Form 10-K
period 2023-12-31
SiriusPoint Ltd
filed 2024-02-29
CIK 1576018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the shares of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023 was $815.1 million.
As of February 23, 2024, the registrant had 169,797,720 common shares issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2023.
______________________________________________________________________________________________________________________________________________________________________________

SiriusPoint Ltd.

INTRODUCTORY NOTE
Unless the context otherwise indicates or requires, as used in this Annual Report on Form 10-K (“Annual Report”) references to “we,” “our,” “us,” and the “Company,” refer to SiriusPoint Ltd. (“SiriusPoint”) and its directly and indirectly owned subsidiaries, as a combined entity, except where otherwise stated or where it is clear that the terms mean only SiriusPoint exclusive of its subsidiaries. “Fiscal,” when used in reference to any twelve-month period ended December 31, refers to our fiscal years ended December 31. Unless otherwise indicated, information contained in this Annual Report is as of December 31, 2023.
Cautionary Note Regarding Forward-Looking Statements
Certain statements contained or incorporated in this Annual Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding prospects for our industry, our business strategy, plans, goals and expectations concerning our market position, international expansion, investment portfolio expectations, future operations, margins, profitability, efficiencies, capital expenditures, liquidity and capital resources and other non-historical financial and operating information. When used in this Annual Report, the words “believes,” “intends,” “seeks,” “anticipates,” “aims,” “plans,” “targets,” “estimates,” “expects,” “assumes,” “continues,” “should,” “could,” “will,” “may” and the negative of these or similar terms and phrases are intended to identify forward-looking statements.
Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the following:
•our ability to execute on our strategic transformation, including re-underwriting to reduce volatility and improve underwriting performance, de-risking our investment portfolio, and transforming our business;
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
•our ability to compete successfully in the insurance and reinsurance market and the effect of consolidation in the insurance and reinsurance industry;
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
•our exposure or potential exposure to corporate income tax in Bermuda and the EU, U.S. federal income and withholding taxes and our significant deferred tax assets, which could become devalued if we do not generate future taxable income or applicable corporate tax rates are reduced;
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

PART I.
Item 1. Business
Background and Overview
SiriusPoint Ltd. was formed following a merger between Sirius International Insurance Group, Ltd. and Third Point Reinsurance Ltd. on February 26, 2021. We are a global underwriter of insurance and reinsurance, headquartered in Bermuda. Our common shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “SPNT.” As of December 31, 2023, we had common shareholders’ equity of $2.3 billion, total capital of $3.3 billion and total assets of $12.9 billion. Our operating companies have a financial strength rating of A- (Stable) from AM Best, Standard & Poor's (“S&P”) and Fitch Ratings (“Fitch”). During the year, both Fitch and S&P revised our outlook from negative to stable, highlighting our improvement in underwriting performance. AM Best affirmed our financial strength rating and outlook on April 19, 2023. On January 29, 2024, S&P removed our holding company, SiriusPoint Ltd., from CreditWatch.
We have licenses to write property, casualty, and accident & health insurance and reinsurance globally, including admitted & non-admitted licensed companies in the United States, a Bermuda Class 4 company, a Lloyd’s of London (“Lloyd’s”) syndicate and managing agency, and an internationally licensed company domiciled in Sweden. We have offices in 10 countries with a total employee population of 1,063 people.
Our company is overseen by our Board of Directors (“the Board”), which is comprised of nine members, of which six are independent directors. Bronek Masojada serves as Chair of the Board effective June 2, 2023.
Business
We set out our ambition, at full year 2022, to create a business which is simpler, generating less volatile earnings and delivers a double digit return on equity by 2024. We have made significant progress against these objectives during 2023. Our aim is to build on last year’s progress, retain our underwriting-first approach and deliver strong results in a more consistent manner.
Our business model remains unique and diversified as we continue to benefit from the three sources of earnings: (i) underwriting results; (ii) services fee income from the Managing General Agents (“MGAs”) we consolidate; and (iii) investment results. During 2023, all the three sources have generated higher earnings compared to 2022. Distribution relationships are important to us, as we generate premiums from various sources, including our consolidated MGAs and non-consolidated MGAs. We seek to apply our underwriting talent, capabilities and proven management expertise to underwrite a profitable book of business and identify new opportunities to create value. Our approach is to be nimble and reactive to market opportunities within our segments of Insurance & Services and Reinsurance, allocating capital where we see profitable opportunity, while remaining disciplined and consistent within our specified risk tolerances and areas of expertise. Our MGA strategy is to partner with high integrity and transparent leaders and teams with deep underwriting expertise and a track record of success. Our partnerships are structured to incentivize all parties to deliver thereby allowing capable teams to do what they do best, while we provide services where our partners are lacking. The arrangement allows us to materially participate in underwriting in concentrated, niche businesses that are new to our portfolio and provide guidance and supervision. We launched 9 new strategic partnerships with various program administrators during 2023, which underwrite across many business lines, including aviation, commercial auto, marine, professional liability and surety.
As of December 31, 2023, we had equity stakes in 26 entities (MGAs, Insurtech and Other), compared to 36 as of December 31, 2022, and we sold an additional stake during January 2024. These MGAs underwrite or distribute a wide range of lines of business, including general liability, professional liability, directors & officers, credit and bond, cyber, commercial automobile, workers compensation, accident & health, and other specialty insurance classes. We provide underwriting capacity in the form of insurance or reinsurance to 14 MGAs, while 8 are investment only. We are currently looking to reduce our equity stakes but we remain committed to providing underwriting capacity and growing the program business in Europe and North America.
We review the three sources of earnings below:
1.Underwriting results;
2.Service fee income from consolidated MGAs; and
3.Investment results

1.Underwriting results
The determination of our reportable segments is based on the manner in which management monitors the performance of our operations. We classify our business into two reportable segments - Reinsurance and Insurance & Services. Collectively, the sum of these two segments constitute “Core” results. Corporate includes the results of all runoff business, which represents certain classes of business that we no longer actively underwrite, including the effect of the Restructuring Plan and certain reinsurance contracts that have interest crediting features. Corporate results also include asbestos and environmental and other latent liability exposures on a gross basis, which have mostly been ceded. The sum of Core results and Corporate results are equal to the consolidated results of operations.
We experienced significant improvement in our underwriting results during 2023 as a result of our portfolio actions, which improved profitability and lowered volatility. Core business delivered a Combined Ratio of 89.1% for the year ended December 31, 2023, an improvement of 12.5 points compared to 101.6% for the year ended December 31, 2022, as we delivered $250.2 million of underwriting income in 2023. The underwriting result was aided by a reduction to our total cost base by over $50 million in 2023.
We took underwriting action in numerous lines of business in the portfolio including global property, U.S. casualty, and multi-year and other structured transactions. Our most notable underwriting action centered on International property within the Reinsurance segment, where we exited around $300 million of premiums, which had been SiriusPoint’s primary source of underwriting volatility. Our underwriting actions have helped to reduce our probable maximum loss (“PML”) for 1-in-100 year event by 60% since June 30, 2021 and our results are benefiting given we experienced significant reduction in volatility during 2023. For the year ended December 31, 2023, we incurred $13.5 million of Core catastrophe losses and $24.8 million of Consolidated catastrophe losses, compared to $137.9 million in the prior year for both Core and Consolidated. Our portfolio re-shaping has also helped to reduce our dependence on the property retrocessional market going forward. We have centralized the underwriting of our property catastrophe reinsurance portfolio in Bermuda.
(1) PMLs are on a per occurrence basis for 1-in-100 year events, net of restatements and after-tax.
(2) Shareholders’ equity includes preference shares and excludes accumulated other comprehensive income (loss) (“AOCI”).
(3) Catastrophe losses are net of reinsurance and reinstatement premiums.
During 2023, we also enhanced our underwriting governance across the portfolio by updating global underwriting guidelines, revising and implementing underwriting authorities and referral thresholds, enhancing policy wording requirements, and establishing targets and thresholds by line of business as we seek to drive business performance and improve discipline. Market conditions have been supportive of our underwriting actions across most of our business lines while we continue to target above inflation rate increases where necessary.
While we made significant progress in 2023, portfolio review and evaluation is an ongoing process and we will continue to make necessary adjustments by taking action to both grow and reduce lines of business based on our risk appetite, market conditions, and market opportunity.

2.    Service fee income from Consolidated MGAs
We earn capital-light service fee income from our four consolidated MGAs, which helps to diversify our earnings. In addition, service fees from consolidated MGAs and their insurance products are generally not as prone to the volatile underwriting cycle that is common in the reinsurance marketplace. During 2023, service fee income was $49.7 million, growing by 36.9% compared to full-year 2022, while service fee margin was 20.9%, up by 4.1% compared to 2022. The fee income growth was primarily driven by Arcadian Risk Capital Ltd. (“Arcadian”), which writes high excess casualty and specialty lines, while the margin increase was mainly driven by Arcadian and International Medical Group, Inc. (“IMG”), which writes travel medicine insurance, international health insurance and trip insurance. Service revenues were $237.5 million for 2023, an increase of 10.2% compared to 2022 as a result of growth in Arcadian and IMG.
As of December 31, 2023, we consolidate four MGAs in our financial statements: Arcadian, IMG, ArmadaCorp Capital, LLC (“Armada”), which writes healthcare and insurance services focused on supplemental health and workplace benefits; and Alta Signa Holdings (“Alta Signa”) which writes financial and professional lines in Europe. We own 100% of Armada and IMG, 75.1% of Alta Signa and 49% of Arcadian. In addition, all of the consolidated MGAs have third-party capacity providers. In aggregate, the consolidated MGAs, excluding Banyan, generated gross premiums written of $631.1 million in the year ended December 31, 2023, up 2.2% from $617.4 million in the year ended December 31, 2022 and have a book value of $89.6 million as of December 31, 2023. We sold our remaining ownership shares in Banyan Risk Ltd. (“Banyan”) in the fourth quarter of 2023, which resulted in deconsolidation of our ownership position. However, SiriusPoint and Banyan executed a three-year extension of the commercial relationship, extending the partnership.
3.    Investment results
During 2023, we continued to rotate our investment portfolio to further reduce volatility and capital intensity, while benefiting from higher rates. Overall, our investment strategy remains focused on high quality, fixed income instruments with an average credit rating of “AA”. SiriusPoint's investment objective is to maximize risk-adjusted after tax net investment income while maintaining liquidity, diversification and complying with internal, external risk and capital management requirements in support of meeting policyholder obligations.
Our investment results were strong at $272.7 million, compared to a loss of $322.7 million in 2022. 2023 investment results are made up of $283.7 million of net investment income, $1.0 million of net realized and unrealized losses from related party investment funds and $10.0 million of net realized and unrealized investment losses from third parties. We had no defaults across our fixed income portfolio during 2023.
We took several portfolio actions in 2023 to further reduce the volatility in the investment result, including the continued expansion of our available for sale portfolio (“AFS”) which originated in 2022. AFS securities make up 78.4% of the investment portfolio as of December 31, 2023, up from 46.6% at December 31, 2022 and 0% at December 31, 2021. Moreover, we lengthened the duration of our fixed income portfolio backing net loss reserves to be economically matched with the liabilities, 2.7 years as of December 31, 2023, up from 2.5 years as of December 31, 2022, reducing our go-forward economic risk to interest rates. Finally, we reduced our exposure to the Third Point Enhanced LP (“TP Enhanced Fund”) to $77.5 million as of December 31, 2023, from $100.3 million as of December 31, 2022 and $878.2 million as of December 31, 2021, thereby reducing capital charges and de-risking the entire portfolio. During 2023, we increased our exposure to fixed income investment holdings, including corporate debt and government securities, short-term investments and structured securities in line with our investment strategy.

(1) Other includes Strategic, TP Ventures, and Legacy and other alternative investments.
(2) TP Enhanced Fund.
(3) Excludes Short-term Investments.
Reportable Segments
The determination of our reportable segments is based on the manner in which management monitors the performance of our operations. We classify our business into two reportable segments - Reinsurance and Insurance & Services. Collectively, the sum of these two segments constitute “Core” results. We believe it is useful to review Core results as it better reflects how management views the business and reflects our decision to exit the runoff business. The sum of Core results and Corporate results are equal to the consolidated results of operations. Core underwriting income, Core net services income, Core income and Core combined ratio are non-GAAP financial measures. Within our segments, we underwrite a variety of insurance and reinsurance products as shown in the table below.

The following table provides a breakdown by line and type of business of gross premiums written and net premiums earned for the years ended December 31, 2023 and 2022:

	2023		2022
	Amount	Percentage of Total	Amount	Percentage of Total
Gross premiums written	($ in millions)
Casualty	$551.7	16.1%	$485.0	14.2%
Specialty	437.2	12.8%	447.0	13.1%
Property Other	117.8	3.4%	328.7	9.6%
Property Catastrophe	164.3	4.8%	260.3	7.6%
Other	—	—%	0.4	—%
Reinsurance	1,271.0	37.1%	1,521.4	44.5%
A&H	844.7	24.6%	858.8	25.2%
Casualty	831.3	24.3%	759.1	22.3%
Specialty	281.2	8.2%	241.6	7.1%
Property Other	73.3	2.1%	20.8	0.7%
Property Catastrophe	9.2	0.3%	3.9	0.1%
Insurance & Services	2,039.7	59.5%	1,884.2	55.4%
Core	3,310.7	96.6%	3,405.6	99.9%
Corporate (1)	116.7	3.4%	4.1	0.1%
Total gross premiums written	$3,427.4	100.0%	$3,409.7	100.0%

	2023		2022
	Amount	Percentage of Total	Amount	Percentage of Total
Net premiums earned	($ in millions)
Casualty	$539.2	22.2%	$513.4	22.1%
Specialty	283.9	11.7%	317.4	13.7%
Property Other	120.0	5.0%	257.7	11.1%
Property Catastrophe	88.3	3.6%	124.2	5.4%
Other	—	—%	0.4	—%
Reinsurance	1,031.4	42.5%	1,213.1	52.3%
A&H	649.6	26.8%	603.1	26.1%
Casualty	382.7	15.8%	316.3	13.6%
Specialty	182.2	7.5%	152.7	6.6%
Property Other	29.7	1.2%	12.6	0.5%
Property Catastrophe	5.0	0.2%	2.1	0.1%
Insurance & Services	1,249.2	51.5%	1,086.8	46.9%
Core	2,280.6	94.0%	2,299.9	99.2%
Corporate (1)	145.6	6.0%	18.2	0.8%
Total net premiums earned	$2,426.2	100.0%	$2,318.1	100.0%
(1) Corporate includes gross premiums written and net premiums earned from all runoff business.
Reinsurance Segment
In our Reinsurance segment, we provide reinsurance products to insurance and reinsurance companies, government entities, and other risk bearing vehicles on a treaty or facultative basis.
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
For reinsurance assumed, we participate in the reinsurance market with a global focus through the broker market distribution channel. We primarily write treaty reinsurance, on both a proportional and excess of loss basis, and provide facultative reinsurance in some of our business lines. In the United States and Bermuda, our core focus is on distribution, risk and clients located in North America while our international operation is focused primarily on distribution, risks and clients located in Europe.
The Reinsurance segment predominantly underwrites Casualty, Property and Specialty lines of business on a worldwide basis.
For Casualty, we provide reinsurance to casualty insurers who underwrite a diverse range of casualty classes. We work with clients all over the world, including multi-national, nationwide and regional carriers, as well as risk retention groups and captives. We also partner with managing general agents and sponsor cover holders. In London, we write on Lloyd’s paper through our platform, Syndicate 1945, and our US platform underwrites through SiriusPoint America Insurance Company (“SiriusPoint America”). Our underwriting focus is on proportional transactions covering all major commercial casualty lines, as well professional liability with an emphasis on specialty niche classes of business including personal lines.

For Property, our property reinsurance underwriters work with leading global brokers as well as large national writers and regional companies. Underwriting is focused on providing critical catastrophe protection and worldwide coverage for natural perils, underwriting residential, commercial, and industrial risks in the United States, Europe and Asia. Our specialist underwriters are supported by a team of actuaries and we use bespoke catastrophe modelling to provide the right risk protection for our partners and clients. Our Property Reinsurance offering includes: property catastrophe protection, risk excess of loss, cannabis - pro rata, building risk and structured property specifically in the United States. In 2023, as a part of its International Reorganization, the Company significantly reduced its international property catastrophe premiums written, with reinsurance protection purchased at similar costs but with lower attachment points to further protect the balance sheet.

For Specialty, our business encompasses a broad range of worldwide reinsurance coverages, including proportional and excess of loss, treaty and facultative. Specialty business lines in the Reinsurance segment include Aviation & Space, Marine & Energy and Credit.
Insurance & Services Segment
Through the Insurance & Services segment, we underwrite primary insurance in a number of sectors. With deep expertise and global reach, we offer innovative insurance solutions to meet the changing risk circumstances of our clients every day. The Insurance & Services segment includes Accident & Health, Property & Casualty, and Specialty.

Accident & Health (“A&H”) provides flexible insurance products to meet the risk management needs of diverse populations in select markets. This includes employer groups, associations, affinity groups, higher education and other niche markets. We offer program management and underwriting guidance to our partners who provide access to modern, affordable accident and health solutions to their clients. Our partners include insurance and reinsurance brokers, managing general underwriters, managing general agents, third party administrators and insurtechs. To deliver the greatest level of flexibility for our partners, we also provide access to multiple risk-bearing entities, such as domestic U.S. admitted paper with SiriusPoint America, International paper with SiriusPoint International Insurance Company (“SiriusPoint International”), and SiriusPoint Bermuda Insurance Company Ltd. (“SiriusPoint Bermuda”), Excess & Surplus paper with SiriusPoint Specialty Insurance Company, and Lloyd’s Syndicate 1945. As a part of its Accident & Health product offerings, SiriusPoint owns 100% of IMG and Armada, who receive fees for services provided within Insurance & Services and to third parties. IMG offers a full line of international medical insurance products, trip cancellation programs, medical management services and 24/7 emergency medical and travel assistance. Armada operates as a supplemental medical insurance MGA.

For Property & Casualty insurance, we are a leading carrier for program administrators and managing general agents. The majority of our insurance business is written through partners in the property and casualty space, covering professional liability, workers’ compensation, and commercial auto lines in Bermuda, London, Europe, North America and around the world.

For Specialty, our business encompasses a broad range of worldwide insurance coverages. Specialty business lines in the Insurance & Services segment include Aviation & Space, Marine & Energy, Credit and Mortgage.

Arcadian and Alta Signa support the Property & Casualty and Specialty business lines.
Marketing and Distribution
In Insurance & Services, SiriusPoint is a leading carrier for program administrators and managing general agents. Through our extensive suite of capabilities, underlying financial strength, relationships, responsiveness, and creativity, SiriusPoint has earned a reputation as an exceptional partner to Property, Casualty and Specialty Lines, and Accident & Health Programs in Bermuda, London, Europe, North America, and around the world. We work together with program administrators, managing general agents, reinsurance brokers, and other advisers in the space to enable programs to grow and achieve success. We offer our partners: primary insurance capacity (paper) enabled by admitted, non-admitted, and international capabilities, coordinated reinsurance with SiriusPoint as a risk-taking carrier, strong distribution relationships in reinsurance and insurance, and robust global license suite and platform, enabling growth and ease-of-business.
For primary insurance business, we enter into agreements with select MGAs, who then market our insurance products to the general public and have underwriting authority on our behalf. We pay certain MGAs profit commissions based upon the underwriting profit of business produced. We have well-defined underwriting standards in place for these MGAs that are closely monitored by our staff. Before each MGA program is entered into, the MGA undergoes a rigorous due diligence process. In addition to the day-to-day interactions and oversight monitoring that we have with our MGAs, audits are performed on a regular basis. These high-retention, long-term partnerships can generate significant premium, and create alignment with the MGAs as they often retain a share of underwriting results.
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
We maintain a disciplined underwriting strategy which, while considering overall exposure, focuses on writing more business when market terms and conditions are favorable and reducing business volume when terms and conditions become less favorable. We offer clients a wide range of insurance and reinsurance products across multiple lines of business to satisfy risk management needs.
For Insurance & Services, our approach to accessing the market through MGAs involves leaning on the expertise of our partners to create products and services, manage distribution relationships, underwrite risks in accordance with delegating underwriting authorities, issue and service policies on behalf of SiriusPoint and manage claims handling. We put in place rigorous controls that are designed to ensure underwriting risks are evaluated thoroughly and monitored consistently. Key controls in place include formal written Program Management Agreements, written underwriting guidelines, annual underwriting audits, and a monthly flow of financial and operational metrics that provide transparency into underlying business results mostly through our MGAs and strategic partnerships which source business internationally and in the United States. Additionally, our underwriters, actuaries, claims and compliance personnel perform audits of MGAs and certain ceding companies, in products and regions where this is applicable.
For Reinsurance, we derive business from a broad spectrum of ceding companies, including national, regional, specialty, and excess and surplus lines writers, both internationally and in the United States. We price our products by assessing, among other things, the distribution of potential outcomes and the our margin required to achieve our desired underwriting result. Our pricing requirements are based on a number of underwriting factors including historical results, analysis of exposure and estimates of future loss costs, a review of other programs displaying similar exposure characteristics, ceding company's underwriting and claims experience.
Claims Management
Our global claims team has experience in the markets, countries, and industries we serve, with focus on adding value to our customer and partner portfolios by effectively handling claims and mitigating customer loss across our many insurance products. Our global team handles claims across our diverse underwriting portfolio. We work in partnership with our business line experts to deliver on our claims promise: to provide security and resilience against insured risks.
Our claims professionals support SiriusPoint’s primary insurance business, in addition to handling claims associated with program administrators, managing general agents, and third-party administrators. Our claims specialists work closely with reinsurance intermediaries and/or ceding companies to obtain and/or review specific claims information, in order to properly adjust and resolve each claim matter. Where customary or appropriate and according to our risk-based audit criteria, our claims specialists perform selective remote or on-site claim reviews, to assess the claim handling abilities, reserve techniques and propriety of controls and processes. The results of these claim reviews are shared with the underwriters and actuaries to assist them in pricing products and establishing loss reserves.
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
To manage and price catastrophe risk, we license third-party global property catastrophe modeling software, and we also utilize our own models to price risk, calculate expected PML estimates, and consolidate and report on all worldwide property exposures. This platform is used to calculate individual and aggregate PMLs by combining multiple third-party and proprietary models, actuarial methods, and underwriting judgement.
We do not exclusively rely upon catastrophe modeling to measure our exposure to natural catastrophe risk. We monitor gross and net property catastrophe occurrence limits by country and region globally. Further, losses to a number of deterministic scenarios involving both natural and man-made catastrophes are estimated and tracked.

The following tables provide an estimate of our four largest PML zones on a per occurrence basis for 1-in-100 and 1-in-250 year events as of January 1, 2024 and 2023 as measured by net after-tax exposure.

January 1, 2024
			SiriusPoint Net After-Tax Loss
	SiriusPoint Gross Loss	Net After Reinsurance and Reinstatements	Net After- Tax (1)	Net After- Tax as % of Total Capital (2)	Net After-Tax as % of Common Shareholders’ Equity (2)
	($ in millions)
	1-in-100 year event
Southeast U.S.	$206	$64	$54	2%	2%
West Coast U.S.	163	72	63	2%	3%
Northeast U.S.	118	58	48	1%	2%
Europe	$59	$51	$43	1%	2%
	1-in-250 year event
Southeast U.S.	$265	$111	$94	3%	4%
West Coast U.S.	232	89	77	2%	3%
Northeast U.S.	208	75	62	2%	3%
Europe	$72	$63	$53	2%	2%
January 1, 2023
			SiriusPoint Net After-Tax Loss
	SiriusPoint Gross Loss	Net After Reinsurance and Reinstatements	Net After- Tax	Net After- Tax as % of Total Capital (2)	Net After-Tax as % of Common Shareholders’ Equity (2)
	($ in millions)
	1-in-100 year event
Southeast U.S.	$226	$81	$80	3%	4%
West Coast U.S.	198	92	90	3%	5%
Northeast U.S.	134	72	68	2%	4%
Europe	$68	$46	$37	1%	2%
	1-in-250 year event
Southeast U.S.	$300	$95	$93	3%	5%
West Coast U.S.	275	141	135	5%	7%
Northeast U.S.	258	97	94	3%	5%
Europe	$84	$50	$40	1%	2%
(1)As of January 1, 2024, net after-tax reflects the 15% corporate income tax rate for Bermuda.
(2)Total capital and common shareholders’ equity as of December 31, 2023 and 2022. Total capital represents total debt, Series B preference shares, and common shareholders’ equity.
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

The effects of reinsurance on our written and earned premiums and on loss and loss adjustment expenses for the years ended December 31, 2023, 2022 and 2021 were as follows:

	2023	2022	2021
Written premiums:	($ in millions)
Direct	$1,678.7	$1,403.9	$718.0
Assumed	1,748.7	2,005.8	1,518.5
Gross premiums written	3,427.4	3,409.7	2,236.5
Ceded	(989.5)	(860.5)	(502.3)
Net premiums written	$2,437.9	$2,549.2	$1,734.2

Premiums earned:
Direct	$1,498.0	$1,153.6	$600.8
Assumed	1,826.0	1,915.2	1,598.5
Gross premiums earned	3,324.0	3,068.8	2,199.3
Ceded	(897.8)	(750.7)	(482.3)
Net premiums earned	$2,426.2	$2,318.1	$1,717.0

Loss and loss adjustment expenses:
Direct	$1,008.6	$778.0	$349.3
Assumed	910.5	1,386.8	1,506.1
Loss and loss adjustment expenses incurred	1,919.1	2,164.8	1,855.4
Ceded	(537.8)	(576.4)	(528.9)
Loss and loss adjustment expenses incurred, net	$1,381.3	$1,588.4	$1,326.5
Our reinsurance protections primarily consist of pro-rata and excess of loss protections that protect our reportable segments within Reinsurance and Insurance & Services. Attachment points and coverage limits vary by product and region around the world. Protections by reportable segment are summarized below.
Reinsurance Segment
Our core proportional property reinsurance programs provide protection for parts of the International and United States non proportional treaty accounts. These reinsurance protections are designed to reduce exposure both to large catastrophe losses and to a frequency of smaller loss events. As of January 1, 2024, commensurate with our gross property catastrophe liability reductions and branch office restructuring, we reduced the number of property proportional treaties we purchase on our treaty reinsurance portfolio to two from four as of January 1, 2023 and in excess of fifteen in prior years.
As of January 1, 2024, we have in place an all-natural perils excess of loss retrocessional reinsurance coverage for loss events impacting our property exposures, replacing the 2023 coverage. The coverage for 2024 is comprised of a combination of reinsurance placed on lead terms on which several reinsurers participate and private placements with individual reinsurers at terms and conditions based on individual reinsurer preference. The table below represents a broad summary of coverage and attachment points in-force protection as of January 1, 2024 and 2023.

	January 1, 2024	January 1, 2023
Limit:	($ in millions)
U.S. Ultimate Net Loss Limit based on SiriusPoint Loss	$127.5	$100.0
U.S. State Weighted Industry Loss Limit (Indexed Protection based on Industry Loss)	—	100.0
Total 1st U.S. Event Limit	127.5	200.0
Total 2nd U.S. Event Limit	92.5	100.0
Excluding U.S. Ultimate Net Loss Event Limit	—	125.0
Total 1st Excluding U.S. Event Limit	—	125.0
Total 2nd Excluding U.S. Event Limit	—	125.0
Retention:
U.S. Ultimate Net Loss Retention	72.5	90.0
Worldwide Excluding U.S. Ultimate Net Loss Retention	$—	$40.0
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
Loss Portfolio Transfers
On March 2, 2023, we agreed to enter into a loss portfolio transfer transaction (“2023 LPT”), on a funds withheld basis, with Pallas Reinsurance Company Ltd., a subsidiary of the Compre Group, an insurance and reinsurance legacy specialist, which closed on June 30, 2023. The 2023 LPT comprises several classes of business from 2021 and prior underwriting years. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on the 2023 LPT. We also closed a loss portfolio transfer transaction on October 29, 2021 (the “2021 LPT”) with Pallas Reinsurance Company Ltd.
Reinsurance Recoverables by Rating
As of December 31, 2023, we had loss and loss adjustment expenses recoverable, net of $2.3 billion (December 31, 2022 - $1.4 billion). Because retrocessional reinsurance contracts do not relieve us of our obligation to our insureds, the ability to collect balances due from our reinsurers is important to our financial strength. We monitor the financial strength and ratings of retrocessionaires on an ongoing basis. Uncollectible amounts historically have not been significant.

The following table provides a listing of our loss and loss expenses recoverable, net by the reinsurer’s S&P rating and the percentage of total recoverables as of December 31, 2023. With certain reinsurers, if S&P’s rating was not available, an equivalent AM Best or other major credit rating agencies’ rating was used.

	December 31, 2023
Rating(1)	Gross	Collateral	Net	% of Net Total
	($ in millions)
AA	$294.5	$76.9	$217.6	24.4%
A	601.9	111.2	490.7	55.1%
BBB or lower	202.0	76.6	125.4	14.1%
Not rated(2)	1,196.7	1,140.1	56.6	6.4%
	$2,295.1	$1,404.8	$890.3	100.0%
(1)S&P's ratings as detailed above are: "AA" (Very strong), "A" (Strong), and "BBB" (Adequate).
(2)Not rated represents reinsurers who are not rated by S&P, AM Best, or another major credit rating agency. Included in the not rated category is $1,090.2 million related to Pallas Reinsurance Company Ltd. as a result of the 2023 LPT and 2021 LPT.
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
Investments
We repositioned our investment portfolio to better align with our underwriting strategy. The increase in interest rates provided an opportunity to rotate the portfolio and capture yield. The repositioning lowers our volatility, while taking advantage of opportunities to improve risk-adjusted returns across asset classes.
Our investment objective is to optimize risk-adjusted after-tax net investment income while (1) maintaining a high quality, diversified investment portfolio, (2) maintaining adequate liquidity, and (3) complying with the regulatory, rating agency, and internal risk and capital management requirements, all in support of the company goal of meeting policyholder obligations. This objective and the associated policies and guidelines ("Investment Policy and Guidelines") are established by the Investment Committee of the SiriusPoint Board of Directors. Certain relevant subsidiaries also approve policies and guidelines substantially similar to, and consistent with, the SiriusPoint Investment Policy and Guidelines, in accordance with local laws and regulations.
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
Our global customer base and footprint requires us to transact in numerous currencies. We utilize third party instruments such as currency forwards or swaps to hedge our net exposure by currency. We do not apply hedge accounting to currency swaps or forwards.
See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 8 “Investments” in our audited consolidated financial statements included elsewhere in this Annual Report for additional information on our investment portfolio.
Competition and Peers
The worldwide insurance and reinsurance markets are highly competitive. Competition is influenced by a variety of factors, including prices charged, coverage and other terms and conditions offered, financial strength ratings, prior history and relationships, as well as expertise and claims handling performance.

We compete for insurance and reinsurance business in Bermuda, Europe, the United States, and other international markets with numerous global competitors. While some of our competitors have greater revenue and shareholders’ equity and higher ratings than SiriusPoint, we believe that we are well-positioned to compete against our peers.
In addition, competition in reinsurance across a broad array of property, casualty, and specialty products has been exacerbated by competition from non-traditional sources of capital accessing reinsurance through the Insurance-Linked Securities (“ILS”) markets, including catastrophe bonds, collateralized reinsurance, and side-cars. Additionally, there has been an increase in competition in the insurance markets as a result of the growth of program managers offering product through fronting insurance companies. Both increased insurance and reinsurance competition has resulted in increased product pricing pressure, as well as market share competition for some of the products we offer.
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

	AM Best (1)		Fitch (2)		S&P (3)
	Rating	Outlook	Rating	Outlook	Rating	Outlook
SiriusPoint Bermuda	"A-" (Excellent)	Stable	"A–" (Strong)	Stable	"A–" (Strong)	Stable
SiriusPoint International	"A-" (Excellent)	Stable	"A–" (Strong)	Stable	"A–" (Strong)	Stable
SiriusPoint America	"A-" (Excellent)	Stable	"A–" (Strong)	Stable	"A–" (Strong)	Stable
SiriusPoint Specialty Insurance Corporation	"A-" (Excellent)	Stable	N/A	N/A	"A–" (Strong)	Stable
(1) “A–" is the fourth highest of 13 financial strength ratings assigned by AM Best, as last updated April 19, 2023.
(2) “A–" is the seventh highest of 22 financial strength ratings assigned by Fitch, as last updated March 22, 2023.
(3) “A–" is the seventh highest of 21 financial strength ratings assigned by S&P's, as last updated November 9, 2023.
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
These ratings are subject to periodic review and may be revised upward, downward or revoked at the sole discretion of the rating agencies.
On March 22, 2023, Fitch Ratings revised our outlook from negative to stable to reflect recent underwriting performance improvement. On April 19, 2023, AM Best affirmed our financial strength rating and outlook. On November 9, 2023 S&P also revised our outlook from negative to stable to reflect recent underwriting performance improvement, and affirmed our financial strength rating. On January 29, 2024, S&P also removed our holding company, SiriusPoint Ltd., from CreditWatch.
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
In addition, each Class 3A and Class 4 insurer is also required to file, on an annual basis with the BMA, a capital and solvency return along with their annual financial statutory returns. The prescribed form of capital and solvency return comprises the insurer’s Bermuda Solvency Capital Requirement (“BSCR”) model or an approved internal capital model in lieu thereof (more fully described below), various schedules, a statutory economic balance sheet and the opinion of the loss reserve specialist.
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
Eligible Capital
To enable the BMA to better assess the quality of an insurer’s capital resources, Class 3A and Class 4 insurers are required to disclose the makeup of its capital in accordance with the ‘3-tiered capital system’. Under this system, all of the insurer’s capital instruments will be classified as either basic or ancillary capital, which in turn will be classified into one of three tiers based on their “loss absorbency” characteristics. Under this regime, up to certain specified percentages of Tier 1, Tier 2 and Tier 3 Capital may be used to support the insurer’s MSM, ECR and TCL.
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
A controller includes (i) the managing director of the registered insurer or its parent company; (ii) the chief executive of the registered insurer or its parent company; (iii) a shareholder controller (as defined below); and (iv) any person in accordance with whose directions or instructions the directors of the registered insurer or of its parent company are accustomed to act. All registered insurers are required to give written notice to the BMA of a change in controller(s) within 45 days of becoming aware of such change. The BMA may object to a controller and require the controller to reduce its shareholdings and direct, among other things, that voting rights attaching to the shares shall not be exercisable.
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
Group Solvency and Group Supervision
The current supervision and solvency rules (together, "Group Rules") apply to the Regulatory Group so long as the BMA remains SiriusPoint's group supervisor. Through the Group Rules, the BMA may take action that affects SiriusPoint. Under the Group Rules, the Regulatory Group is required to annually prepare and submit to the BMA group audited financial statements prepared in accordance with GAAP, group statutory financial statements, a group capital and solvency return, an annual group statutory financial return, a Group Solvency Self-Assessment ("GSSA"), and a financial condition report. The GSSA assesses the quality and quantity of the capital required to adequately cover the risks to which the insurance group is exposed. In particular, the GSSA should, among other things, include consideration of the relationship between risk management, the quality and quantity of capital resources, the impact of risk mitigation techniques and diversification and correlation effects between material risks; describe the Regulatory Group's risk appetite; be forward-looking; include appropriate stress and scenario testing and appropriately reflect all assets and liabilities, material off-balance sheet arrangements, material intra-group transactions, relevant managerial practices, systems and controls and a valuation basis that is aligned with the risk characteristics and business model of the group. The Regulatory Group is also required to maintain available statutory economic capital and surplus in an amount that is at least equal to or exceeds the value of its group ECR provided that the group ECR shall at all times be an amount equal to or exceed the group minimum solvency margin. The BMA has established a group target capital level equal to 120% of group ECR. In addition, under the tiered capital requirements, all of the Regulatory Group's capital instruments will be classified as either basic or ancillary capital which in turn will be classified into one of three tiers based on their "loss absorbency" characteristics. Highest quality capital will be classified Tier 1 Capital, and lesser quality capital will be classified as either Tier 2 Capital or Tier 3 Capital. A minimum threshold of Tier 1 Capital and maximum thresholds of Tier 2 and Tier 3 Capital used to satisfy the Regulatory Group MSM and Regulatory Group ECR requirements are specified under the rules.
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

Group Governance
The Group Rules require the Board of Directors of SiriusPoint (the "Parent Board") to establish and effectively implement corporate governance policies and procedures, which must be periodically reviewed to ensure they continue to support the overall organizational strategy of the Regulatory Group. In particular, the Parent Board must:
•ensure that the operational and oversight responsibilities of the group are clearly defined and documented and that the reporting of material deficiencies and fraudulent activities are transparent and devoid of conflicts of interest;
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
Any entity that must satisfy economic substance requirements but fails to do so could face automatic disclosure to competent authorities in the EU of the information filed by the entity with the Bermuda Registrar of Companies in connection with the economic substance requirements and may also face financial penalties, restriction or regulation of its business activities and/or may be struck off as a registered entity in Bermuda.
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
Under Bermuda law, exempted companies are companies formed for the purpose of conducting business outside Bermuda from a principal place in Bermuda. As an exempted company, SiriusPoint may not participate in certain business transactions, including the carrying on of business of any kind in Bermuda, except in furtherance of its business carried on outside Bermuda or under a license granted by the Minister of Finance. Generally, it is not permitted without a special license granted by the Minister of Finance to insure Bermuda’s domestic risks or risks of persons of, in or based in Bermuda.
The Personal Information Protection Act 2016 (“PIPA”) is the principal Bermuda legislation regulating the right to personal informational privacy. In December 2016, PIPA sections relating generally to the establishment, staffing, funding, and general powers of the Privacy Commissioner came into force. In January 2020 a Privacy Commissioner was appointed. January 1, 2025 has been announced as the date of full implementation of PIPA.
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
SiriusPoint's U.S.-based insurance and reinsurance subsidiaries, and their respective domiciliary state regulators (the "Domiciliary States") are as follows:
•SiriusPoint America Insurance Company (New York State Department of Financial Services);
•SiriusPoint Specialty Insurance Corporation (New Hampshire Insurance Department); and
•Oakwood Insurance Company (Tennessee Department of Commerce and Insurance).
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
The NAIC has a set of financial relationship tests known as the Insurance Regulatory Information System to assist state insurance regulators in monitoring the financial condition of insurance companies and identifying companies that require special regulatory attention operating in their respective states. Insurance companies generally submit data annually to their domiciliary state regulator, which in turn analyzes the data using prescribed financial data ratios ("IRIS ratios"), each with defined "usual ranges". Generally, regulators will begin to investigate or monitor an insurance company if its IRIS ratios fall outside the usual ranges for four or more of the ratios. If an insurance company has insufficient capital, regulators may act to reduce the amount of insurance it can issue or, in severe situations, assume control of the company. None of SiriusPoint's

U.S.-based insurance and reinsurance subsidiaries is currently subject to regulatory scrutiny based on their respective IRIS ratios.
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
States have adopted laws modeled on the NAIC's Risk Management and Own Risk and Solvency Assessment Model Act ("ORSA Model Act") to strengthen the ability of regulators to understand and regulate the risk-management practices of insurers and insurance groups. The ORSA Model Act requires insurers meeting premium thresholds to: (i) maintain a risk-management framework and (ii) annually submit a comprehensive report designed to assess the adequacy of an insurer's risk-management practices, including risks related to the insurer's future solvency position. Each of the Domiciliary States has substantially adopted the ORSA Model Act, and SiriusPoint's U.S.-based insurance and reinsurance subsidiaries are in compliance with the ORSA Model Act as adopted by the Domiciliary States.
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
The NAIC's Insurance Holding Company System Regulatory Model Act (the "Holding Company Model Act"), addresses the concept of "enterprise risk" within an insurance holding company system and provides enhanced authority for states to regulate insurers as well as their affiliated entities and imposed more extensive informational requirements on parents and other affiliates of licensed insurers or reinsurers for the purpose of protecting licensed companies from enterprise risk. The Holding Company Model Act requires the ultimate controlling person in an insurer's holding company structure to identify and annually report to state insurance regulators material risks within the structure that could pose enterprise risk to the insurer. Each of the Domiciliary States has substantially adopted the Holding Company Model Act.
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
Pricing, Investments and Dividends
Nearly all states have insurance laws requiring licensed property and casualty insurance companies to file their rates, rules and policy or coverage forms with the state's regulatory authority. In most cases, such rates, rules and forms must be approved prior to use. While pricing laws vary from state to state, their objectives are generally to ensure that rates are not excessive, unfairly discriminatory or used to engage in unfair price competition. The ability and timing of SiriusPoint's U.S.-based insurance and reinsurance subsidiaries to increase rates are dependent upon the regulatory requirements in each state where policies are sold.
SiriusPoint's U.S.-based insurance and reinsurance subsidiaries are subject to state laws and regulations that require investment portfolio diversification and that dictate the quality, quantity and general types of investments they may hold. Non-compliance may cause non-conforming investments to be non-admitted when measuring statutory surplus and, in some instances, may require divestiture. SiriusPoint's investment/finance units continually monitor portfolio composition to ensure compliance with the investment rules applicable to each insurance and reinsurance subsidiary.
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
The federal government also has issued certain orders and regulations that require SiriusPoint’s U.S.-based insurance and reinsurance subsidiaries to establish certain internal controls. Most significant of these regulations is the U.S. Treasury Department Office of Foreign Asset Control ("OFAC"). OFAC proscribes transactions with specially designated nationals ("SDNs") and blocked countries due to ties with matters such as terrorism, drugs and money laundering. Insurance and reinsurance transactions with SDNs and blocked countries are prohibited and violation can result in significant fines.
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
The Dodd-Frank Act also authorizes the FIO to assist the Treasury Department in negotiating covered agreements. A covered agreement is an agreement between the U.S. and one or more foreign governments, authorities or regulatory entities, regarding prudential measures with respect to insurance or reinsurance. The FIO is further charged with determining, in accordance with the procedures and standards established under the Dodd-Frank Act, whether state laws are preempted by a covered agreement. Pursuant to this authority, in September 2017, the U.S. and the European Union (“EU”) signed a covered agreement (the "Covered Agreement") to address, among other things, reinsurance collateral requirements. U.S. state regulators had 60 months, or five years, to adopt reinsurance reforms removing reinsurance collateral requirements for EU reinsurers that meet the Covered Agreement's prescribed minimum conditions or else state laws imposing such reinsurance collateral requirements could have been subject to federal preemption. On June 25, 2019, the NAIC Executive Committee and Plenary adopted revisions to the Credit for Reinsurance Model Law and Regulation ("Model Law and Regulation") which incorporate relevant provisions of the Covered Agreement. Thereafter, individual states began a process of adopting the Model Law and Regulation. As of August 2022, all 50 states and 6 U.S. territories incorporated revisions of the Credit for Reinsurance Model Law to their respective legal frameworks. The reinsurance collateral provisions of the Covered Agreement may increase competition, in particular with respect to pricing for reinsurance transactions, by lowering the cost at which competitors are able to provide reinsurance to U.S. insurers.
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
Issues surrounding data security and the safeguarding of consumers' protected information are under increasing regulatory scrutiny by state and federal regulators, particularly in light of the number and severity of recent U.S. companies' data breaches. The Federal Trade Commission, the Federal Bureau of Investigation, the Federal Communications Commission, the New York State Department of Financial Services, and the NAIC have undertaken various studies, reports and actions regarding data security for entities under their respective supervision. Some states have recently enacted new insurance laws that require certain regulated entities to implement and maintain comprehensive information security programs to safeguard the personal information of insureds and enrollees. For example, New York requires financial institutions, including certain of SiriusPoint's U.S.-based insurance and reinsurance subsidiaries, to establish a cybersecurity program with specific technical safeguards and requirements regarding governance, incident planning, data management, system testing and regulator notification. In addition, the California Consumer Privacy Act of 2018 (“CCPA”), which took effect January 1, 2020, and which amended Proposition 24, the California Privacy Rights Act (“CPRA”), added new additional privacy protections beginning January 1, 2023. The CPRA and CCPA require SiriusPoint to comply with obligations to identify and secure personal data, among other requirements.
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
The General Data Protection Regulation (EU 2016/679) ("GDPR") became effective on May 25, 2018. The GDPR is intended to harmonize data protection procedures and enforcement across the European Union (the “EU”) and achieve consistency with the system for ensuring privacy online and it is directly applicable to data controllers and data processors in all member states. Many of the provisions of the GDPR have a significant impact on data controllers and processors who are active within the EEA, and those who are located outside it, including SiriusPoint. The penalties for breach of GDPR and IDD are substantial.
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
As of December 31, 2023, SiriusPoint International's Safety Reserve was SEK 6.0 billion, or $597.2 million (based on the December 31, 2023 SEK to USD exchange rate). Under Swedish GAAP, an amount equal to the Safety Reserve, net of a related deferred tax liability established at the Swedish tax rate, is classified as common shareholders' equity. Generally, this deferred tax liability ($123.0 million based on the December 31, 2023 SEK to USD exchange rate) is required to be paid by SiriusPoint International if it fails to maintain prescribed levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, the related deferred tax liability is not taken into account by Swedish regulatory authorities for purposes of calculating Solvency Capital under Swedish insurance regulations.
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
SiriusPoint's U.K.-based authorized insurance subsidiaries are as follows:
•Sirius International Managing Agency Limited, a Lloyd's managing agent that is dual-regulated by the PRA and FCA and supervised by Lloyd's; and
•International Medical Group Limited, an insurance intermediary regulated by the FCA.
SiriusPoint International Insurance Corporation (publ) had previously been operating in the U.K. under an EEA branch passporting license and has applied to the PRA to transform the branch to a third country insurance branch. Approval from the PRA to operate the third country insurance branch was granted in March 2022. SiriusPoint International Insurance Corporation (publ) is also supporting Syndicate 1945 through Sirius International Corporate Member, a corporate member of Lloyd's.

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
The governing body of the Lloyd's market is the Council of Lloyd's (the "Council"). The Council is responsible for the supervision and management of the Lloyd's market and it has the power to regulate and direct the business of the market. The Lloyd's Act, bylaws, requirements made under bylaws, principles for doing business (‘Principles,’ previously, minimum standards, which were transitioned in 2022 to outcome based principles for doing business), guidance, codes of conduct and bulletins issued by or under the authority of the Council together contain the powers and requirements that apply in respect of businesses operating in the Lloyd's market. In addition, Lloyd's prescribes, in respect of its managing agents and corporate and individual members ("Members"), Principles relating to their management and control, financial resources and various other requirements. In addition, as dual-regulated firms, managing agents must comply with the relevant parts of the PRA Rulebook and the FCA Handbook (including FCA capital resources requirements). SiriusPoint participates in the Lloyd's market through the 100% ownership of Sirius International Corporate Member, which is the sole member of Syndicate 1945. Syndicate 1945 commenced underwriting on July 1, 2011 and is managed by another wholly-owned subsidiary within SiriusPoint, Sirius International Managing Agency. Lloyd's approved net capacity for Syndicate 1945 in 2024 is £144.0 million, or approximately $183.4 million (based on the December 31, 2023 GBP to USD exchange rate). Stamp capacity is a measure of the amount of net premium (gross premiums written less acquisition costs) that a syndicate is authorized by Lloyd's to write.
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
Change of Control
The change of control requirements in the U.K. for dual regulated insurance companies are similar to the Swedish regulatory requirements. Prior regulatory consent is required before a person (alone or together with any associates) can acquire direct or indirect control over a U.K. authorized firm, with the same thresholds as Sweden being: 10% or more but less than 20%, 20% or more but less than 30%, 30% or more but less than 50% and 50% or more. The change of control requirements apply whether such change of control results from an external acquisition or an internal restructuring resulting in a new controller.
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
Human Capital
We are focused on building a vibrant, inclusive and unified culture that motivates our employees to work towards a common vision of being recognized as a best-in-class insurer and reinsurer. Rooted in our values of solution driven, customer focused, integrity, diversity, and collaboration, our culture is a vital part of SiriusPoint’s transformation and is aligned to the Company’s purpose, vision, and values, and its long-term success.
To compete and succeed in a highly competitive and rapidly evolving marketplace, we must continue to attract and retain industry-leading talent, with the right skills, values, and behaviors. Our people strategy is core to this objective and is the foundation of our business growth and profitability ambitions, focused on three key pillars:
1.Investing for Growth: Clearly defining the structure, roles, and responsibilities to enable the business and drive focus on strategic imperatives, shifting the mindset of the operating model to focus on the customer, moving from turnaround to sustainability as a business.
2.Enabling Future Skills: Addressing the talent skill and capability gap against future needs, further incorporating diversity, equity and inclusion into our people practices, prioritizing talent development through leadership and technical training.
3.Collaborating as a Global Team: Building “One SiriusPoint” by driving accountability and commitment within the organization, integrating as a global team and creating a shared purpose that is clearly communicated across all levels.
We are committed to developing and strengthening our current and future talent pipelines and prioritizing continuous learning and growth, as well as encouraging employees to expand their skill sets and explore new horizons by continuously learning and sharing knowledge across the business. We are also committed to fostering an environment where everyone feels included, valued and empowered to be their best selves and do their best work.
As of December 31, 2023, we, including our wholly-owned MGAs, had a total of 1,063 employees across 10 countries, compared to 1,185 employees as of December 31, 2022. Of the total number of employees, 42% (451 employees) sit outside of North America. Our gender mix includes 60% females (636 employees) and 40% males (427 employees). Additionally, 94% (999 employees) are employed on a full-time basis and 6% (64 employees) are part-time employees.
Career Development
We place a high priority on leadership, continuous learning and professional development, enabling our employees to expand their skills and capabilities to achieve their career goals and perform at their best. The diversity of our business, as well as our global footprint, provides individuals the opportunity to learn and grow through experiential learning and mentorship. In addition, we offer tuition and certification reimbursement programs to encourage employees to enhance their education, skills, and knowledge. By investing in the long-term success of our people and through continuous learning and development, we are strengthening our capabilities to solve emerging challenges and provide creative solutions to meet our customers’ evolving needs.
Our leadership team places significant importance on cultivating, developing, and progressing internal talent. In line with this, in 2023 we introduced a Leadership Charter and are committed to deploying leadership training and development aligned with those leadership principles in 2024. Additionally, we sponsored our inaugural Senior Leadership Collaboration Day and have developed a framework to improve collaboration within and across teams. We remain committed to talent assessment, succession planning and performance management at all levels across the organization, and have laid the foundations for a refreshed approach to each, which will be implemented in 2024.
Diversity, Equity, Inclusion, & Belonging
Diversity, Equity, Inclusion, and Belonging (“DEI&B”) are important to our success. We value and support the unique voices, backgrounds, lifestyles, and contributions of our diverse global employee base that contributes to our culture every day. Embracing diversity is a cornerstone of our culture, recognizing that a rich tapestry of backgrounds and experiences leads to stronger, more creative solutions.
During 2023, we implemented four Employee Resource Groups, including LGBTQ+, Multiculturalism, Health and Wellbeing, and the Woman’s Network, to foster a sense of belonging and promote inclusivity within our organization. We hosted our first hybrid diversity and inclusion focused events in 2023, including a Pride fireside chat, two “Woman at SiriusPoint” events, and a panel event for Hispanic History Month. We also celebrated a multitude of religions and cultural festivals and events across the business, with colleagues sharing how they celebrate in their communities and providing us with a deeper insight into different cultures. Our Executive Leadership team has been heavily involved in these events and we plan to build upon these further in 2024.
To further support diverse hiring practices, we hired a new Global Head of Talent Acquisition with deep experience in inclusive hiring and DEI&B.
We continue to strive towards fostering an environment that embeds DEI&B into everything we do. We remain committed to cultivating an inclusive environment that supports efforts and initiatives that help us to attract and retain diverse talent around the globe.
Culture
We strive to be an innovative partner, who creates value and positively impacts a changing world, by combining data, creative thinking, underwriting skill and discipline, to build a sustainable business for our employees, our customers, our shareholders and the communities in which we operate. Our employees and our workplace culture are core to this ambition, grounded in the belief that “we achieve more together”. We are guided by a shared objective to be a trusted and valued business partner, who operates with integrity, speed and agility, underpinned by a relentless focus on customer experience, continuous improvement, and execution.
In 2023, we outlined our newly defined Purpose, Vision, Values, and Culture principles, which was a considerable undertaking and well received by our employees and key stakeholders. To further embed these principles into our organization, we facilitated numerous team-based workshops as well as cross-business workshops in each of our core locations throughout the year. During these sessions, participants had an opportunity to reflect on the current state, as well as actions and behavioral commitments necessary to achieve our stated ambitions.
To further advance efforts to strengthen the relationship between our employees and the business, we conducted our first employee engagement survey, with a positive response rate of over 80%. We believe that this response rate is a leading indicator of the engagement of our people, and a signal of the trust they have in us to act upon improvement opportunities identified. We also conducted Listening Groups post-Employee Survey to better understand the feedback and form our response. Action plans have been developed and are in the process of being deployed which will continue through 2024.
In 2023, we also launched a peer-to-peer Recognition tool to further support employee satisfaction, as well as propel organizational success. As at December 31, 2023, 81% of employees had activated their profile within the tool.
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
In 2023, we commenced efforts to build a Global Job Grading framework which we plan to finalize in 2024 that will enable us to consistently benchmark our pay practices across all levels, job families and geographies. This framework will be a key enabler to supporting robust talent assessment and development efforts.
We also hired a Global Head of Total Rewards in 2023 who is responsible for sharpening the linkage between performance and compensation, as well as overseeing our integrated compensation and benefits offering, and assessing opportunities for refinement and improvement.
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
In 2023, our employees have once again committed their time and efforts to support local causes in their communities, including donating toys for the Projects with Care toy drive, sponsoring Tomorrow’s Voices first autism awareness walk, and supporting Bermuda Aquarium, Museum and Zoo’s restoration project on Trunk Island.
We encourage you to review our most recent Environmental, Social and Governance Report (located on our website at www.siriuspt.com) for more detailed information regarding our Human Capital programs and initiatives. Nothing on our website, including our Environment, Social and Governance Report or sections thereof, shall be deemed incorporated by reference into this Annual Report.

Available Information
SiriusPoint files annual, quarterly and current reports and other information with the Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet website (www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC, including us. You may also access, free of charge, our reports filed with the SEC (for example, our Annual Report, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and any amendments to those forms) through the “Investor Relations” portion of our Internet website (www.siriuspt.com). Reports filed with or furnished to the SEC will be available as soon as reasonably practicable after they are filed with or furnished to the SEC. We intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.We also make available, free of charge from our website, our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, Governance and Nominating Committee Charter, Investment Committee Charter and Board of Directors Communications Policy. Such information is available to print for any shareholder who sends a request to SiriusPoint Ltd., Attn: Office of the Corporate Secretary, Point Building, 3 Waterloo Lane, Pembroke, Bermuda, HM 08. Our website is included in this Annual Report as an inactive textual reference only. The information found on our website is not part of this or any other report filed with or furnished to the SEC.
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
•Competition Risks. Competition risks include risks related to our ability to compete successfully in the insurance and reinsurance market and the effect of consolidation in the insurance and reinsurance industry.
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
As part of our strategic transformation, we have focused on: (i) re-underwriting to reduce underwriting volatility and improve performance, (ii) de-risking our investment portfolio and (iii) re-balancing the business mix in our portfolio and growing the Insurance & Services segment. Further, as part of our strategic transformation, we made changes to the structure and composition of our international branch network. We reduced the locations from which we underwrite property catastrophe reinsurance. We closed our offices in Hamburg, Miami and Singapore, and reduced our footprint in Liege and Toronto. Following these closures and the scaling of our operations, we will continue to serve clients and underwrite property catastrophe reinsurance business from Bermuda.
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
The performance of our insurance and reinsurance operations and our investment income fluctuate from period to period. Fluctuations result from a variety of factors, including:
•the performance of our underwriting segments;
•the performance of our investment portfolio;
•insurance and reinsurance contract pricing;
•our assessment of the quality of available insurance and reinsurance opportunities;
•the volume and mix of insurance and reinsurance products we underwrite;
•seasonality of the insurance and reinsurance businesses;
•loss experience on our insurance and reinsurance liabilities;
•low frequency and high severity loss events;
•competitiveness in relevant insurance and reinsurance markets; and
•our ability to assess and integrate our risk management strategy effectively.
In particular, we seek to underwrite products and make investments to achieve a favorable return on equity over the long term. In addition, our strategy and focus on long-term growth in book value will result in fluctuations in total premiums written from period to period. More specifically, as we continue to review our insurance and reinsurance underwriting portfolio, we may not renew prior business that we believe may be inconsistent with our strategic plan or risk appetite or we believe will not generate better long-term, rather than short-term, results. Accordingly, our short-term results of operations may not be indicative of our long-term prospects as we continue to de-risk our underwriting portfolio.
We may continue to be adversely impacted by inflation.
In 2023, economies around the world experienced heightened levels of inflation, which caused central banks to respond by raising interest rates. In operating our business, we are experiencing the effects of inflation. Furthermore, our operations, like those of other insurers and reinsurers, are susceptible to the effects of inflation because premiums are established before the ultimate amounts of losses and loss expenses are known. Although we consider the potential effects of inflation when setting premium rates, premiums may not fully offset the effects of inflation and thereby essentially result in underpricing the risks we insure and reinsure. Loss reserves include assumptions about future payments for settlement of claims and claims-handling expenses, such as the value of replacing property, associated labor costs for the property business we write and litigation costs. To the extent inflation causes costs to increase above loss reserves established for claims, we will be required to increase loss reserves with a corresponding reduction in net income in the period in which the deficiency is identified, which may have a material adverse effect on our results of operations or financial condition. Unanticipated higher inflation could also lead to additional interest rate increases, which would negatively impact the value of our fixed income securities and potentially other investments. To the extent higher inflation could lead to currency fluctuations, we may also experience increased volatility on foreign exchange gains and losses in our financial statements.
Technology breaches or failures, including those resulting from a malicious cyber-attack on us or our business partners and service providers, could disrupt or otherwise negatively impact our business.
Our business depends upon our ability to securely process, store, transmit and safeguard confidential and proprietary information that is in our possession. This information includes confidential information relating to our business, and personally identifiable information and protected health information belonging to employees, customers, claimants and business partners. We implement and maintain reasonable security processes, practices and procedures appropriate to the nature of the information we hold, and we rely on sophisticated commercial control technologies to maintain security and confidentiality of our systems. Nevertheless, our systems are vulnerable to a variety of forms of unauthorized access, including hackers, computer viruses, and cyber-attacks from individual or state actors, as well as breaches that result from employee error or malfeasance or lost or stolen computer devices. For example, the Russia/Ukraine conflict has created, and may, along with other global conflicts, continue to create heightened cybersecurity threats to our information technology infrastructure.
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
The insurance and reinsurance industry is highly competitive. We compete with major insurers and reinsurers, which vary according to the individual market and situation, many of which have substantially greater financial, marketing and management resources than we do, as well as other potential providers of capital willing to assume insurance or reinsurance risk. Lloyd's Syndicate 1945, the Lloyd's syndicate that we sponsor and that is managed through Syndicate 1945, also competes with other Lloyd's syndicates and London market companies. Competition in the types of business that we underwrite is based on many factors, including:
•price of insurance and reinsurance coverage;
•the general reputation and perceived financial strength of the reinsurer;
•ratings assigned by independent rating agencies;
•relationships with insurance and reinsurance brokers;
•terms and conditions of products offered;
•speed of claims payment; and
•the experience and reputation of the members of our underwriting team in the particular lines of insurance and reinsurance we seek to underwrite.
We cannot assure you that we will be able to compete successfully in the insurance and reinsurance market. Our failure to compete effectively would significantly and negatively affect our financial condition and results of operations and may increase the likelihood that we are deemed to be a passive foreign investment company or an investment company. See “Risks Relating to Taxation—If we were treated as a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes, our U.S. shareholders would be subject to adverse tax consequences.”

Consolidation in the insurance and reinsurance industry could adversely impact us.
The insurance and reinsurance industry, including our competitors, customers and insurance and reinsurance brokers, has experienced significant consolidation over the last several years. These consolidated client and competitor enterprises may try to use their enhanced market power to negotiate price reductions for our products and services and/or obtain a larger market share through increased line sizes. If competitive pressures require us to reduce our prices, we would generally expect to reduce our future underwriting activities, resulting in reduced premiums and a reduction in expected earnings. If the insurance industry consolidates further, competition for customers could become more intense and we could incur greater expenses relating to customer acquisition and retention, further reducing our operating margins. In addition, insurance companies that merge may be able to spread their risks across a consolidated, larger capital base so that they require less reinsurance. Reinsurance intermediaries could also continue to consolidate, which may adversely affect our ability to access business and distribute our products. We could also experience more robust competition from larger, better capitalized competitors. Any of the foregoing could adversely affect our business or our results of operations.
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
We use third-party vendor and proprietary analytic and modeling capabilities, including global property catastrophe models, which consolidate and report on all our worldwide property exposures, to calculate expected PML from various property natural catastrophe scenarios. We use these models and software to help us control risk accumulation, inform management and other stakeholders of capital requirements and to improve the risk/return profile in our overall portfolio of insurance and reinsurance contracts. However, given the inherent uncertainty of modeling techniques and the application of such techniques, these models and databases may not accurately address a variety of matters impacting our coverages. The construction of these models and the selection of assumptions requires significant actuarial judgement.
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
The inherent uncertainties underlying, or the incorrect usage or misunderstanding of, these tools may lead to unanticipated exposure to risks relating to certain perils or geographic regions which could have a material adverse effect on our business, prospects, financial condition or results of operations. Furthermore, these models typically rely on either precedent or industry data, both of which may be incomplete or may be subject to errors by employees, failure to document transactions properly, failure to comply with regulatory requirements or information technology failures. Given the inherent uncertainty in these models as well as the underlying assumptions and data, the results of our models may not accurately address the emergence of a variety of matters which might impact certain of our coverages. Some forms of insurance and reinsurance provide coverage for aggregated loss result over a period of time making it inherently difficult to track how these coverages will be impacted by any single or series of events. Accordingly, these models may understate the exposures we are assuming and our financial results may be adversely affected, perhaps significantly. Any such impact could also be felt across our insurance and reinsurance contract portfolio, since similar models and judgment are used in analyzing the majority of our transactions. For more information about the risks resulting from the inherent uncertainty of modeling techniques, see “Risks Relating to Our Business—Our claims and claim expense reserves are subject to inherent uncertainties, which could cause our losses to exceed our loss reserves.”
Our claims and claim expense reserves are subject to inherent uncertainties, which could cause our losses to exceed our loss reserves.
Our claims and claim expense reserves reflect our estimates, using actuarial and statistical projections at a given point in time, of our expectations of the ultimate settlement and administration costs of claims incurred. We use actuarial and computer models, historical reinsurance and insurance industry loss statistics, and management’s experience and judgment to assist in the establishment of appropriate claims and claim expense reserves. Reserves are estimates of claims an insurer or reinsurer ultimately expects to pay, based upon facts and circumstances known at the time, predictions of future events, estimates of future trends in claim severity and other variable factors. The inherent uncertainties of estimating loss reserves generally are greater for reinsurance and MGA produced insurance businesses as compared to traditional primary insurance, primarily due to:
•the lapse of time from the occurrence of an event to the reporting of the claim and the ultimate resolution or settlement of the claim;
•    the diversity of development patterns among different types of insurance and reinsurance contracts; and
•    heavier reliance on the client/MGA partner for information regarding claims.
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

We are exposed to unpredictable catastrophic events that have adversely affected, and may in the future affect our results of operations and financial condition.
We write reinsurance contracts and insurance policies that cover unpredictable catastrophic events. Covered unpredictable catastrophic events, predominantly in our property catastrophe excess line of business, include natural perils and other disasters, such as hurricanes, windstorms, earthquakes, floods, wildfires and severe winter weather. Catastrophes can also include terrorist attacks, explosions and infrastructure failures. While we have taken steps to reduce our exposure to catastrophe risks, these risks may still affect our results of operations and financial condition. For more information about our risks due to terrorist attacks, see “Risks Relating to Our Business—We have exposure to potential terrorist acts that can materially and adversely affect our business, results of operations and/or financial condition.” We have significant exposure to a potential major earthquake or series of earthquakes in various geographic regions, including in California, the Midwestern United States, Canada, Japan and Latin America. We also have significant exposure to windstorm damage in various geographic regions, including Northern Europe, coastal regions of the United States including the Northeast and North Atlantic coast, and Japan.
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
Although we attempt to manage our exposure to such events through a multitude of approaches, including geographic diversification, geographic limits, individual policy limits, exclusions or limitations from coverage, purchase of insurance and reinsurance, the availability of these management tools may be dependent on market factors and, to the extent available, may not respond in the way that is expected. For instance, we seek to manage our exposure to catastrophe losses by limiting the aggregate insured value of policies in geographic areas with exposure to catastrophic events by estimating PML for many different catastrophe scenarios and by buying reinsurance, including retrocession coverage. To manage and analyze aggregate insured values and PML, we use a variety of tools, including external and internal catastrophe modeling software packages. Estimates of PMLs are dependent on many variables, including assumptions about demand surge and storm surge, loss adjustment expenses, insurance-to-value for the underlying properties, the relationship of the actual event parameters to the modelled event and the quality of portfolio data provided to us by ceding companies (in the case of our reinsurance operations). Accordingly, if these assumptions about the variables are incorrect, the losses we might incur from an actual catastrophe could be materially higher than our expectation of losses generated from modelled catastrophe scenarios which could materially adversely affect our financial condition, liquidity or results of operations.
The COVID-19 pandemic has adversely affected, and may continue to adversely affect, our financial performance and ability to conduct operations.

The COVID-19 pandemic has at times resulted in or contributed to significant financial market volatility, travel restrictions and disruptions, quarantines, an uncertain interest rate environment, elevated inflation, global business, supply chain, and employment disruptions affecting companies across various industries including insurance and reinsurance, government and central bank interventions, wide-ranging changes in consumer behavior, as well as general concern and uncertainty that have negatively affected the economic environment. At this time, it is not possible to estimate the severity or duration of the COVID-19 pandemic, including the severity, duration and frequency of any resurgence of the COVID-19 pandemic, including any emerging variants of COVID-19. It likewise remains not possible to predict or estimate the longer-term effects of the COVID-19 pandemic, or any actions taken to contain or address the COVID-19 pandemic, on our business and financial condition, the financial markets, and the economy at large. The Company has implemented risk management and contingency plans and continues to closely monitor this evolving situation, including the impact on its employees, counter-parties, services provided by third-party vendors. However, there can be no assurance that any future impact from the COVID-19 pandemic will not be material to the Company, its operations or financial condition.

To the extent the COVID-19 pandemic worsens in severity in any region or there is a future resurgence of COVID-19 or a variant thereof, it could have the following impacts on our business operations and current and future financial performance and could impact us in other ways that we cannot predict:
•We have exposure to losses stemming from COVID-19 related claims, and we expect losses to emerge over time as the full impact of the pandemic and its effects on the global economy are realized. The extent to which the COVID-19 pandemic triggers coverage is dependent on specific policy language, terms and exclusions. In addition, legislative, regulatory, judicial or social influences have imposed and may continue to impose new obligations on insurers in connection with the pandemic that extend coverage beyond the intended contractual obligations or lead to an increase in the frequency or severity of claims beyond expected levels, resulting in the emergence of unexpected or un-modeled insurance or reinsurance losses.
•An economic recession or slowdown in economic activity resulting from the pandemic will not only increase the probability of losses, but could also reduce the demand for insurance and reinsurance, which could reduce our premium volume.
•Disruption in global financial markets and economic uncertainty due to the continuing impact of COVID-19 has caused and could continue to cause us to incur investment losses, including credit impairments in our fixed maturity portfolio, or decline in interest rates which may reduce our future net investment income. Responses to the pandemic, including by governments, have contributed to continued high inflation, and may continue to have adverse macroeconomic effects.
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
Under the Terrorism Risk Insurance Act of 2002 (“TRIA”), which was subsequently extended through December 31, 2027, commercial insurers are required to offer insurance coverage against terrorist incidents and are reimbursed by the federal government under the Terrorism Risk Insurance Program (“TRIP”) for paid claims, subject to deductible and retention amounts. TRIA, and its related rules, contain certain definitions, requirements and procedures for insurers filing claims with the Treasury for payment of the federal share of compensation for insured losses under TRIP. TRIA also contains specific provisions designed to manage litigation arising out of, or resulting from, a certified act of terrorism. The Claims Procedures Rule enacted under TRIA specifically addresses requirements for federal payment, submission of an initial notice of insured loss, loss certifications, timing and process for payment, associated recordkeeping requirements, as well as the Treasury’s audit and investigation authority. These procedures will apply to all insurers that wish to receive their payment of the federal share of compensation for insured losses under TRIA.
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
We have material exposures arising from our coverages for natural disasters and catastrophes. Changes in climate conditions have resulted in increased severity and frequency of weather-related natural disasters and catastrophes. For example, during the year ended December 31, 2023, the industry experienced several significant severe weather events. In addition, rising sea levels are expected to add to the risks associated with coastal flooding in many geographical areas. We believe that these changes in climate conditions, when coupled with projected demographic trends in catastrophe-exposed regions, have increased the average economic value of expected losses, increased the number of people exposed per year to natural disasters and in general have exacerbated disaster risk, including risks to infrastructure, global supply chains and agricultural production. This could lead to higher overall losses that we may not be able to recoup, particularly in the current economic and competitive environment, and in light of higher insurance and reinsurance costs. Over the long-term, global climate change could impair our ability to predict the costs associated with future weather events and could also give rise to new environmental liability claims in the energy, manufacturing and other industries we serve.
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
In addition to physical risks, we may also encounter market pressure to contribute to a low-carbon economy. This involves reducing insurance liability exposure or no longer underwriting risks for carbon-intensive businesses, as well as reducing asset portfolio exposure or ceasing investments in such businesses. There is a potential risk that certain aspects of our business cease to be viable due to this transition. Government policies or regulations aimed at slowing climate change, such as emission controls or technology mandates, may have an adverse impact on the demand for our products and our investments in relevant sectors. We are subject to complex and changing laws, regulation and public policy debates relating to climate change which are difficult to predict and quantify and may have an adverse impact on our business.
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
The property and casualty insurance and reinsurance industry is highly cyclical, and we expect to continue to experience periods characterized by excess underwriting capacity and unfavorable premium rates.
Historically, insurers and reinsurers have experienced significant fluctuations in operating results due to competition, frequency of occurrence or severity of catastrophic events, levels of capacity, general economic conditions, including inflation, changes in equity, debt and other investment markets, changes in legislation, case law and prevailing concepts of liability and other factors. In particular, demand for reinsurance is influenced significantly by the underwriting results of primary insurers and prevailing general economic conditions. The supply of insurance and reinsurance is related to prevailing prices and levels of surplus capacity that, in turn, may fluctuate in response to changes in rates of return being realized in the insurance and reinsurance industry on both the underwriting and investment sides.
As a result, the insurance and reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to high levels of available underwriting capacity as well as periods when shortages of capacity have permitted favorable premium levels and changes in terms and conditions. The supply of available insurance and reinsurance capital has increased over the past several years and may increase further, either as a result of capital provided by new entrants, alternative capital providers or by the commitment of additional capital or retention of risks by existing insurers or reinsurers.
Continued increases in the supply of insurance and reinsurance may have consequences for us and for the insurance and reinsurance industry generally, including fewer contracts written, lower premium rates, increased expenses for customer acquisition and retention, and less favorable policy terms and conditions. As a result, we may be unable to fully execute our insurance and reinsurance strategy of selling lower-volatility business. The effects of cyclicality could significantly and negatively affect our financial condition and results of operations and could limit their comparability from period to period and year over year.
The effect of emerging claim and coverage issues on our business is uncertain and as a result, we may suffer losses from unfavorable outcomes from litigation and other legal proceedings.
As industry practices and legal, judicial and regulatory conditions change, unexpected issues related to claims and coverage may emerge. Various provisions of our contracts, such as limitations or exclusions from coverage or choice of forum clauses, may be difficult to enforce in the manner we intend, due to, among other things, disputes relating to coverage and choice of legal forum. These issues may adversely affect our results of operation and financial condition by either extending coverage beyond the period that we intended or by increasing the number or size of claims. In some instances, these changes may not manifest themselves until many years after we have issued insurance or reinsurance contracts that are affected by these changes. As a result, we may not be able to ascertain the full extent of our liabilities under our insurance or reinsurance contracts for many years following the issuance of our contracts. The effects of unforeseen development or substantial legal, judicial and regulatory intervention could adversely impact our ability to achieve the intended outcome of our contracts.
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
Moreover, we cannot guarantee that a court or arbitration panel will enforce policy language or not issue a ruling adverse to us. In fact, this risk can be exacerbated by the increased willingness of some market participants to dispute insurance and reinsurance policy and contract provisions. This exposure may grow as we grow our "long tail" casualty business since claims can typically be made for many years after actual exposure to a risk. If we choose to exclude such exposures, it could reduce the market's acceptance of our products. We continually seek to improve the effectiveness of our contractual provisions to address this exposure but may fail to mitigate such exposure nonetheless. Moreover, we may not be successful in incorporating our preferred contractual provisions into insurance and reinsurance contracts given the competitiveness of the bidding process.
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
Recent or future U.S. federal or state legislation may impact the private markets and decrease the demand for our property insurance and reinsurance products, which would adversely affect our business and results of operations.
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
We are the obligor of $115.0 million in aggregate principal amount of 2015 Senior Notes. In certain circumstances, a downgrade of the rating assigned to the 2015 Senior Notes would result in an increase in the annual interest rate payable on the 2015 Senior Notes or, if a change of control of SiriusPoint has also occurred, an obligation for us to make an offer to repurchase the 2015 Senior Notes at a premium. Either of these outcomes could require use of cash that we might otherwise use in operating our business. In addition, we may not have sufficient funds to satisfy these obligations, which could result in an event of default under the indenture governing the 2015 Senior Notes. Effective February 26, 2021, the Company entered into a three-year, $300 million senior unsecured revolving credit facility (the “Facility”) with JPMorgan Chase Bank, N.A. as administrative agent, which was renewed in February 2024 for one additional year. In certain circumstances, a downgrade of the rating assigned to the Facility would result in an increase in the annual interest rate payable on the Facility, which could require use of cash that we might otherwise use in operating our business. See “Risks Relating to Our Business—Inability to service our indebtedness could adversely affect our liquidity and financial condition and could potentially result in a downgrade or withdrawal of our credit ratings, any of which could adversely affect our financial condition and results of operations.”
Rating agencies periodically evaluate us and our operating insurance and reinsurance companies to confirm that we continue to meet the criteria of the ratings previously assigned to us. A downgrade or withdrawal of the financial strength rating of our operating insurance and reinsurance companies could severely limit or prevent us from writing new policies or renewing existing policies, which could have a material adverse effect on our results of operations and financial condition. Additionally, some of our assumed reinsurance contracts contain optional cancellation, commutation and/or funding provisions that would be triggered if AM Best and/or S&P were to downgrade our rating below "A-" or withdraw the financial strength ratings of our principal insurance and reinsurance operating subsidiaries. A downgrade may also require us to establish trusts or post letters of credit for ceding company clients. A client may choose to exercise these rights depending on, among other things, the reasons for such a downgrade, the extent of the downgrade, the prevailing market conditions, the degree of unexpired coverage, and the pricing and availability of replacement reinsurance coverage. We cannot predict in advance how many of our clients would exercise such rights in the event of a downgrade or withdrawal, but widespread exercise of these options could be materially adverse.
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
If we do not successfully manage transitions associated with key management changes, it may be viewed negatively by our rating agencies and shareholders and could have an adverse impact on our business.
Leadership transitions can be inherently difficult to manage, and any future transitions may cause disruption to our business due to, among other things, diverting management’s attention away from the Company’s financial and operational goals or causing a deterioration in morale. Failure to attract and retain key senior management may negatively impact our credit ratings and impact our client, MGA and other third-party relationships, which may adversely impact our financial and operational goals and strategic plans, as well as our financial performance.
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
SiriusPoint is a holding company that conducts no insurance or reinsurance operations of its own. The majority of our insurance and reinsurance operations are conducted through our wholly-owned operating subsidiaries. Historically, our cash flows have typically consisted primarily of dividends and other permissible payments from our operating subsidiaries. We depend on such payments to receive funds to meet our obligations, including the payment of any dividends and other distributions to our shareholders and any payment obligations in respect of our outstanding indebtedness. See “Risks Relating to Our Business—Inability to service our indebtedness could adversely affect our liquidity and financial condition and could potentially result in a downgrade or withdrawal of our credit ratings, any of which could adversely affect our financial condition and results of operations.”
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
As of December 31, 2023, our outstanding indebtedness included $403.5 million in 2016 Senior Notes, $267.9 million in 2017 SEK Subordinated Notes and $114.8 million in 2015 Senior Notes.
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
•replace capital lost in the event of significant insurance and reinsurance losses or adverse reserve development;
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
In accordance with industry practice, we frequently pay amounts owed on claims under our policies to reinsurance brokers and MGAs that, in turn, remit these amounts to the ceding companies that have reinsured a portion of their liabilities with us. In the event a broker or MGA fails to make such a payment, depending on the jurisdiction, we may remain liable to the client for the deficiency. Conversely, in certain jurisdictions, when the client pays premiums for policies to reinsurance brokers or MGAs for payment to us, these premiums are considered to have been paid and the client will no longer be liable to us for these premiums, whether or not we have actually received them. Intermediaries generally are less capitalized than the businesses we reinsure and therefore may be unable to pay their debts when due. Consequently, we assume a degree of credit risk associated with reinsurance brokers around the world.
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

If we fail to maintain an effective system of internal controls over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

We are required to maintain effective disclosure controls and procedures and internal control over financial reporting. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met, as a result of the inherent limitations in all control systems. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

As a result, our internal controls over financial reporting may have gaps or other deficiencies. Any such gaps or deficiencies may require significant resources to remediate, could cause delays in our filing of quarterly or annual financial results, require the attention of management, and may also expose us to litigation, regulatory fines or penalties, or other losses. Inadequate process design or a failure in operating effectiveness could result in a material misstatement of our financial statements due to, but not limited to, poorly designed systems, changes in end-user computing, poorly designed IT reports, ineffective oversight of outsourced processes, failure to perform relevant management reviews, accounting errors or duplicate payments, any of which could result in a restatement of financial accounts. If our management team is unable to assert that our internal control over financial reporting is effective as of the end of a fiscal year or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, investor confidence in the accuracy and completeness of our financial statement and reports could be negatively impacted, which may have an adverse effect on our reputation and stock price.
We may incur losses as we execute on our strategy to develop our relationships with MGAs.
As part of our strategic plan, we may continue to selectively invest in or acquire MGAs and develop business through new or existing subs and partnerships. Such plans have involved, and may at times involve, additional selective investments in, or acquisitions of, MGAs and the development of businesses through new or existing subsidiaries and partnerships. While we believe our partnerships with MGAs will facilitate the distribution of our insurance products and services, we may also have increased exposure to additional risks, such as cyber and crypto currency. In addition, the investments in these MGAs may result in increased equity concentration in early-stage MGAs that carry a high degree of uncertainty of success. In some cases, we may provide reinsurance to these MGAs. We may not be able to successfully incubate and develop or generate any earnings from these partnerships.
It is not possible at this time to fully predict the future prospects or other characteristics of such businesses. Moreover, many of the MGAs we have invested, and may invest in, in are early-stage companies that carry higher operating expenses and a higher degree of uncertainty. Our investments in MGAs are illiquid, and we are subject to transfer restrictions in relation to those investments. We may be unable to sell our interests in those investments at the desired time or to find a buyer for our interests, and therefore, we are at risk of highly variable returns on investments and substantial or total loss in relation to those investments. Although we intend to conduct business, financial and legal due diligence in connection with the evaluation of any future investment opportunities, our due diligence investigations may not identify every matter that could have a material adverse effect on us. Efforts to pursue certain investment opportunities may be unsuccessful or require significant financial or other resources, which could have a negative impact on our operating results and financial condition.
We face risks associated with delegating authority to third party managing general agents (“MGAs”) to secure insurance and reinsurance policies on our behalf. Failure to oversee and manage these MGAs could result in a concentration of risk in certain overlapping areas and/or result in significant losses which could have an adverse effect on our business, financial condition, and operating results.
We have and may continue to enter into arrangements with MGAs to secure insurance and reinsurance policies on our behalf. Pursuant to these arrangements, we grant MGAs delegated authority to underwrite risks on our behalf. While we perform due diligence prior to entering into these arrangements, if we do not perform the appropriate level of due diligence or if we fail to confirm that the MGA has adequate knowledge of the underwriting process and relevant regulations, we could face significant losses, which could have an adverse effect on our business, financial condition and operating results. In addition, the insurance and re-insurance business written by some of the MGAs we partner with is inherently uncertain because these MGAs are typically early-stage ventures which may lack historical data, are growing rapidly and may represent new products, markets or technologies. As a result, we may face significant losses if we do not properly address the risks, including but not limited to the initial reserving and pricing of the business produced by the MGAs.
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
Under the 2022 IMA, the valuation of assets comprising the TPOC Portfolio will be determined by the Company. However, if the Company and Third Point have different valuations in relation to any fiscal period, the valuation shall be determined as the midpoint between the range of valuations determined by the Company and a third party valuation agent mutually agreed between the parties. Therefore, the Company has greater control over valuation of assets in the TPOC Portfolio than TP Enhanced Fund.
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
SiriusPoint’s investment portfolio is overseen in accordance with the investment policy and guidelines approved by the Investment Committee of the SiriusPoint board of directors. As of December 31, 2023, SiriusPoint’s investment portfolio consisted of fixed maturity investments, short-term investments, equity securities, other long-term investments, including hedge funds, private equity funds, and direct private equity investments, and Related Party Investment Funds.
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
LIBOR was discontinued as a floating rate benchmark; the discontinuation affected and will continue to affect financial markets generally and may also affect our financial position and investments specifically.
Financial markets, particularly the trading market for LIBOR-based obligations, may be adversely affected by the discontinuation of LIBOR, which occurred on June 30, 2023, and remaining uncertainties regarding successor rates, including SOFR. SOFR, as modified by an applicable spread adjustment, may not be the economic equivalent of U.S. dollar LIBOR and the differences may be material.
SiriusPoint holds some designated LIBOR-based investments and is party to agreements that provide for payments determined by reference to LIBOR, and expects to continue these investments and agreements. Many of these investments and agreements reset or otherwise transitioned from LIBOR to an alternative reference rate pursuant to fallback provisions. Any alternative reference rate, or any investment’s particular transition to such rate, may not result in comparable returns. Accordingly, the transition from LIBOR to SOFR (or another reference rate) across all of our related investments and agreements could adversely affect our returns, which in turn would adversely impact our operating results.
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
Post Brexit developments could negatively impact SiriusPoint’s investment portfolio, business and results of operations.

The impact of the withdrawal of the U.K. from the EU in 2019/20, referred to as “Brexit”, on the U.K. economy continues to incrementally develop but has largely stabilized, however aspects of the post Brexit arrangements remain under review between the UK and EU and continue to develop. The continued post-Brexit political landscape and dialogue between the UK and EU could result in potential negative impacts, such as increased volatility and illiquidity, and potentially lower economic growth on markets in the U.K. and Europe, which may negatively impact the value of SiriusPoint's investment portfolio, business and results of operations.
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
Utilization of most deferred tax assets is dependent on generating sufficient future taxable income in the appropriate jurisdiction and/or entity and in the appropriate character (e.g. capital vs ordinary). If it is determined that it is more likely than not that sufficient future taxable income will not be generated, we would be required to increase applicable valuation allowance(s). Most of our deferred tax assets are determined by reference to applicable corporate income tax rates, in particular in the U.S., Luxembourg and Sweden. Accordingly, in the event of new legislation that reduces any such corporate income tax rates, the carrying value of certain deferred tax assets would decrease. A material devaluation in the Company’s deferred tax assets due to either insufficient taxable income or lower corporate income tax rates would have an adverse effect on SiriusPoint's results of operations and financial condition.
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
Certain of our intra-group transactions could become subject to the U.S. Base Erosion and Anti-Abuse Minimum Tax (“BEAT”), which could have a material adverse impact on operating results and make it difficult to forecast our effective tax rate.
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
Intra-group distributions and other payments of cash or other assets could become subject to incremental income or withholding taxes.
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
Based on our assets, income, applicable financial statements and activities, including those of our subsidiaries engaged in the active conduct of an insurance business, we do not expect that we will be treated as a PFIC in 2023. However, this conclusion is not free from doubt and the IRS could take a contrary position. While we expect that our insurance subsidiaries will qualify for the active insurance income exception for qualified insurance corporations, in light of pending regulations and in the absence of other detailed guidance, our insurance subsidiaries may not meet the requirements for this exception. Moreover, PFIC classification is a factual determination made annually, and even if we are not a PFIC in 2023, we could become a PFIC in later years. Accordingly, we cannot assure you that we will not be treated as a PFIC for 2023 or for any future year.
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
New tax laws and regulations, along with changes in existing tax laws and regulations, are continuously being proposed and enacted, which may affect our financial condition and results of operations; more specifically, Bermuda and other countries in which we operate have enacted new tax laws that may result higher taxation of the Company.
Since 2017, the 141 member countries of the G20/OECD Inclusive Framework on BEPS have developed a two-pillar approach to address the tax challenges arising from the digitalization of the economy. “Pillar One” addresses nexus and profit allocation challenges, while “Pillar Two” addresses perceived base erosion. Pillar One includes exclusions for Regulated Financial Services; therefore we do not anticipate a material impact on insurance and reinsurance groups. In December 2021, the OECD published two global anti-base erosion model rules under Pillar Two (the “GloBE Rules”), which implement a 15% global minimum tax applicable for multinational groups. The first GloBE Rule is the income inclusion rule (“IIR”), which imposes “top-up” tax on a parent entity in respect of the income of a subsidiary that is taxed at less than 15%. The second GloBE Rule is the “undertaxed payments” rule, which denies deductions or requires an equivalent adjustment to the extent the income of an affiliate which is taxed at less than 15%. On January 1, 2024, the GloBE Rules went into effect in the EU, including a minimum top-up tax rate of 15% for multinational companies, with many EU member states enacting corollary legislation as part of their respective domestic tax laws. The United Kingdom enacted comparable legislation, also effective from January 1, 2024.

In response to, and in alignment with, the GloBE Rules, the government of Bermuda enacted the Corporate Income Tax Act 2023 (the “Bermuda CIT”) on December 27, 2023. The Bermuda CIT generally will impose a 15% income tax on certain Bermudian entities and businesses effective from January 1, 2025. Prior to the enactment of the Bermuda CIT, many such entities and businesses otherwise would have been exempt from income tax pursuant to the Exempted Undertakings Tax Protection Act 1966. Several of our entities are in scope of the Bermuda CIT, and we expect that they will be subject to the Bermuda CIT starting in 2025.
We expect to incur increased taxes and/or tax reporting obligations as a result of implementation of both the Bermuda CIT and the GloBE Rules in the other countries in which we operate. As a result of these tax law changes (and other future developments), our earnings could become subject to increased income tax, and intercompany payments or transactions could become subject to additional tax. The applicable tax authorities could also attempt to apply such taxes to past earnings and payments. Any such additional taxes could materially increase our effective tax rate and adversely affect our financial position and results of operations. Also, the new tax laws and related reporting obligations may increase the complexity and costs associated with our global tax compliance.
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
As of December 31, 2023, approximately 25 million common shares were reserved for issuance under our current share incentive plans and in connection with restricted share award agreements entered into between us and certain of our employees and directors. In addition, as of December 31, 2023, there were share options outstanding (subject to vesting) for approximately 4 million common shares. We have registered on a Form S-8 registration statement these shares and all common shares that we may in future issue under our equity compensation plans. As a result, these shares can be freely sold in the public market upon issuance, subject to certain limitations applicable to affiliates.
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
As of December 31, 2023, CM Bermuda Ltd. (“CM Bermuda”), Daniel S. Loeb and affiliates associated with Mr. Loeb (collectively, the “Loeb Entities”) and BlackRock, Inc. beneficially own approximately 32.6%, 9.0% and 7.7% of our issued and outstanding common shares, respectively. Pursuant to the Investor Rights Agreement, between the Company and CM Bermuda, dated as of February 26, 2021 (the “CMB Investor Rights Agreement”), CM Bermuda and its affiliates’ voting power in the Company is capped at 9.9%, in accordance with the terms described in the CMB Investor Rights Agreement and our Bye-laws. As a result of the concentration of ownership, CM Bermuda, the Loeb Entities and BlackRock, Inc. could exercise influence over matters requiring shareholder approval, including approval of significant corporate transactions, which may reduce the market price of our common shares.
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
The Companies Act, which applies to us as a Bermuda exempted company, differs in certain material respects from laws generally applicable to U.S. corporations and their shareholders. Set forth below is a summary of certain significant provisions of the Companies Act and our bye-laws which differ in certain respects from provisions of Delaware corporate law. Because the following statements are summaries, they do not discuss all aspects of Bermuda law that may be relevant to us and our shareholders.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
The Company is subject to several cybersecurity and data privacy laws and regulations promulgated by the BMA, New York State Department of Financial Services (“NYDFS”) and EU. The Company’s risk management program is designed to comply with these laws and regulations.
The Board is responsible for overseeing the Company’s risk management program and cybersecurity is a critical element of this program. Management is responsible for the day-to-day administration of the Company’s risk management program and its cybersecurity policies, processes, and practices. The Company’s cybersecurity policies, standards, processes, and practices are based on the framework established by the National Institute of Standards and Technology, and are integrated into the Company’s overall risk management system and processes.
In general, the Company seeks to address material cybersecurity threats through a company-wide approach that addresses the confidentiality, integrity, and availability of the Company’s information systems or the information that the Company collects and stores, by assessing, identifying and managing cybersecurity issues as they occur.
Cybersecurity Risk Management and Strategy
The Company’s cybersecurity risk management strategy focuses on several areas:
•Identification, Mitigation and Monitoring: The Company has implemented a comprehensive, cross-functional approach to assessing, identifying and managing material cybersecurity threats and applies a security-first mindset to our practices across the Company. The Company’s program is comprised of internal resources and external security consultants to provide guidance, oversight and support.
•Technical Safeguards: The Company implements technical safeguards through a layered security approach and third-party platforms that are designed to protect the Company’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality, data loss prevention and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence, as well as outside audits and certifications.
•Incident Response and Recovery Planning: The Company’s program includes controls and procedures to properly identify, classify and escalate certain cybersecurity incidents to provide management visibility and obtain direction from management as to the public disclosure and reporting of material incidents in a timely manner. The Company has established and maintains comprehensive incident response and disaster recovery plans designed to address the Company’s response to a cybersecurity incident. The Company conducts periodic tabletop exercises to test these plans and ensure personnel are familiar with their roles in a response scenario.

•Third-Party Risk Management: The Company maintains a risk-based approach to identifying and overseeing material cybersecurity threats presented by third parties, including our MGA and TPA partners, that could adversely impact our business in the event of a material cybersecurity incident affecting those third-party systems.
•Education and Awareness: The Company conducts regular, mandatory training and simulated phishing campaigns for all levels of employees regarding cybersecurity threats as a means to equip the Company’s employees with effective tools to address cybersecurity threats, and to communicate the Company’s evolving information security policies, standards, processes, and practices.
The Company conducts periodic assessment and testing of the Company’s policies, standards, processes, and practices in a manner intended to address cybersecurity threats and events. For example, the Company performs internal and external penetration tests and cyber red team and tabletop exercises. A cyber red team exercise is a simulated attack on an organization's computer systems and network, conducted by a team of security professionals who play the role of attackers (“the red team”). The goal of the red team is to find and exploit vulnerabilities in the organization's defenses like real attackers would. This helps the organization to identify and fix weaknesses in their security before they can be exploited by real attackers. A tabletop exercise is a discussion-based simulation where participants walk through a hypothetical scenario, typically related to an emergency or crisis, focused on preparedness and response. The results of such assessments, audits, and reviews are evaluated by management and reported to the Risk Capital Management Committee and the Board, and the Company adjusts its cybersecurity policies, standards, processes, and practices as necessary based on the information provided by these assessments, audits, and reviews.
Governance
The Board, in coordination with the Risk Capital Management Committee, oversees the Company’s risk management program, including the management of cybersecurity threats. The Board and the Risk Capital Management Committee each receive regular presentations and reports on developments in the cybersecurity space, including risk management practices, recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends, and information security issues encountered by the Company’s peers and third parties. The Board and the Risk Capital Management Committee also receive prompt and timely information regarding any cybersecurity risk, as well as ongoing updates regarding any such risk. On a quarterly basis, the Board and the Risk Capital Management Committee discuss the Company’s approach to overseeing cybersecurity threats with the Company’s Chief Information Security Officer (“CISO”) and other members of senior management.
The CISO, in coordination with senior management including the Chief Executive Officer, Chief Financial Officer, Chief Information and Technology Officer (“CITO”) and Chief Legal Officer, works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any material cybersecurity incidents in accordance with the Company’s incident response and recovery plans. To facilitate the success of the Company’s cybersecurity program, cross-functional teams throughout the Company address cybersecurity threats and respond to cybersecurity incidents. Through ongoing communications with these teams, the CISO and senior management are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real-time, and report such threats and incidents to the Risk Capital Management Committee when appropriate.
The CISO has served in various roles in information technology and information security for over 20 years. The CISO holds undergraduate and graduate degrees in computer information systems and has attained the Certified Information Systems Security Professional certification. The CITO has served in various roles in information technology for over 20 years, including serving as Chief Information Officer and providing cybersecurity oversight at private and public sector companies.
Material Effects of Cybersecurity Incidents
Risks as a result of any previous cybersecurity threats and incidents, have not materially affected and are not reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.
Item 2. Properties
The Company leases office space in Pembroke, Bermuda where the Company’s principal executive office is located. Additionally, the Company leases office space throughout the United States, Canada and Europe. We renew and enter into new leases in the ordinary course of business. We believe that our office space is sufficient for us to conduct our operations for the foreseeable future. For further discussion of our leasing commitments at December 31, 2023, refer to Note 21 “Commitments and contingencies” in our audited consolidated financial statements included elsewhere in this Annual Report.
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
Our common shares are listed on the NYSE under the symbol “SPNT”. On February 23, 2024, the latest practicable date, there were 306 holders of record of our common shares. This number does not include shareholders for whom our shares were held in “street” name.
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
Performance
The following graph compares the cumulative total shareholder return on our common shares as compared to the cumulative total return of (1) S&P 500 Composite Stock Index (“S&P 500”) and (2) the Dow Jones Property & Casualty Insurance Index

(“Dow Jones P&C”) for the five year period commencing December 31, 2018 through to December 31, 2023. The share price performance presented below is not necessarily indicative of future results.

	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023
tSPNT	$100.00	$109.13	$98.76	$84.34	$61.20	$120.33
■S&P 500	$100.00	$128.88	$149.83	$190.13	$153.16	$190.27
▲Dow Jones P&C	$100.00	$124.64	$125.83	$149.79	$169.39	$189.44
1.The above graph assumes that the value of the investment was $100 on December 31, 2018.
2.This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933 or the Securities and Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
Issuer Purchases of Equity Securities
During the year ended December 31, 2023, the Company did not repurchase any of its common shares.
During the year ended December 31, 2022, the Company repurchased 695,047 of its common shares in the open market for $5.0 million at a weighted average cost, including commissions, of $7.17 per share. Common shares repurchased by the Company during the period were retired.
During the year ended December 31, 2021 the Company did not repurchase any of its common shares.
On August 5, 2021, the Company’s Board of Directors expanded the scope of the prior authority to include the repurchase of outstanding contingent value rights ("CVRs") and warrants. The CVRs were settled upon maturity on February 26, 2023, and are no longer available for repurchase. As of December 31, 2023, the Company was authorized repurchase up to an aggregate of $56.3 million of its outstanding common shares and warrants under its repurchase program.
Item 6. [Reserved]
Not applicable.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“Annual Report”).
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
For discussion of our results of operations and changes in financial condition for the year ended December 31, 2022 compared to the year ended December 31, 2021 refer to Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, for the year ended December 31. 2022, which was filed with the SEC on February 24, 2023.
Overview
Our Company was formed following a merger between Sirius International Insurance Group, Ltd. and Third Point Reinsurance Ltd. on February 26, 2021. We are a global underwriter of insurance and reinsurance, domiciled in Bermuda. We have licenses to write property, casualty and accident & health insurance and reinsurance globally, including admitted & non-admitted licensed companies in the United States, a Bermuda Class 4 company, a Lloyd’s of London (“Lloyd’s”) syndicate and managing agency, and an internationally licensed company domiciled in Sweden.
We are an underwriting company first as we aim to create a business model which is simplified, fully-integrated and globally connected. Distribution relationships are important to us, as we generate premiums from various sources, including our consolidated MGAs and non-consolidated MGAs. We seek to apply our underwriting talent, capabilities and proven management expertise to underwrite a profitable book of business and identify new opportunities to create value. Our approach is to be nimble and reactive to market opportunities within our segments of Insurance & Services and Reinsurance, allocating capital where we see profitable opportunity, while remaining disciplined and consistent within our specified risk tolerances and areas of expertise. Our MGA strategy is to partner with high integrity and transparent leaders and teams with deep underwriting expertise and a track record of success. Our partnerships are structured to incentivize all parties to deliver thereby allowing capable teams to do what they do best, while we provide services where our partners are lacking. As of December 31, 2023, we had equity stakes in 26 entities (MGAs, Insurtech and Other) which underwrite or distribute a wide range of lines of business. Refer to Part I. Item 1. “Business” for additional information.
Products & Services
Reinsurance Segment
In our Reinsurance segment, we provide reinsurance products to insurance and reinsurance companies, government entities, and other risk bearing vehicles on a treaty or facultative basis. For reinsurance assumed, we participate in the reinsurance market with a global focus through the broker market distribution channel. We primarily write treaty reinsurance, on both a proportional and excess of loss basis, and provide facultative reinsurance in some of our business lines. In the United States and Bermuda, our core focus is on distribution, risk and clients located in North America while our international operation is focused primarily on distribution, risks and clients located in Europe.
The Reinsurance segment predominantly underwrites Casualty, Property and Specialty lines of business on a worldwide basis.
Insurance & Services Segment
In our Insurance & Services segment, we predominantly provide insurance coverage in addition to receiving fees for services provided within Insurance & Services and to third parties. Insurance & Services revenue allows us to diversify our traditional reinsurance portfolio and generally has lower capital requirements. In addition, service fees from MGAs and their insurance provided are generally not as prone to the volatile underwriting cycle that is common in reinsurance marketplace. The Insurance & Services segment provides coverage in Accident & Health (“A&H”), Property & Casualty, and Specialty.
Investment Management
We continue to reposition our investment portfolio to better align with our underwriting strategy. The increase in interest rates provided an opportunity to rotate the portfolio and capture yield. The repositioning lowers our volatility, while taking advantage of opportunities to improve risk-adjusted returns across asset classes.
Our investment objective is to optimize risk-adjusted after-tax net investment income after tax while (1) maintaining a high quality, diversified investment portfolio, (2) maintaining adequate liquidity, and (3) complying with the regulatory, rating agency, and internal risk and capital management requirements, all in support of the company goal of meeting policyholder obligations.

Recent Developments & Business Outlook
SiriusPoint International Loss Portfolio Transfer
On March 2, 2023, we agreed, subject to applicable regulatory approvals and other closing conditions, to enter into a loss portfolio transfer transaction (“2023 LPT”), on a funds withheld basis, with Pallas Reinsurance Company Ltd., a subsidiary of the Compre Group, an insurance and reinsurance legacy specialist. The transaction covered loss reserves ceded initially estimated at $1.3 billion as of the valuation date of September 30, 2022, which were reduced to $905.6 million as of June 30, 2023 at closing, as a result of paid losses and favorable prior accident year reserve development recognized during the interim period. As of December 31, 2023, we recorded funds held payable of $763.3 million, reinsurance recoverable of $786.2 million and our estimate of deferred gain is $27.9 million. The 2023 LPT comprises several classes of business from 2021 and prior underwriting years. The aggregate limit under the 2023 LPT is 130% of roll forward reserves at the inception of the contract.
Ratings
On March 22, 2023, Fitch Ratings revised our outlook from negative to stable to reflect recent underwriting performance improvement. On April 19, 2023, AM Best affirmed our financial strength rating and outlook. On November 9, 2023 S&P also revised our outlook from negative to stable to reflect recent underwriting performance improvement, and affirmed our financial strength rating. On January 29, 2024, S&P also removed our holding company, SiriusPoint Ltd., from CreditWatch.
CMIG Receivership
EisnerAmper, a global audit, accounting and tax firm, has been appointed as a private Receiver in Singapore over approximately 82% of the shares of CMIG International Holding Pte Ltd (CMIH), the parent company of CM Bermuda, one of our shareholders. CM Bermuda is a 32.6% shareholder of SiriusPoint, although its voting rights are limited to 9.9%. EisnerAmper is tasked with assessing the relevant assets and liabilities of certain charged assets of CMIH and determining any future restructuring plans.
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
On August 9, 2023, we entered into a standstill agreement (the “Agreement”) with Dan Loeb, which provides that he will not, subject to certain limited exceptions, make a take-over or purchase proposal for the Company or acquire more than 9.5% of the outstanding shares of the Company or an amount of ownership requiring regulatory approval. Further, the Agreement provides that Dan Loeb would not take any action in support of or make any proposal with respect to controlling, changing or influencing the Company’s management, business, capitalization or corporate structure. The Agreement terminates on July 1, 2025 or a potential earlier date, subject to certain terms and conditions.
Restructuring Plan
On November 2, 2022, we announced a restructuring of our underwriting platform to support the future shape of our business. In line with our strategy to strengthen underwriting results and align our operating platform to our business portfolio, we have made changes to the structure and composition of our international branch network (the "Restructuring Plan"). We are in the process of closing our offices in Hamburg, Miami and Singapore, and reducing our footprint in Liege, Toronto and Stockholm. Following the anticipated closures and scaling of our operating platform, we will continue to serve clients and underwrite all property catastrophe business from Bermuda.
Interest Rates and Inflation
The Central banks’ monetary policies across the globe resulted in increased interest rates during the year. While the rise in interest rates negatively affects the fair value of current debt security holdings, it also provides higher reinvestment rates upon maturity or sales of our existing portfolio. Additionally, our 2017 SEK Subordinated Notes bear interest at a variable rate based on the Stockholm Interbank Offered Rate plus a margin.

We continue to evaluate the impact of inflation on our underwriting results and reserves. We proactively adjusted trend assumptions in our pricing. As of December 31, 2023, we believe our estimate of the impact of inflation is within our established reserves given the existing provisions for uncertainty that we previously established. As the inflationary environment is dynamic with a relatively high degree of uncertainty, we will continue to monitor and analyze the inflationary environment and its effect on our portfolio in order to maintain adequate pricing and reserving estimates.
Current Outlook
Insurance & Services
The majority of insurance lines we underwrite continue to show rate improvement, albeit at reduced rate of increase. Although some lines, such as directors & officers, are experiencing rate declines, we believe rate is still outpacing loss cost in most lines of business. In select lines, such as commercial auto, significant rate increases continue due to continued poor prior years’ experience exacerbated by the impacts of social inflation. We continue to see strong growth in the program business, with momentum for new MGAs, largely in casualty and both short and long-tail specialty lines. This momentum is partially driven by continued growth in the program sector from underwriting talent migration from insurance carriers to MGAs. In addition we are benefiting from MGAs seeking carrier partners with limited channel conflict, meaningful levels of capitalization, a focus on distribution via the program space, and disruption in the fronting carrier market.
Reinsurance
Reinsurance markets are benefiting from the positive primary insurance environment across most insurance lines. While primary insurance companies, especially those in the U.S. homeowners market, have been materially affected by another year of elevated levels of catastrophe losses, the property reinsurance market has performed well, resulting in materially improved returns on capital in reinsurance. This is due to reinsurers re-evaluating their positions in property, reducing aggregates and focusing on higher excess reinsurance moving away from primary exposures. A combination of significantly increased pricing for catastrophe exposed business, a tightening of contractual terms and conditions, and a focus on higher excess business has resulted in a bifurcation of performance of primary carrier catastrophe exposed business versus catastrophe reinsurance.
Outside of property, in the casualty and specialty reinsurance markets, rate momentum and performance remain strong. Ceding commissions on proportional business have stabilized and reduced for some casualty product lines, such as public directors & officers and commercial auto. The MGA market continues to show significant growth in casualty and specialty program reinsurance business fueled, in part, by an increasing universe of fronting carriers. These programs and fronting carriers rely heavily on proportional reinsurance support as a primary source of underwriting capital.
Business Outlook
Our business model is diversified and differentiated compared to a traditional P&C insurer given we have three uncorrelated sources of earnings; (i) underwriting results where we bear insurance risk; (ii) services fee income from MGAs we consolidate; and (iii) investment results.
We are an underwriting-first company as we aim to create a business model which is simplified, fully-integrated and globally connected. We made significant progress on our strategic priorities during 2023 addressing the issues that were driving historical underperformance and volatility. Specifically, our underwriting results benefited from portfolio refinement, improving our mix of business and reducing historical volatility from our property reinsurance business.
Additionally, we de-risked our investment portfolio resulting in materially improved and reduced volatility investment returns. Based on management’s view and expectation, we are targeting to achieve between $250 million and $265 million of net investment income for the full year 2024.
Our vision for SiriusPoint is to be high performing underwriter. 2023 was a significant restructuring year resulting in improved financial profitability, operational transformation and simplification, and cultural change to reflect an Underwriting First, One SiriusPoint culture. We plan to build on this foundation and create a business that can grow and deliver consistent results. We endeavor to maintain a conservative capital position while being a prudent custodian of capital as we continue to rebuild credibility with our stakeholders. Looking forward, we aim to achieve a consistent return on equity of 12-15% in the medium term.

Key Performance Indicators
We believe that the following key financial indicators are the most important in evaluating our performance:

	2023	2022
	($ in millions, except for per share data and ratios)
Combined ratio	84.5%	96.4%
Core underwriting income (loss) (1)	$250.2	$(34.8)
Core net services income (1)	$41.2	$37.4
Core income (1)	$291.4	$2.6
Core combined ratio (1)	89.1%	101.6%
Return on average common shareholders’ equity attributable to SiriusPoint common shareholders	16.2%	(19.3)%
Book value per common share	$13.76	$11.56
Book value per diluted common share	$13.35	$11.32
Tangible book value per diluted common share (1)	$12.47	$10.43
(1)    Core underwriting income (loss), Core net services income, Core income and Core combined ratio are non-GAAP financial measures. See definitions in “Non-GAAP Financial Measures” and reconciliations in “Segment Results” below and Note 5 “Segment reporting” in our audited consolidated financial statements included elsewhere in this Annual Report. Tangible book value per diluted common share is a non-GAAP financial measure. See definition and reconciliation in “Non-GAAP Financial Measures”.
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
Return on average common shareholders’ equity attributable to SiriusPoint common shareholders for the years ended December 31, 2023 and 2022 was calculated as follows:

	2023	2022
	($ in millions)
Net income (loss) available to SiriusPoint common shareholders	$338.8	$(402.8)
Common shareholders’ equity attributable to SiriusPoint common shareholders - beginning of period	1,874.7	2,303.7
Common shareholders’ equity attributable to SiriusPoint common shareholders - end of period	2,313.9	1,874.7
Average common shareholders’ equity attributable to SiriusPoint common shareholders	$2,094.3	$2,089.2
Return on average common shareholders’ equity attributable to SiriusPoint common shareholders	16.2%	(19.3)%
The increase in return on average common shareholders’ equity attributable to SiriusPoint common shareholders for the year ended December 31, 2023 compared to the year ended December 31, 2022 was due to net income during the year ended December 31, 2023, primarily as a result of increased underwriting income, due to favorable prior year loss reserve development and lower catastrophe losses, and increased investment income, compared to a net loss for the year ended December 31, 2022, primarily as a result of realized and unrealized investment losses and higher catastrophe losses.
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

As of December 31, 2023, book value per common share was $13.76, representing an increase of $2.20 per share, or 19.0%, from $11.56 as of December 31, 2022. As of December 31, 2023, book value per diluted common share was $13.35, representing an increase of $2.03 per share, or 17.9%, from $11.32 as of December 31, 2022. As of December 31, 2023, tangible book value per diluted common share was $12.47, representing an increase of $2.04 per share, or 19.6%, from $10.43 as of December 31, 2022. The increases were due to net income in the current year.
Consolidated Results of Operations — Years ended December 31, 2023 and 2022
The following table sets forth the key items discussed in the consolidated results of operations section, which includes the results from the Company’s reportable segments and Corporate, and the year over year changes, for the years ended December 31, 2023 and 2022:

	2023	2022	Change
	($ in millions)
Total underwriting income	$375.9	$83.3	$292.6
Net investment income and realized and unrealized investment gains (losses)	272.7	(322.7)	595.4
Other revenues	38.4	110.2	(71.8)
Net corporate and other expenses	(258.2)	(312.8)	54.6
Intangible asset amortization	(11.1)	(8.1)	(3.0)
Interest expense	(64.1)	(38.6)	(25.5)
Foreign exchange gains (losses)	(34.9)	66.0	(100.9)
Income tax benefit	45.0	36.7	8.3
Net income (loss)	$363.7	$(386.0)	$749.7
The key changes in our consolidated results for the year ended December 31, 2023 compared to the prior year are discussed below.
Underwriting results
The improvement in net underwriting results for the year ended December 31, 2023 was driven by increased favorable prior year loss reserve development, lower catastrophe losses and a favorable commission ratio, which results in a higher underwriting gain. Favorable prior year loss reserve development was $174.2 million for the year ended December 31, 2023 compared to $21.3 million for the year ended December 31, 2022. This increase was primarily the result of management reflecting the continued favorable reported loss emergence through December 31, 2023 in its best estimate of reserves, which was further validated by the pricing of the 2023 LPT from external reinsurers, which represents $127.8 million of the favorable loss reserve development, in addition to favorable prior year loss reserve development in Accident & Health. See “Segment Results” below for additional information. See “Segment Results” below for additional information.
In addition, catastrophe losses, net of reinsurance and reinstatement premiums, were $24.8 million, or 1.0 percentage points on the combined ratio, for the year ended December 31, 2023, primarily driven by the Turkey Earthquake and Chile Wildfire, compared to $137.9 million, or 5.9 percentage points on the combined ratio, for the year ended December 31, 2022, primarily driven by Hurricane Ian. The lower catastrophe losses were a result of the Company’s significant reduction in catastrophe exposed business, as evidenced by the reduction its overall probable maximum loss (“PML”) by 16.9% from January 1, 2023 to January 1, 2024. The improvement in underwriting results was partially offset by $42.0 million, or 1.7 percentage points on the combined ratio, of overhead expenses included in Other underwriting expense for the year ended December 31, 2023 that were previously included in Net corporate and other expenses for the year ended December 31, 2022. See “Net Corporate and Other Expenses” below for additional information.

Investments
Investment Portfolio
The following is a summary of our total investments, cash and cash equivalents and restricted cash and cash equivalents as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
	($ in millions)
Debt securities, available for sale	$4,755.4	$2,635.5
Debt securities, trading	534.9	1,526.0
Total debt securities (1)	5,290.3	4,161.5
Short-term investments	371.6	984.6
Investments in related party investment funds	105.6	128.8
Other long-term investments	308.5	377.2
Equity securities	1.6	1.6
Total investments	6,077.6	5,653.7
Cash and cash equivalents	969.2	705.3
Restricted cash and cash equivalents (2)	132.1	208.4
Total invested assets and cash	$7,178.9	$6,567.4
(1)Includes $562.0 million of investments in the Third Point Optimized Credit portfolio (“TPOC Portfolio”) as of December 31, 2023. (December 31, 2022 - $530.7 million).
(2)Primarily consists of cash and fixed income securities such as U.S. Treasuries, money markets funds, and sovereign debt, securing our contractual obligations under certain insurance and reinsurance contracts that we will not be released from until the underlying risks have expired or have been settled.
The main driver for the increase in total investments as of December 31, 2023 was net investment income of $283.7 million, which primarily benefited from increases in interest rates by central banks in 2023. Our fixed income securities are primarily made up of treasury, corporate, and securitized positions.
The duration of our fixed income portfolio, excluding cash and cash equivalents, is 2.8 years (December 31, 2022 - 1.8 years). The increase from the comparative period is due to our effort to lock-in yields on longer-duration investment products in the current interest rate environment. The average credit rating of our investment portfolio is AA as of December 31, 2023 (December 31, 2022 - AA) with no defaults in the investment portfolio.
The following table provides a breakdown of structured products between investment and non-investment grade securities as of December 31, 2023. These are fixed income investments which are included in debt securities in the table above. Refer to

Note 8 “Investments” in our audited consolidated financial statements included elsewhere in this Annual Report for further discussion of these securities.

	Investment Grade (AAA, AA, A, BBB)	Non-investment Grade (all others)
	($ in millions)
Asset-backed securities	$697.9	$17.6
Collateralized loan obligations	421.8	—
Total asset-backed securities	1,119.7	17.6

Agency residential mortgage-backed securities	803.0	—
Non-agency residential mortgage-backed securities	144.7	12.3
Total residential mortgage-backed securities	947.7	12.3
Agency commercial mortgage-backed securities	73.5	—
Non-agency commercial mortgage-backed securities	197.9	0.5
Total commercial mortgage-backed securities	271.4	0.5
Total mortgage-backed securities	1,219.1	12.8

Total asset and mortgage-backed securities	$2,338.8	$30.4
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
Investment Results
The following is a summary of the results from investments and cash for the years ended December 31, 2023 and 2022:

	2023	2022
	($ in millions)
Gross investment income	$299.8	$133.6
Change in fair value of trading portfolio (1)	30.7	(149.4)
Net realized investment losses	(40.7)	(76.1)
Net realized and unrealized investment losses from related party investment funds	(1.0)	(210.5)
Investment results	288.8	(302.4)
Investment expenses	(16.1)	(20.3)
Total net investment income and realized and unrealized investment gains (losses)	$272.7	$(322.7)
(1)Trading portfolio is inclusive of all non-AFS designated investments in the investment portfolio.

The following is a summary of the results from investments by investment classification for the years ended December 31, 2023 and 2022:

	2023	2022
	($ in millions)
Debt securities, available for sale	$181.6	$35.1
Debt securities, trading	66.1	(115.6)
Short-term investments	29.3	17.7
Other long-term investments	(20.0)	(10.6)
Derivative instruments	4.8	—
Equity securities	(0.1)	(0.4)
Net realized and unrealized investment losses from related party investment funds	(1.0)	(210.5)
Net investment income and realized and unrealized investment gains before other investment expenses and investment income (loss) on cash and cash equivalents	260.7	(284.3)
Investment expenses	(16.1)	(20.3)
Net investment income (loss) on cash and cash equivalents	28.1	(18.1)
Total net investment income and realized and unrealized investment gains (losses)	$272.7	$(322.7)
Total net investment income and realized and unrealized investment gains (losses) for the year ended December 31, 2023 was primarily attributable to net investment income related to interest income from our debt and short-term investment portfolio of $277.0 million. Increased investment income is primarily due to increased interest rates and our rotation of the portfolio from cash and cash equivalents and U.S. government and government agency positions, to high-grade corporate debt and other securitized assets, in an effort to better diversify our portfolio.
Total net investment income and realized and unrealized investment gains (losses) for the year ended December 31, 2022 was primarily attributable to a net investment loss of $202.0 million from our investment in the TP Enhanced Fund. We also recognized losses of $80.5 million on our debt securities and $10.6 million on the other long-term investment portfolio due to revised valuations on private investments.
Refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” for a discussion of certain risks and factors that could adversely impact our investments results.
Other Revenues
For the year ended December 31, 2023, other revenues primarily consisted of $87.9 million of service fee revenue from MGAs and a gain of $4.5 million from the sale of renewal rights of our environmental business, partially offset by a loss of $59.4 million from the change in fair value of liability-classified capital instruments. For the year ended December 31, 2022, other revenues consisted of $82.1 million of service fee revenue from MGA and a gain of $27.4 million of changes in the fair value of liability-classified capital instruments. The decrease in other revenues is driven by the loss from the change in fair value of liability-classified capital instruments due to the increase in the Company’s common share price, partially offset by an increase in service fee revenue from IMG from improved market conditions and Arcadian from continued growth.
Net Corporate and Other Expenses
Net corporate and other expenses include services expenses, costs associated with operating as a publicly-traded company, non-underwriting activities, including service fee expenses from our MGA subsidiaries, restructuring charges, and current expected credit losses (“CECL”) from our insurance and reinsurance balances receivable and loss and loss adjustment expenses recoverable.
The decrease in Net corporate and other expenses for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily driven by the reclassification of certain compensation costs, including compensation expenses, previously included in Net corporate and other expense into Other underwriting expense. For the year ended December 31, 2023, $42.0 million of costs were included in Other underwriting expenses that were previously included in Net corporate and other expenses in the year ended December 31, 2022. These amounts were offset by restructuring charges of $30.0 million, which include severance-related charges, for the year ended December 31, 2023, compared to $46.0 million of severance and other related charges for the year ended December 31, 2022. In addition, the Company incurred $7.9 million of costs associated with the 2023 LPT and the Indication of Interest in the year ended December 31, 2023.

Service fee expense increased to $187.8 million for the year ended December 31, 2023, compared to $179.2 million for the year ended December 31, 2022. This was primarily due to increased service expenses from IMG.
For the year ended December 31, 2023, we recorded a CECL gain of $1.5 million driven by the reversal of certain balances previously included in the allowance, partially offset by an expense for uncollectible recoverables, compared to a loss of $12.7 million for the year ended December 31, 2022 primarily due to credit exposure from Russian (re)insurers and cedents and downgrades of certain Florida catastrophe exposed insurers. See Note 14 “Allowance for expected credit losses” in our audited consolidated financial statements included elsewhere in this Annual Report for additional information on the credit loss methodology.
Amortization of Intangible Assets
Amortization of intangible assets for the year ended December 31, 2023 was $11.1 million (2022 - $8.1 million). Amortization patterns are based on the period over which they are expected to generate future net cash inflows from the use of the underlying intangible assets.
Interest Expense
Interest expense and finance costs are related to interest due on our senior and subordinated notes, as as well as interest associated with certain reinsurance contracts. Total interest expense for the year ended December 31, 2023 was $64.1 million (2022 - $38.6 million). The increase is due to the interest expense associated with funds held on the 2023 LPT, in addition to increases in the variable interest rate on the 2017 SEK Subordinated Note.
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
The foreign exchange losses of $34.9 million for the year ended December 31, 2023 were primarily due to $34.4 million of foreign exchange losses from our international operations. These amounts were primarily unrealized and resulted from the effects of revaluing net insurance liabilities settled in foreign currencies.
The foreign exchange gains of $66.0 million for the year ended December 31, 2022 were primarily due to $36.0 million of foreign exchange gains from our international operations and $38.0 million of foreign currency gains from the 2017 SEK Subordinated Notes, as a result of the weakening of the U.S. Dollar. These gains were partially offset by losses on foreign currency derivatives intended to reduce foreign currency exposure.
Additional foreign currency gains (losses) were recorded as part of the investments results. This includes changes in the value of available-for-sale investments held in foreign currencies which are reflected as a increase or decrease to shareholder’s equity and are not included net income. See Note 9 “Total net investment income and realized and unrealized investment gains (losses)” in our audited consolidated financial statements included elsewhere in this Annual Report for additional information.
On an aggregate basis including foreign currency gains (losses) from investments, the effects of foreign exchange resulted in a decrease to net income of $23.8 million and comprehensive income of $13.5 million for the year ended December 31, 2023.
Income Tax Benefit
Income tax benefit of $45.0 million for the year ended December 31, 2023 is due to a one-time tax benefit attributable to the enactment of the Bermuda CIT, offset by tax expense on increased underwriting profits and investment income, compared to $36.7 million for the year ended December 31, 2022 due to losses in taxable jurisdictions.
Segment Results — Years ended December 31, 2023 and 2022
The determination of our reportable segments is based on the manner in which management monitors the performance of our operations. We classify our business into two reportable segments - Reinsurance and Insurance & Services. Collectively, the

sum of these two segments constitute “Core” results. Core underwriting income, Core net services income, Core income and Core combined ratio are non-GAAP financial measures. We believe it is useful to review Core results as it better reflects how management views the business and reflects our decision to exit the runoff business. The sum of Core results and Corporate results are equal to the consolidated results of operations.
Corporate includes the results of all runoff business, which represents certain classes of business that we no longer actively underwrite, including the effect of the Restructuring Plan and certain reinsurance contracts that have interest crediting features. Corporate results include asbestos and environmental and other latent liability exposures on a gross basis, which have mostly been ceded.
The following tables set forth the operating segment results, and the year over year changes, for the years ended December 31, 2023 and 2022:

	2023
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
	($ in millions)
Gross premiums written	$1,271.0	$2,039.7	$3,310.7	$—	$116.7	$—	$3,427.4
Net premiums written	1,061.0	1,282.7	2,343.7	—	94.2	—	2,437.9
Net premiums earned	1,031.4	1,249.2	2,280.6	—	145.6	—	2,426.2
Loss and loss adjustment expenses incurred, net	490.3	815.4	1,305.7	(5.4)	81.0	—	1,381.3
Acquisition costs, net	252.2	295.5	547.7	(137.2)	62.2	—	472.7
Other underwriting expenses	82.7	94.3	177.0	—	19.3	—	196.3
Underwriting income (loss)	206.2	44.0	250.2	142.6	(16.9)	—	375.9
Services revenues	(1.1)	238.6	237.5	(149.6)	—	(87.9)	—
Services expenses	—	187.8	187.8	—	—	(187.8)	—
Net services fee income (loss)	(1.1)	50.8	49.7	(149.6)	—	99.9	—
Services noncontrolling income	—	(8.5)	(8.5)	—	—	8.5	—
Net services income (loss)	(1.1)	42.3	41.2	(149.6)	—	108.4	—
Segment income (loss)	$205.1	$86.3	$291.4	$(7.0)	$(16.9)	$108.4	$375.9

Underwriting Ratios: (1)
Loss ratio	47.5%	65.3%	57.3%				56.9%
Acquisition cost ratio	24.5%	23.7%	24.0%				19.5%
Other underwriting expenses ratio	8.0%	7.5%	7.8%				8.1%
Combined ratio	80.0%	96.5%	89.1%				84.5%
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

	2022
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
	($ in millions)
Gross premiums written	$1,521.4	$1,884.2	$3,405.6	$—	$4.1	$—	$3,409.7
Net premiums written	1,199.6	1,346.0	2,545.6	—	3.6	—	2,549.2
Net premiums earned	1,213.1	1,086.8	2,299.9	—	18.2	—	2,318.1
Loss and loss adjustment expenses incurred, net	855.9	718.7	1,574.6	(5.2)	19.0	—	1,588.4
Acquisition costs, net	310.3	273.2	583.5	(118.6)	(3.0)	—	461.9
Other underwriting expenses	113.8	62.8	176.6	—	7.9	—	184.5
Underwriting income (loss)	(66.9)	32.1	(34.8)	123.8	(5.7)	—	83.3
Services revenues	(0.2)	215.7	215.5	(133.4)	—	(82.1)	—
Services expenses	—	179.2	179.2	—	—	(179.2)	—
Net services fee income (loss)	(0.2)	36.5	36.3	(133.4)	—	97.1	—
Services noncontrolling loss	—	1.1	1.1	—	—	(1.1)	—
Net services income (loss)	(0.2)	37.6	37.4	(133.4)	—	96.0	—
Segment income (loss)	$(67.1)	$69.7	$2.6	$(9.6)	$(5.7)	$96.0	$83.3

Underwriting Ratios: (1)
Loss ratio	70.6%	66.1%	68.5%				68.5%
Acquisition cost ratio	25.6%	25.1%	25.4%				19.9%
Other underwriting expenses ratio	9.4%	5.8%	7.7%				8.0%
Combined ratio	105.6%	97.0%	101.6%				96.4%
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
Core Premium Volume
Gross premiums written decreased by $94.9 million, or 2.8%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. Net premiums written decreased by $201.9 million, or 7.9%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. Net premiums earned decreased by $19.3 million, or 0.8%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decreases in written premium volume were primarily driven by a decrease in the Reinsurance segment as we execute the Restructuring Plan.
Core Underwriting Results
We generated underwriting income of $250.2 million and a combined ratio of 89.1% for the year ended December 31, 2023, compared to an underwriting loss of $34.8 million and a combined ratio of 101.6% for the year ended December 31, 2022. The increase in net underwriting results in was primarily driven by favorable prior year loss reserve development, lower catastrophe losses and a favorable commission ratio, which results in a higher underwriting gain.
Losses incurred included $167.4 million of favorable prior year loss reserve development for the year ended December 31, 2023 compared to favorable prior year loss reserve development of $13.5 million for the year ended December 31, 2022. This increase in favorable prior year loss reserve development was primarily the result of management reflecting the continued favorable reported loss emergence through December 31, 2023 in its best estimate of reserves, which was further validated by the pricing of the 2023 LPT from external reinsurers, in addition to a reduction in unallocated loss adjustment expense reserves related to the claims that will no longer be managed by SiriusPoint under the terms of the 2023 LPT.
For the year ended December 31, 2023 catastrophe losses, net of reinsurance and reinstatement premiums, were $13.5 million, or 0.6 percentage points on the combined ratio, which includes losses of $6.8 million from the Turkey Earthquake, $3.8 million from the Hawaii wildfires and $3.3 million from Hurricane Idalia compared to $137.9 million, or 6.0 percentage points on the combined ratio, including $80.8 million for Hurricane Ian and $57.1 million for other catastrophe events, including the South Africa floods and France hail storms. For the year ended December 31, 2022, losses from the Russia/Ukraine conflict, including losses from the political risk, trade credit, and aviation lines of business, were $12.2 million, or 0.5 percentage points on the combined ratio.
Core Services Results
Services revenue was $237.5 million for the year ended December 31, 2023 compared to $215.5 million for the year ended December 31, 2022. The increase was primarily due to higher services revenue in IMG from increased demand for travel insurance products and services, as well as continued growth in Arcadian.
For the year ended December 31, 2023, net services fee income increased to $49.7 million from $36.3 million for the year ended December 31, 2022 primarily due to increased services revenues from Arcadian and IMG for the year ended December 31, 2023. Service margin, which is calculated as net services fee income as a percentage of services revenues, increased to 20.9% for the year ended December 31, 2023 from 16.8% for the year ended December 31, 2022.
We generated net services income of $41.2 million for the year ended December 31, 2023 compared to $37.4 million for the year ended December 31, 2022. The increase was primarily due to higher margins achieved in Arcadian, partially offset by services noncontrolling income from our consolidated MGAs for the year ended December 31, 2023 compared to a noncontrolling loss for the year ended December 31, 2022.
Reinsurance Segment
The Reinsurance segment predominantly underwriters Casualty, Property and Specialty lines of business on a worldwide basis. The following table sets forth underwriting results and ratios, and the year over year changes for the Reinsurance segment:

	2023	2022	Change
	($ in millions)
Gross premiums written	$1,271.0	$1,521.4	$(250.4)
Net premiums written	1,061.0	1,199.6	(138.6)
Net premiums earned	1,031.4	1,213.1	(181.7)
Loss and loss adjustment expenses incurred, net	490.3	855.9	(365.6)
Acquisition costs, net	252.2	310.3	(58.1)
Other underwriting expenses	82.7	113.8	(31.1)
Underwriting income (loss)	206.2	(66.9)	273.1
Services revenues	(1.1)	(0.2)	(0.9)
Net services loss	(1.1)	(0.2)	(0.9)
Segment income (loss)	$205.1	$(67.1)	$272.2

Underwriting Ratios: (1)
Loss ratio	47.5%	70.6%	(23.1)%
Acquisition cost ratio	24.5%	25.6%	(1.1)%
Other underwriting expenses ratio	8.0%	9.4%	(1.4)%
Combined ratio	80.0%	105.6%	(25.6)%
(1)    Underwriting ratios are calculated by dividing the related expense by net premiums earned.
Premium Volume
Gross premiums written in the Reinsurance segment decreased by $250.4 million, or 16.5%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily driven by lower premiums written in International reinsurance, primarily in the property lines, as we execute the Restructuring Plan.
Underwriting Results
The increase in net underwriting results for the year ended December 31, 2023 compared to the year ended December 31, 2022, was primarily due to higher favorable prior year loss reserve development and lower catastrophe losses.

Net favorable prior year loss reserve development was $140.8 million for the year ended December 31, 2023 compared to $8.8 million for the year ended December 31, 2022. The favorable loss reserve development for the year ended December 31, 2023 was primarily the result of management reflecting the continued favorable reported loss emergence through December 31, 2023 in its best estimate of reserves, which was further validated by the pricing of the 2023 LPT from external reinsurers, in addition to a reduction in unallocated loss adjustment expense reserves related to the claims that will no longer be managed by SiriusPoint under the terms of the 2023 LPT.
For the year ended December 31, 2023, catastrophe losses, net of reinsurance and reinstatement premiums, were $12.2 million or 1.2 percentage points on the combined ratio, which includes losses of $5.7 million from the Turkey Earthquake, $3.8 million from the Hawaii wildfires and $3.3 million from Hurricane Idalia, compared to $136.3 million, including $79.2 million for Hurricane Ian, $57.1 million for other catastrophe events, including South Africa floods and France hail storms, for the year ended December 31, 2022.
Insurance & Services Segment
Through the Insurance & Services segment, we underwrite primary insurance in a number of sectors. With deep expertise and global reach, we offer innovative insurance solutions to meet the changing risk circumstances of our clients every day. The Insurance & Services segment includes Accident & Health, Property & Casualty, and Specialty.
As of December 31, 2023, we have equity stakes in 26 entities (MGAs, Insurtech and Other), which underwrite or distribute a wide range of lines of business, including general liability, professional liability, directors & officers, credit and bond, cyber, commercial automobile, workers compensation, accident & health, and other specialty insurance classes. We provide underwriting capacity in the form of insurance or reinsurance to 14 MGAs, while 8 are investment only.
The following table sets forth underwriting results, net MGA results, and ratios for the segment results, and the year over year changes for the years ended December 31, 2023 and 2022:

	2023	2022	Change
	($ in millions)
Gross premiums written	$2,039.7	$1,884.2	$155.5
Net premiums written	1,282.7	1,346.0	(63.3)
Net premiums earned	1,249.2	1,086.8	162.4
Loss and loss adjustment expenses incurred, net	815.4	718.7	96.7
Acquisition costs, net	295.5	273.2	22.3
Other underwriting expenses	94.3	62.8	31.5
Underwriting income	44.0	32.1	11.9
Services revenues	238.6	215.7	22.9
Services expenses	187.8	179.2	8.6
Net services fee income	50.8	36.5	14.3
Services noncontrolling (income) loss	(8.5)	1.1	(9.6)
Net services income	42.3	37.6	4.7
Segment income	$86.3	$69.7	$16.6

Underwriting Ratios: (1)
Loss ratio	65.3%	66.1%	(0.8)%
Acquisition cost ratio	23.7%	25.1%	(1.4)%
Other underwriting expenses ratio	7.5%	5.8%	1.7%
Combined ratio	96.5%	97.0%	(0.5)%
(1)    Underwriting ratios are calculated by dividing the related expense by net premiums earned.
Premium Volume
Gross premiums written in the Insurance & Services segment increased by $155.5 million, or 8.3%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily driven by growth in premiums from strategic partnerships, partially offset by decreases in North America A&H.

Consolidated MGAs
Gross premiums written generated by the consolidated MGAs, excluding Banyan, in the aggregate increased by $13.7 million, or 2.2%, to $631.1 million for the year ended December 31, 2023 compared to $617.4 million for the year ended December 31, 2022, primarily driven by increases in Arcadian. We sold our ownership shares in Banyan in the fourth quarter of 2023, which resulted in deconsolidation of our ownership position. However, we executed a three-year extension of the commercial relationship with Banyan, extending the partnership.
Underwriting Results
The increase in underwriting income of $11.9 million for the year ended December 31, 2023, compared to the year ended December 31, 2022, was primarily driven by the increased favorable prior loss reserve development. Net favorable prior year loss reserve development was $26.6 million for the year ended December 31, 2023, compared to $4.7 million for the year ended December 31, 2022 due to improved favorable loss reserve emergence in A&H and lower adverse prior year loss development in workers compensation.
Services Results
The increase in services revenue of $22.9 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to continued growth in Arcadian as well as higher services revenues in IMG from increased demand for its travel products and services.
The increase in net services income of $4.7 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to higher margins achieved in Arcadian, partially offset by services noncontrolling income from our consolidated MGAs for the year ended December 31, 2023 compared to noncontrolling losses the year ended December 31, 2022.
Corporate
Corporate includes the results of all runoff business, which represents certain classes of business that we no longer actively underwrite, including the effect of the Restructuring Plan and certain reinsurance contracts that have interest crediting features. Corporate results also include asbestos and environmental and other latent liability exposures on a gross basis, which have mostly been ceded. The following table sets forth underwriting results and the year over year changes for the years ended December 31, 2023 and 2022:

	2023	2022	Change
	($ in millions)
Gross premiums written	$116.7	$4.1	$112.6
Net premiums written	94.2	3.6	90.6
Net premiums earned	145.6	18.2	127.4
Loss and loss adjustment expenses incurred, net	81.0	19.0	62.0
Acquisition costs, net	62.2	(3.0)	65.2
Other underwriting expenses	19.3	7.9	11.4
Underwriting loss	$(16.9)	$(5.7)	$(11.2)
The underwriting loss of $16.9 million for Corporate for the year ended December 31, 2023 includes higher catastrophe incurred losses, including $5.0 million from Storm Hans, a single runoff contract that is generating a high attritional losses incurred without significant earned premiums, as well as acquisition costs associated with a runoff A&H contract. These amounts were partially offset by net favorable prior period loss reserve development of $6.8 million, resulting from various actions taken for the year ended December 31, 2023 including favorable reported emergence in prior accident year loss reserves as validated by the pricing from external reinsurers of the 2023 LPT, and a reduction in unallocated loss adjustment expense reserves related to the claims that will no longer be managed by SiriusPoint under the terms of the 2023 LPT. This favorable loss reserve development was partially offset by reserve strengthening for specific areas of uncertainty.
The underwriting loss of $5.7 million for the year ended December 31, 2022, was primarily driven by the Russian/Ukraine conflict losses of $5.3 million.

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
Core net services income - consists of services revenues which include commissions, brokerage and fee income related to consolidated MGAs, and other revenues, and services expenses which include direct expenses related to consolidated MGAs, services noncontrolling income which represent minority ownership interests in consolidated MGAs. Net investment gains (losses) from Strategic investments which are net investment gains (losses) from our investment holdings, are no longer included in Core net services income, with comparative financial periods restated. Net services income is a key indicator of the profitability of the Company's services provided.
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

Tangible Book Value Per Diluted Common Share
Tangible book value per diluted common share, as presented, is a non-GAAP financial measure and the most comparable U.S. GAAP measure is book value per common share. Tangible book value per diluted common share excludes intangible assets. Starting in 2023, the Company will no longer exclude restricted shares from calculation of Tangible Book Value per Diluted Common Share, as the unvested restricted shares outstanding are no longer considered material. The resulting change in Tangible Book Value per Diluted Common Share is ($0.05) per share at December 31, 2023 and thus the Company will no longer adjust the calculation. Further, management believes that effects of intangible assets are not indicative of underlying underwriting results or trends and make book value comparisons to less acquisitive peer companies less meaningful. The tangible book value per diluted common share is also useful because it provides a more accurate measure of the realizable value of shareholder returns, excluding intangible assets.
The following table sets forth the computation of book value per common share, book value per diluted common share and tangible book value per diluted common share as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
	($ in millions, except share and per share amounts)
Common shareholders’ equity attributable to SiriusPoint common shareholders	$2,313.9	$1,874.7
Intangible assets	(152.7)	(163.8)
Tangible common shareholders' equity attributable to SiriusPoint common shareholders	$2,161.2	$1,710.9

Common shares outstanding	168,120,022	162,177,653
Effect of dilutive stock options, restricted share units, warrants and Series A preference shares	5,193,920	3,492,795
Book value per diluted common share denominator	173,313,942	165,670,448
Unvested restricted shares	—	(1,708,608)
Tangible book value per diluted common share denominator	173,313,942	163,961,840

Book value per common share	$13.76	$11.56
Book value per diluted common share	$13.35	$11.32
Tangible book value per diluted common share	$12.47	$10.43
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

Dividend Capacity and Capital
SiriusPoint’s ability to pay expenses or dividends or return capital to shareholders will depend upon the availability of dividends or other statutorily permissible distributions from its subsidiaries. The ability to pay such dividends and/or distributions is limited by the applicable laws and regulations of the various countries and states in which SiriusPoint’s subsidiaries operate, as well as the need to maintain capital levels to adequately support insurance and reinsurance operations, and to preserve financial strength ratings issued by independent rating agencies. See Note 22 “Statutory requirements” in our audited consolidated financial statements included elsewhere in this Annual Report for additional information. For the year ended December 31, 2023, SiriusPoint received $101.2 million (2022 - $125.0 million) of distributions from SiriusPoint Bermuda Insurance Company Ltd. (“SiriusPoint Bermuda”), its immediate wholly-owned subsidiary. We believe the dividend/distribution capacity of SiriusPoint’s subsidiaries, which was approximately $810.0 million as of December 31, 2023, will provide SiriusPoint with sufficient liquidity for the foreseeable future.
For the year ended December 31, 2023, SiriusPoint did not pay any dividends to its common shareholders.
In addition to the regulatory and other contractual constraints to paying dividends, we manage the capital of the group and each of our operating subsidiaries to support our current ratings from AM Best, Fitch and S&P’s. This could further reduce the ability and amount of dividends that could be paid from subsidiaries to SiriusPoint. In addition, the Company annually files the prescribed form of capital and solvency return, which comprises the insurer’s Bermuda Solvency Capital Requirement (“BSCR”) model. The BSCR model is a risk-based capital model which provides a method for determining a Class 3A and Class 4 insurer’s capital requirements (statutory economic capital and surplus) by taking into account the risk characteristics of different aspects of the Class 3A and Class 4 insurer’s business. The Company’s 2022 filed BSCR ratio was 217%. Further, the Company filed its third quarter 2023 Bermuda Quarterly Financial Return, the most recent period available, with the ratio improving to 237%.
In connection with our group capital, as assessed by rating agencies and the Bermuda Monetary Authority, the 2023 LPT, together with the first half of 2023 release of reserves linked to the 2023 LPT, is expected to result in a net increase in capital in excess of $150 million and more than 15% improvement in the BSCR ratio compared to December 31, 2022. We are currently completing our group BSCR for the year ended December 31, 2023, which must be filed with the BMA on or before May 31, 2024. This projected capital increase is expected to be attributable primarily to a reduction in required capital associated with reserve risks and an increase in available capital due to the cession of loss reserves to the 2023 LPT below their original carrying value due to the first half of 2023 favorable prior year loss reserve development. For additional information see Note 4 “Significant transactions” and Note 12 “Loss and loss adjustment expense reserves” in our audited consolidated financial statements included elsewhere in this Annual Report for additional information.
Sources of Liquidity
Our operating subsidiaries sources of liquidity have primarily consisted of net premiums written, reinsurance recoveries, investment income and proceeds from sales of or dividends or distributions attributable to investments. Other potential sources of liquidity include borrowings under our credit facilities and issuances of securities.
Effective February 26, 2021, the Company entered into a 3-year, $300.0 million senior unsecured revolving credit facility (the “Facility”) with JPMorgan Chase Bank, N.A. as administrative agent, which was renewed in February 2024 for one additional year. The Facility includes an option, subject to satisfaction of certain conditions including agreement of lenders representing greater than a majority of commitments, for the Company to request an extension by such lenders of the maturity date of the Facility by an additional 12 months. The Facility provides access to loans for working capital and general corporate purposes, and letters of credit to support obligations under insurance and reinsurance agreements, retrocessional agreements and for general corporate purposes. Loans and letters of credit under the Facility will become available, subject to customary conditions precedent. As of December 31, 2023, there were no outstanding borrowings under the Facility. In addition, as of December 31, 2023, SiriusPoint was in compliance with all of the covenants under the Facility.
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
Our debt and equity instruments as of December 31, 2023 and 2022 are summarized below.
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
As of December 31, 2023 the carrying value of the 2017 SEK Subordinated Notes was $267.9 million and reflected as debt in the in the consolidated balance sheets (December 31, 2022 - $258.6 million).
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
As of December 31, 2023 the carrying value of the 2016 Senior Notes was $403.5 million and reflected as debt in the consolidated balance sheets (December 31, 2022 - $404.8 million).
2015 Senior Notes
On February 13, 2015, we issued $115.0 million of senior unsecured notes (the “2015 Senior Notes”) due February 13, 2025. The 2015 Senior Notes bear interest at 7.0% and interest is payable semi-annually on February 13 and August 13 of each year.
As of December 31, 2023 the carrying value of the 2015 Senior Notes was $114.8 million and reflected as debt in the in the consolidated balance sheets (December 31, 2022 - $114.6 million).
See Note 15 “Debt and letter of credit facilities” in our audited consolidated financial statements included elsewhere in this Annual Report for additional information on the 2017 SEK Subordinated Notes, 2016 Senior Notes, and 2015 Senior Notes.
Debt Covenants
As of December 31, 2023, SiriusPoint was in compliance with all of the covenants under the 2017 SEK Subordinated Notes, 2016 Senior Notes, and 2015 Senior Notes.
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
As of December 31, 2023, the estimated fair value of the Series A preference shares was $37.6 million and is reflected in liability-classified capital instruments in the consolidated balance sheets. During the year ended December 31, 2023, the Company did not declare or pay dividends to Series A preference shareholders.

See Note 3 “Acquisition of Sirius Group” in our audited consolidated financial statements included elsewhere in this Annual Report for additional information.
Series B Preference Shares
The Series B preference shares are listed on the New York Stock Exchange under the symbol “SPNT PB”. The Company has 8,000,000 of Series B preference shares outstanding, par value $0.10. Dividends on the Series B preference shares are cumulative and payable quarterly in arrears at an initial rate of 8.0% per annum. The preference shareholders have no voting rights with respect to the Series B preference shares unless dividends have not been paid for six dividend periods, whether or not consecutive, in which case the holders of the Series B preference shares have the right to elect two directors.
As of December 31, 2023, the carrying value of the Series B preference shares was $200.0 million and reflected in shareholders’ equity attributable to SiriusPoint shareholders in the consolidated balance sheets. During the year ended December 31, 2023, the Company declared and paid dividends of $16.0 million to the Series B preference shareholders.
See Note 17 “Shareholders' equity” in our audited consolidated financial statements included elsewhere in this Annual Report for additional information.
Letter of Credit Facilities
As of December 31, 2023, $1.3 billion of letters of credit had been issued. Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements and a minimum rating from rating agencies. Each restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, under any of the letter of credit facilities, our subsidiaries could be prohibited from paying dividends. We were in compliance with all of the covenants under the aforementioned letter of credit facilities as of December 31, 2023.
See Note 15 “Debt and letter of credit facilities” in our audited consolidated financial statements included elsewhere in this Annual Report for additional information.
Cash Secured Letter of Credit Agreements
Under the cash secured letter of credit facilities, we provide collateral that consists of cash and cash equivalents and debt securities. As of December 31, 2023, total cash and cash equivalents and debt securities with a fair value of $1.4 billion were pledged as collateral against the letters of credit issued.
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
Restricted cash and cash equivalents and restricted investments increased by $389.5 million, or 16.2%, to $2.8 billion as of December 31, 2023 from $2.4 billion as of December 31, 2022. The increase was primarily due to an increase in total realized and unrealized investment gains (losses) and net investment income in the underlying restricted accounts.
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
Operating, investing and financing cash flows for the years ended December 31, 2023 and 2022 were as follows:

	2023	2022
	($ in millions)
Net cash provided by operating activities	$581.3	$293.3
Net cash used in investing activities	(332.2)	(1,304.3)
Net cash used in financing activities	(61.5)	(23.7)
Net increase (decrease) in cash, cash equivalents and restricted cash	187.6	(1,034.7)
Cash, cash equivalents and restricted cash at beginning of year	913.7	1,948.4
Cash, cash equivalents and restricted cash at end of year	$1,101.3	$913.7
Operating Activities
Cash flows provided by operating activities can fluctuate due to timing differences between the collection of premiums and reinsurance recoverables and the payment of losses and loss expenses, and the payment of premiums to reinsurers. The increase in cash flows from operating activities in the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to an increase in the collection of premiums due to the increase in premiums written which have outpaced the payment of claims in addition to increased net investment income.
Investing Activities
Cash flows used in investing activities for the year ended December 31, 2023 primarily relates to the increase in purchases of debt securities during the period resulting from increased cash flows provided by operating activities. We lengthened the duration of our fixed income portfolio backing net loss reserves to be economically matched with the liabilities, to 2.7 years as of December 31, 2023, an increase from 2.5 years as of December 31, 2022 and the increase in increase in sales and maturities of U.S. treasuries during the period. Cash flows used in investing activities for the year ended December 31, 2022 primarily relates to the increase in purchases of debt securities during the period resulting from increased premium volume as well as increased investing in short term and fixed income agency investments to in response to rising interest rates.
Financing Activities
Cash flows used in financing activities for the year ended December 31, 2023 primarily consisted of $38.5 million for the settlement of CVRs, $18.0 million for the repayment of loans related to repurchase agreements, $16.0 million for cash dividends paid to preference shareholders, $11.5 million for taxes paid on withholding shares and $6.1 million for payments on deposit liability contracts, partially offset by $27.8 million of proceeds from the exercise warrants and options. Cash flows used in financing activities for the year ended December 31, 2022 primarily consisted of $16.0 million for cash dividends paid to preference shareholders, $14.0 million for payments on deposit liability contracts and $7.1 million for taxes paid on withholding shares, partially offset by $17.6 million of proceeds from repurchase agreements.
Financial Condition
As of December 31, 2023, total shareholders’ equity was $2,530.6 million compared to $2,082.6 million as of December 31, 2022. The increase was primarily due to net income of $363.7 million for the year ended December 31, 2023.

Contractual Obligations
Our contractual obligations as of December 31, 2023 by estimated maturity are presented below:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	($ in millions)
Debt (1)	$788.6	$—	$515.0	$—	$273.6
Scheduled interest payments (1)	584.2	48.4	80.5	43.9	411.4
Subtotal - Debt obligations	1,372.8	48.4	595.5	43.9	685.0
Loss and loss adjustment expense reserves (2)	5,608.1	1,822.4	1,931.8	760.8	1,093.1
Funds withheld payable (3)	1,120.9	445.7	389.8	216.9	68.5
Operating leases (4)	30.8	6.7	10.8	8.6	4.7
Deposit liabilities (5)	134.4	16.5	53.1	22.1	42.7
Total (6)(7)	$8,267.0	$2,339.7	$2,981.0	$1,052.3	$1,894.0
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
(3)    We have estimated balances based on the projected payout pattern of the underlying subject business ceded to our counterparties with funds held provisions.
(4)    See Note 21 to our audited consolidated financial statements included elsewhere in this Annual Report for detailed information on our leases.
(5)    For purposes of this table, we have included estimates of future interest accruals and the amount we expect the deposit liability contracts would settle for at their probable settlement dates.
(6)    We have future binding commitments to fund certain other long-term investments. These commitments totaled $14.7 million as of December 31, 2023. These commitments do not have fixed funding dates. Therefore, these commitments are excluded from the table above.
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
Our consolidated financial statements are prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions. We believe that the accounting policies that require the most significant judgments and estimations by management are: (1) premium revenue recognition, (2) loss and loss adjustment expense reserves, (3) fair value measurements related to our investments, (4) valuation of loss and adjustment expenses reserves and intangible assets relating to the Value of Business Acquired (“VOBA”) and other intangible assets as part of the Sirius Group acquisition, and (5) income taxes. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material adverse effect on our results of operations and financial condition.
Premium Revenue Recognition Including Evaluation of Risk Transfer
Premium Estimates
The Company recognizes premiums written ratably over the term of the related policy or reinsurance treaty consistent with the timing of when the ceding company has recognized the written premiums. Premiums written include amounts reported by brokers and ceding companies for reinsurance and MGAs for direct insurance, supplemented by the Company's own estimates of premiums where reports have not been received. The determination of premium estimates requires a review of the Company's experience with the ceding companies and MGAs, familiarity with each market, the timing of the reported information, an analysis and understanding of the characteristics of each class of business and management's judgment of the impact of various factors, including premium or loss trends, on the volume of business written and ceded to the Company. On an ongoing basis, the Company's underwriters review the amounts reported by these third parties for reasonableness based on their experience and knowledge of the subject class of business, taking into account the Company's historical experience with the brokers, ceding companies or MGAs. See Note 2 “Significant accounting policies” in our audited consolidated financial statements for additional information on premium revenue recognition.
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
The following table summarizes premium estimates and related commissions and expenses by segment as of December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
	Premium Estimates	Commission Estimate	Amount Included in Insurance and Reinsurance Balances Receivable, Net	Premium Estimates	Commission Estimate	Amount Included in Insurance and Reinsurance Balances Receivable, Net
	($ in millions)
Reinsurance	$923.4	$(215.1)	$708.3	$948.6	$(164.9)	$783.7
Insurance & Services	619.2	(104.4)	514.8	426.1	(142.9)	283.2
Corporate	9.8	(4.7)	5.1	5.6	0.9	6.5
Total	$1,552.4	$(324.2)	$1,228.2	$1,380.3	$(306.9)	$1,073.4
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

Loss and Loss Adjustment Expense Reserves
Loss and Loss Adjustment Expense Reserves by Reportable Segment
The following table summarize loss and loss adjustment expenses reserves net of reinsurance recoveries separated between (i) case reserves for claims reported ("Case") and (ii) incurred but not reported ("IBNR") reserves for losses that have occurred but for which claims have not yet been reported and for expected future development on case reserves as of December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
	Case	IBNR	Total (1)	Case	IBNR	Total (1)
	($ in millions)
Reinsurance	$440.4	$1,385.7	$1,826.1	$1,117.4	$1,776.4	$2,893.8
Insurance & Services	212.9	852.3	1,065.2	145.1	593.2	738.3
Corporate	156.0	265.7	421.7	57.8	202.6	260.4
Total	$809.3	$2,503.7	$3,313.0	$1,320.3	$2,572.2	$3,892.5
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
The following table details our prior year loss reserve development of liability for net unpaid claims and claim expenses for the years ended December 31, 2023 and 2022:

	2023	2022
	Unfavorable (favorable) development	Unfavorable (favorable) development
	($ in millions)
Reinsurance	$(140.8)	$(8.8)
Insurance & Services	(26.6)	(4.7)
Corporate	(6.8)	(7.8)
Total net unfavorable (favorable) development	$(174.2)	$(21.3)

Loss and loss adjustment expense development - 2023
The $174.2 million net decrease in prior years’ reserves for the year ended December 31, 2023 was driven by:
•$140.8 million of net favorable prior year reserve development in the Reinsurance segment due to management reflecting the continued favorable reported loss emergence through December 31, 2023 in its best estimate of reserves, which was further validated by the pricing of the 2023 LPT from external reinsurers, in addition to a reduction in unallocated loss adjustment expense reserves related to the claims that will no longer be managed by SiriusPoint under the terms of the 2023 LPT;
•$26.6 million of net favorable prior year reserve development in the Insurance & Services segment which was primarily driven by favorable loss reserve emergence in A&H and lower adverse prior year loss development in workers compensation; and
•$6.8 million of net favorable prior year reserve development in Corporate due to various actions taken for the year ended December 31, 2023 including favorable reported emergence in prior accident year loss reserves as validated by the pricing from external reinsurers of the 2023 LPT, and a reduction in unallocated loss adjustment expense reserves related to the claims that will no longer be managed by SiriusPoint under the terms of the 2023 LPT. These favorable loss reserve movements were partially offset by reserve strengthening for specific areas of uncertainty for the loss reserves.
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
Strategic investments
The Company’s strategic investments are carried at fair value, using the equity method, or the cost adjusted for market observable events less impairment method. For strategic investments carried at fair value, management generally engages third-party valuation specialist to assist in determination of the fair value based on commonly accepted valuation methods (e.g., income approach, market approach). Where appropriate to utilize equity method, the Company recognizes its share of the investees’ income in net realized and unrealized investment losses. Where criteria to be accounted for under the equity method is not met, we have elected to value our strategic investments at the cost adjusted for market observable events less impairment method, a measurement alternative in which the investment is measured at cost and remeasured to fair value when determined to be impaired or upon observable transactions prices becoming available.
As of December 31, 2023, the Company’s strategic investments totaled $203.9 million. See Note 7 “Fair value measurements” to our audited consolidated financial statements for additional information on the framework for measuring fair value established by U.S. GAAP disclosure requirements related to investments.
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

Valuation of components of purchase consideration, loss and adjustment expenses reserves, and intangible assets relating to VOBA and other intangible assets as part of the Sirius Group acquisition
Purchase consideration
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
Management applied judgment in estimating the fair value of loss reserves using historical loss payment patterns and risk margins. As of December 31, 2023, the unamortized fair value adjustment to loss reserves was $44.9 million (December 31, 2022 - $53.7 million). On an annual basis, or as other factors necessitate such as an assessment, we evaluate the fair value adjustment to loss reserves for impairment. As of December 31, 2023, there were no indicators of impairment.
VOBA
As part of the acquisition of Sirius Group, we recognized VOBA of $147.9 million which was fully amortized as of December 31, 2022.
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
Intangible Assets
As part of the acquisition of Sirius Group, SiriusPoint recognized identifiable intangible assets. As of December 31, 2023, these identifiable intangible assets had a carrying value of $152.7 million and consisted of the following, and are included in intangible assets on the Company’s consolidated balance sheet:
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
There was no evidence of potential impairment of intangible assets as of December 31, 2023.
Income Taxes
We have subsidiaries and branches that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate. The jurisdictions in which our subsidiaries and branches are subject to tax are Belgium, Bermuda, Canada, Germany, Gibraltar, Hong Kong (China), Ireland, Luxembourg, Singapore, Sweden, Switzerland, the United Kingdom, and the United States.
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
Uncertain Tax Positions
Recognition of the benefit of a given tax position is based upon whether a company determines that it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. In evaluating the more likely than not recognition threshold, we must presume that the tax position will be subject to examination by a taxing authority with full knowledge of all relevant information. If the recognition threshold is met, then the tax position is measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. As of December 31, 2023, the total reserve for unrecognized tax benefits of $2.3 million. With few exceptions, we are no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2019.
Change in Tax Laws or Rates
The Government of Bermuda enacted the Corporate Income Tax Act 2023 (the “Bermuda CIT”) on December 27, 2023 with an effective date of January 1, 2025. The CIT would apply to Bermuda businesses that are part of multinational enterprise groups with annual revenue of EUR 750 million or more. The tax effects of changes in tax laws must be recognized in the period in which the law is enacted, and deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Thus, the Company’s deferred taxes were remeasured on December 27, 2023, based upon the 15% income tax rate which resulted in a one-time $100.8 million increase in the net deferred tax assets. The increase in net deferred tax assets was recorded through income from continuing operations
Earnings of Certain Subsidiaries
SiriusPoint has capital and liquidity in many of its subsidiaries, some of which may reflect undistributed earnings. If such capital or liquidity were to be paid or distributed to us or our subsidiaries, as dividends or otherwise, they may be subject to income or withholding taxes. SiriusPoint Group generally intends to operate, and manage its capital and liquidity, in a tax-efficient manner. However, the applicable tax laws in the relevant countries are subject to change, possibly with retroactive effect, including in response to Organisation for Economic Cooperation and Development ("OECD") guidance. Accordingly, such payments or earnings may be subject to income or withholding tax in jurisdictions where they are not currently taxed or at higher rates of tax than currently taxed, and the applicable tax authorities could also attempt to apply income or withholding tax to past earnings or payments.
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
The following table summarizes the estimated effects of hypothetical increases and decreases in market interest rates on our debt securities as of December 31, 2023:

	Fair value	Assumed change in interest rate	Estimated fair value after change in interest rate	Pre-tax increase (decrease) in carrying value
	($ in millions)
Debt securities	$5,290.3	300 bp decrease	$5,723.7	$433.4
		200 bp decrease	5,579.3	289.0
		100 bp decrease	5,434.8	144.5
		50 bp decrease	5,362.6	72.3
		50 bp increase	5,215.4	(74.9)
		100 bp increase	5,140.4	(149.9)
		200 bp increase	4,990.5	(299.8)
		300 bp increase	$4,840.6	$(449.7)
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
The following table summarizes the estimated effects of a hypothetical 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have had on the carrying value of our net assets as of December 31, 2023:

	10% increase	10% decrease
	($ in millions)
Australian Dollar to U.S. dollar	$(3.3)	$3.3
Swedish Krona to U.S. dollar	2.1	(2.1)
Euro to U.S. dollar	(1.0)	1.0
British Pound to U.S. dollar	(0.6)	0.6
Canadian Dollar to U.S. dollar	$(0.4)	$0.4
Other Long-term Investments Price Risk
The carrying values of our other long-term investments are at either fair value, using the equity method, net asset value, or management's cost less any impairment, which is based on fair value, as of the balance sheet date. The fair values of these investments are subject to fluctuations. These fluctuations could cause the amount realized upon sale or exercise of these instruments to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the investment or other market factors, including interest rates and foreign exchange. Assuming a hypothetical 10% and 30% increase or decrease in the value of our other long-term investments as of December 31, 2023, the carrying value of our other long-term investments would have increased or decreased by approximately $30.9 million and $92.6 million, pre-tax, respectively.
Investment in Related Party Investment Funds
The carrying values of our investments in Related Party Investment Funds are valued at fair value. We have elected the practical expedient for fair value for these investments which is estimated based on our share of the net asset value of the respective limited partnership, as provided by the independent fund administrator. Market prices of the underlying investment securities, in general, are subject to fluctuations. Assuming a hypothetical 10% and 30% increase or decrease in the value of our investments in related party investment funds as of December 31, 2023, the carrying value of these investments would have increased or decreased by approximately $10.6 million and $31.7 million, pre-tax, respectively.
Item 8. Financial Statements and Supplementary Data
See our consolidated financial statements and notes thereto and required financial statement schedules commencing on page F-1.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2023. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting is effective based on criteria in Internal Control - Integrated Framework (2013) issued by the COSO.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Remediation of Previously Disclosed Material Weakness
As previously disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2023, the Company identified a material weakness in our internal control over financial reporting. The Company identified that following a change in the financial reporting process in first quarter 2023, it did not have an adequate control in place to calculate and fully reconcile written and earned premiums. This material weakness resulted in the misstatement of our written and earned premiums for three and six months ended June 30, 2023.

To address the material weakness, we have designed and implemented additional controls and enhanced existing control activities over written, unearned and earned premiums, including (i) monitoring of relevant interfaces, (ii) reconciling balances from subledger to the general ledger, and (iii) recalculating written and unearned premiums.
Management has completed its documentation, testing and evaluation of the additional controls and enhanced control activities to existing controls and determined that, as of December 31, 2023, these additional controls and enhanced control activities have been appropriately designed and implemented, and have operated effectively for a sufficient period of time to conclude that the previously identified material weakness has been remediated.
Changes in Internal Control over Financial Reporting
As described in the “Remediation of Previously Disclosed Material Weakness” section above, there were changes to our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act during the most recent fiscal quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the year ended December 31, 2023, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
Part III
The following required information is incorporated by reference to our definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2023 pursuant to Regulation 14A:
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

4.16	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on May 7, 2021).
4.17	Side Letter with Series B Preference Shareholders (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2021).
4.18
Indenture, dated as of November 1, 2016, by and between Sirius International Group, Ltd. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4 filed by Sirius International Insurance Group, Ltd. on September 10, 2018).

4.19
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

4.21
Third Supplemental Indenture, dated as of May 27, 2021, by and among Sirius International Group, Ltd., SiriusPoint Ltd. and The Bank of New York Mellon, as trustee, in regards to the 4.600% Senior Notes due 2026 (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by SiriusPoint Ltd. on May 27, 2021).

4.22
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

4.23
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

10.1**	Form of Director Service Restricted Share Award Agreement (incorporated by reference to Exhibit 10.6.1 to the Company’s Annual Report on Form 10-K filed on February 28, 2014).
10.2**	Form of Employee Restricted Shares Agreement (incorporated by reference to Exhibit 10.6.6 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2019).
10.3**	Form of Nonqualified Share Option Agreement under the Share Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form S-1 filed on July 15, 2013).
10.4**	Form of Director Service Agreement (Adopted November 2013) (incorporated by reference to Exhibit 10.8.1 to the Company’s Annual Report on Form 10-K filed on February 28, 2014).
10.5**	Third Point Reinsurance Ltd. 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on February 24, 2017).
10.6**	Third Point Reinsurance Ltd. Annual Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on February 24, 2017).
10.7**	SiriusPoint Ltd. 2023 Omnibus Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 21, 2023).
10.7.1**	SiriusPoint Ltd. 2023 Omnibus Incentive Plan - Form of Director Restricted Shares Agreement.
10.7.2**	SiriusPoint Ltd. 2023 Omnibus Incentive Plan - Form of Employee Service Restricted Share Unit Agreement.
10.7.3**	SiriusPoint Ltd. 2023 Omnibus Incentive Plan - Form of Employee Performance Restricted Share Unit Agreement.
10.8
Trademark License Agreement between Third Point LLC and Third Point Reinsurance Ltd., dated as of December 22, 2011 (incorporated by reference to Exhibit 10.22 to the Company’s Form S-1 filed on July 15, 2013).

10.9†	Letter Agreement dated as of December 22, 2011 (incorporated by reference to Exhibit 10.26 to the Company’s Form S-1 filed on July 15, 2013).
10.10**
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.28 to Amendment No. 3 to the Registration Statement on Form S-1/A filed by Third Point Reinsurance Ltd. on August 5, 2013).

10.11*	Scott Egan Employment Agreement dated May 17, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 19, 2023).
10.12**
Employment Agreement between Third Point Reinsurance (USA) Ltd. and David E. Govrin dated as of March 22, 2017 (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed on February 28, 2020).

10.12.1**
Amendment No. 1 to Employment Agreement between Third Point Reinsurance (USA) Ltd. and David E. Govrin dated as of April 1, 2019 (incorporated by reference to Exhibit 10.41.1 to the Company’s Annual Report on Form 10-K filed on February 28, 2020).

10.12.2**
Amendment No. 2 to Employment Agreement between Third Point Reinsurance (USA) Ltd. and David E. Govrin dated as of May 10, 2019 (incorporated by reference to Exhibit 10.41.2 to the Company’s Annual Report on Form 10-K filed on February 28, 2020).

10.13
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

10.14.1	Amendment No. 2 to Credit Agreement, dated as of February 6, 2024 (incorporated by reference to Form 8-K filed on February 9 2024).
10.15**
Sirius International Insurance Group, Ltd. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Registration Statement on Form S-4 filed by Sirius International Insurance Group, Ltd. on October 11, 2018).

10.15.1**
Sirius International Insurance Group, Ltd. 2018 Omnibus Incentive Plan - Form of Restricted Share Unit Award, amending and restating the PSU Award granted on February 27, 2020 (incorporated by reference to Exhibit 10.9.3 to the Quarterly Report on Form 10-Q filed by Sirius International Insurance Group, Ltd. on November 9, 2020).

10.15.2**
Sirius International Insurance Group, Ltd. 2018 Omnibus Incentive Plan - Form of Special Restricted Share Unit Award Notice (incorporated by reference to Exhibit 10.9.4 to the Quarterly Report on Form 10-Q filed by Sirius International Insurance Group, Ltd. on November 9, 2020).

10.15.3**
Sirius International Insurance Group, Ltd. 2018 Omnibus Incentive Plan - Form of Special Restricted Share Unit Award Notice (incorporated by reference to Exhibit 10.9.5 to the Quarterly Report on Form 10-Q filed by Sirius International Insurance Group, Ltd. on November 9, 2020).

10.15.4**
Sirius International Insurance Group, Ltd. 2018 Omnibus Incentive Plan - Form of Special Restricted Share Unit Award Notice (incorporated by reference to Exhibit 10.9.6 to the Quarterly Report on Form 10-Q filed by Sirius International Insurance Group, Ltd. on November 9, 2020).

10.16**	Second Amended and Restated Director Compensation Policy (adopted November 7, 2023).
10.17**	Form of Director Restricted Shares Agreement (Special Award) (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).
10.18**	Form of Employee Restricted Shares Agreement (Sign-on Awards) (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).
10.19**	Form of Employee Service Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).
10.20**	Form of Employee Share Option Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).
10.21**	Form of Employee Service Restricted Shares Agreement (prior performance cycles) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2021).
10.22**	Form of Employee Service Restricted Share Unit Agreement (time vesting RSUs) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2021).
10.23**
Form of Employee Performance Restricted Share Unit Agreement (performance vesting RSUs) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2021).

10.24**	Amended and Restated SiriusPoint Ltd. 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2021).
10.25
Loss Portfolio Transfer Reinsurance Agreement by and among SiriusPoint America Insurance Company, SiriusPoint Bermuda Insurance Company Ltd. and Pallas Reinsurance Company Ltd. dated as of October 29, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2021).

10.26
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

10.27
Fourth Amended and Restated Exempted Limited Partnership Agreement of Third Point Enhanced LP, dated as of February 23, 2022, by and among Third Point Advisors L.L.C., SiriusPoint Ltd., SiriusPoint Bermuda Insurance Company Ltd. and Sirius Re Holdings, Inc (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed on March 1, 2022).

10.28
Amended and Restated Investment Management Agreement, dated as of February 23, 2022, by and between Third Point LLC, SiriusPoint Ltd., SiriusPoint America Insurance Company, SiriusPoint Bermuda Insurance Company Ltd. and SiriusPoint International Insurance Corporation (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed on March 1, 2022).

10.29**	Scott Egan Employment Letter, dated as of September 6, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 7, 2022).
10.30**	Stephen Yendall Employment Letter, dated as of October 7, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 12, 2022).
10.31**	David Govrin Employment Letter, dated as of October 31, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 2, 2022).
10.32**	Clawback Policy (adopted October 2, 2023 and amended January 2024).
10.33**	SiriusPoint Ltd. Form of Director Services Agreement.
10.34**	SiriusPoint Ltd. Form of Director Indemnification Agreement.
21.1	List of Subsidiaries as of December 31, 2023.
23.1	Consent of PricewaterhouseCoopers LLP
23.2	Third Point Enhanced LP Consent of Independent Auditors

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1±	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2±	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audited Financial Statements of Third Point Enhanced LP as of and for the year ended December 31, 2023
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

Item 16    10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Pembroke, Bermuda, on February 29, 2024.
                            SIRIUSPOINT LTD.
                            (Registrant)
By:    /s/ Scott Egan
Name: Scott Egan
Title:     Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen Yendall and Linda Lin, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Scott Egan	Chief Executive Officer (Principal Executive Officer) and Director	February 29, 2024
Scott Egan

/s/ Stephen Yendall	Chief Financial Officer (Principal Financial Officer)	February 29, 2024
Stephen Yendall

/s/ Anthony L. LeHan	Chief Accounting Officer (Principal Accounting Officer)	February 29, 2024
Anthony L. LeHan

/s/ Rafe de la Gueronniere	Director	February 29, 2024
Rafe de la Gueronniere

/s/ Daniel S. Loeb	Director	February 29, 2024
Daniel S. Loeb

/s/ Sharon M. Ludlow	Director	February 29, 2024
Sharon M. Ludlow

/s/ Mehdi A. Mahmud	Director	February 29, 2024
Mehdi A. Mahmud

/s/ Bronek Masojada	Director	February 29, 2024
Bronek Masojada

/s/ Franklin (Tad) Montross	Director	February 29, 2024
Franklin(Tad) Montross

/s/ Jason Robart	Director	February 29, 2024
Jason Robart

/s/ Peter Wei Han Tan	Director	February 29, 2024
Peter Wei Han Tan

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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of SiriusPoint Ltd.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of SiriusPoint Ltd. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income (loss), of comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedules listed in the index appearing on page F-1 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Valuation of Loss and Loss Adjustment Expense Reserves
As described in Notes 2 and 12 to the consolidated financial statements, the Company’s loss and loss adjustment expense reserves as of December 31, 2023 were $5,608.1 million. Loss and loss adjustment expense reserves are established by management based on actuarially determined estimates of ultimate loss and loss adjustment expenses. Inherent in the estimate of ultimate loss and loss adjustment expenses are expected trends in claim severity and frequency and other factors that may vary significantly as claims are settled. As disclosed by management, the uncertainties are primarily due to the lapse of time to receive the reporting of the claims and the ultimate settlement of the claims; the diversity of development patterns among different lines of business; and the reliance on cedents, managing general underwriters, and brokers for information regarding claims. Management applies judgment and uses several actuarial methods to perform the Company’s loss reserve analysis, which include the expected loss ratio method, paid and incurred loss development methods, and Bornhuetter-Ferguson paid and incurred loss methods. Use of these methods involves key assumptions, including expected loss ratios and paid and incurred loss development factors. Key to the projection of ultimate loss is the selection and weighting of the actuarial methods.
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
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of loss and loss adjustment expense reserves, including controls over the development of the significant assumptions. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in (i) developing an independent estimate for certain lines of business of the loss and loss adjustment expense reserves, and comparing this independent estimate to management’s actuarially determined reserves; and (ii) for certain lines of business, testing management’s process for estimating loss and loss adjustment expense reserves by evaluating the appropriateness of management’s actuarial reserving methods and the reasonableness of the significant assumptions. Developing an independent estimate and testing management’s process also involved testing the completeness and accuracy of data provided by management.

/s/ PricewaterhouseCoopers LLP
New York, New York

February 29, 2024

We have served as the Company’s auditor since 2021.

SIRIUSPOINT LTD.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2023 and 2022
(expressed in millions of U.S. dollars, except per share and share amounts)

	December 31, 2023	December 31, 2022
Assets
Debt securities, available for sale, at fair value, net of allowance for credit losses of $0.0 (2022 - $0.0) (cost - $4,754.6; 2022 - $2,678.1)	$4,755.4	$2,635.5
Debt securities, trading, at fair value (cost - $568.1; 2022 - $1,630.1)	534.9	1,526.0
Short-term investments, at fair value (cost - $370.8; 2022 - $984.5)	371.6	984.6
Investments in related party investment funds, at fair value	105.6	128.8
Other long-term investments, at fair value (cost - $367.2; 2022 - $392.0) (includes related party investments at fair value of $173.7 (2022 - $201.2))	308.5	377.2
Equity securities, trading, at fair value (cost - $1.9; 2022 - $1.8)	1.6	1.6
Total investments	6,077.6	5,653.7
Cash and cash equivalents	969.2	705.3
Restricted cash and cash equivalents	132.1	208.4
Redemption receivable from related party investment fund	3.0	18.5
Due from brokers	5.6	4.9
Interest and dividends receivable	42.3	26.7
Insurance and reinsurance balances receivable, net	1,966.3	1,876.9
Deferred acquisition costs, net	308.9	294.9
Unearned premiums ceded	449.2	348.8
Loss and loss adjustment expenses recoverable, net	2,295.1	1,376.2
Deferred tax asset	293.6	200.3
Intangible assets	152.7	163.8
Other assets	175.9	157.9
Total assets	$12,871.5	$11,036.3
Liabilities
Loss and loss adjustment expense reserves	$5,608.1	$5,268.7
Unearned premium reserves	1,627.3	1,521.1
Reinsurance balances payable	1,736.7	813.6
Deposit liabilities	134.4	140.5
Deferred gain on retroactive reinsurance	27.9	—
Debt	786.2	778.0
Securities sold, not yet purchased, at fair value	—	27.0
Securities sold under an agreement to repurchase	—	18.0
Due to brokers	6.2	—
Deferred tax liability	68.7	59.8
Liability-classified capital instruments	67.3	60.4
Accounts payable, accrued expenses and other liabilities	278.1	266.6
Total liabilities	10,340.9	8,953.7
Commitments and contingent liabilities
Shareholders’ equity
Series B preference shares (par value $0.10; authorized and issued: 8,000,000)	200.0	200.0
Common shares (issued and outstanding: 168,120,022; 2022 - 162,177,653)	16.8	16.2
Additional paid-in capital	1,693.0	1,641.3
Retained earnings	601.0	262.2
Accumulated other comprehensive income (loss), net of tax	3.1	(45.0)
Shareholders’ equity attributable to SiriusPoint shareholders	2,513.9	2,074.7
Noncontrolling interests	16.7	7.9
Total shareholders’ equity	2,530.6	2,082.6
Total liabilities, noncontrolling interests and shareholders’ equity	$12,871.5	$11,036.3

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
For the years ended December 31, 2023, 2022 and 2021
(expressed in millions of U.S. dollars, except per share and share amounts)

	2023	2022	2021
Revenues
Net premiums earned	$2,426.2	$2,318.1	$1,717.0
Net investment income	283.7	113.3	25.4
Net realized and unrealized investment losses	(10.0)	(225.5)	(16.9)
Net realized and unrealized investment gains (losses) from related party investment funds	(1.0)	(210.5)	304.0
Net investment income and net realized and unrealized investment gains (losses)	272.7	(322.7)	312.5
Other revenues	38.4	110.2	151.2
Total revenues	2,737.3	2,105.6	2,180.7
Expenses
Loss and loss adjustment expenses incurred, net	1,381.3	1,588.4	1,326.5
Acquisition costs, net	472.7	461.9	387.8
Other underwriting expenses	196.3	184.5	158.8
Net corporate and other expenses	258.2	312.8	266.6
Intangible asset amortization	11.1	8.1	5.9
Interest expense	64.1	38.6	34.0
Foreign exchange (gains) losses	34.9	(66.0)	(44.0)
Total expenses	2,418.6	2,528.3	2,135.6
Income (loss) before income tax benefit	318.7	(422.7)	45.1
Income tax benefit	45.0	36.7	10.7
Net income (loss)	363.7	(386.0)	55.8
Net (income) loss attributable to noncontrolling interests	(8.9)	(0.8)	2.3
Net income (loss) available to SiriusPoint	354.8	(386.8)	58.1
Dividends on Series B preference shares	(16.0)	(16.0)	(13.5)
Net income (loss) available to SiriusPoint common shareholders	$338.8	$(402.8)	$44.6
Earnings (loss) per share available to SiriusPoint common shareholders
Basic earnings (loss) per share available to SiriusPoint common shareholders	$1.93	$(2.51)	$0.28
Diluted earnings (loss) per share available to SiriusPoint common shareholders	$1.85	$(2.51)	$0.27
Weighted average number of common shares used in the determination of earnings (loss) per share
Basic	163,341,448	160,228,588	148,667,770
Diluted	169,607,348	160,228,588	150,156,466

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31, 2023, 2022 and 2021
(expressed in millions of U.S. dollars)

	2023	2022	2021
Comprehensive income (loss)
Net income (loss)	$363.7	$(386.0)	$55.8
Other comprehensive income (loss), net of tax
Change in foreign currency translation	1.1	(5.0)	(0.2)
Unrealized gains (losses) from debt securities held as available for sale investments	38.9	(42.5)	—
Reclassifications from accumulated other comprehensive income (loss)	8.1	2.7	—
Total other comprehensive income (loss)	48.1	(44.8)	(0.2)
Comprehensive income (loss)	411.8	(430.8)	55.6
Net (income) loss attributable to noncontrolling interests	(8.9)	(0.8)	2.3
Comprehensive income (loss) available to SiriusPoint	$402.9	$(431.6)	$57.9
The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2023, 2022 and 2021
(expressed in millions of U.S. dollars)

	2023	2022	2021
Series B preference shares
Balance, beginning of period	$200.0	$200.0	$—
Issuance of preference shares, net	—	—	200.0
Balance, end of period	200.0	200.0	200.0
Common shares
Balance, beginning of period	16.2	16.2	9.6
Issuance of common shares, net	0.2	0.1	0.2
Issuance of common shares for Sirius Group acquisition	—	—	5.8
Issuance of common shares to related party	—	—	0.6
Exercise of options and warrants	0.4	—	—
Common shares repurchased and retired	—	(0.1)	—
Balance, end of period	16.8	16.2	16.2
Additional paid-in capital
Balance, beginning of period	1,641.3	1,622.7	933.9
Issuance of common shares, net	—	—	2.8
Acquisition of Sirius Group	—	—	589.7
Issuance of common shares to related party	—	—	48.0
Share compensation	9.9	23.5	48.3
Exercise of options and warrants	41.8	—	—
Common shares repurchased and retired	—	(4.9)	—
Balance, end of period	1,693.0	1,641.3	1,622.7
Retained earnings
Balance, beginning of period	262.2	665.0	620.4
Net income (loss)	363.7	(386.0)	55.8
Net (income) loss attributable to noncontrolling interests	(8.9)	(0.8)	2.3
Dividends on preference shares	(16.0)	(16.0)	(13.5)
Balance, end of period	601.0	262.2	665.0
Accumulated other comprehensive income (loss), net of tax
Balance, beginning of period	(45.0)	(0.2)	—
Net change in foreign currency translation adjustment
Balance, beginning of period	(5.2)	(0.2)	—
Net change in foreign currency translation adjustment	1.1	(5.0)	(0.2)
Balance, end of period	(4.1)	(5.2)	(0.2)
Unrealized gains (losses) from debt securities held as available for sale investments
Balance, beginning of period	(39.8)	—	—
Unrealized gains (losses) from debt securities held as available for sale investments	38.9	(42.5)	—
Reclassifications from accumulated other comprehensive income	8.1	2.7	—
Balance, end of period	7.2	(39.8)	—
Balance, end of period	3.1	(45.0)	(0.2)
Shareholders’ equity attributable to SiriusPoint shareholders	2,513.9	2,074.7	2,503.7
Noncontrolling interests	16.7	7.9	(0.4)
Total shareholders’ equity	$2,530.6	$2,082.6	$2,503.3
The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2023, 2022 and 2021
(expressed in millions of U.S. dollars)

	2023	2022	2021
Operating activities
Net income (loss)	$363.7	$(386.0)	$55.8
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share compensation	21.4	30.5	11.4
Net realized and unrealized loss on investments and derivatives	5.9	207.6	3.0
Net realized and unrealized (gain) loss on investment in related party investment funds	1.0	210.5	(304.0)
Other revenues	59.4	(27.4)	(100.1)
Gain from sale of consolidated subsidiary	—	—	(5.8)
Amortization of premium and accretion of discount, net	(67.1)	(17.2)	9.5
Amortization of intangible assets	11.1	8.1	5.9
Other items, net	23.7	(28.0)	(16.5)
Changes in assets and liabilities:
Insurance and reinsurance balances receivable, net	(84.3)	(164.7)	(48.3)
Deferred acquisition costs, net	(14.0)	(76.1)	(2.3)
Unearned premiums ceded	(100.4)	(106.0)	(33.3)
Loss and loss adjustment expenses recoverable, net	(918.9)	(160.9)	(390.2)
Deferred tax asset/liability	(84.4)	(53.9)	(44.8)
Other assets	(28.8)	(36.9)	34.8
Interest and dividends receivable	(15.6)	(18.4)	0.6
Loss and loss adjustment expense reserves	339.4	427.3	614.8
Unearned premium reserves	106.2	322.7	13.6
Deferred gain on retroactive reinsurance	27.9	—	—
Reinsurance balances payable	923.6	125.3	223.0
Accounts payable, accrued expenses and other liabilities	11.5	36.8	(25.5)
Net cash provided by operating activities	581.3	293.3	1.6
Investing activities
Purchases of investments	(4,966.1)	(6,161.3)	(3,409.6)
Proceeds from sales and maturities of investments	4,590.7	4,110.7	2,687.9
Proceeds from redemptions from related party investment funds	37.7	741.8	200.0
Change in due to/from brokers, net	5.5	4.5	77.9
Acquisition of Sirius Group, net (cash and restricted cash acquired of $740.3)	—	—	631.9
Proceeds from sale of consolidated subsidiary, net of cash sold	—	—	20.5
Net cash provided by (used in) investing activities	(332.2)	(1,304.3)	208.6
Financing activities
Proceeds from issuance of SiriusPoint common shares, net of costs	—	—	50.8
Taxes paid on withholding shares	(11.5)	(7.1)	(0.5)
Proceeds from (repayment of) loans under an agreement to repurchase	(18.0)	17.6	—
Cash dividends paid to preference shareholders	(16.0)	(16.0)	(12.2)
Settlement of Contingent Value Rights	(38.5)	—	—
Net proceeds from exercise of options and warrants	27.8	—	—
Net payments on deposit liability contracts	(6.1)	(14.0)	(14.0)
Purchases of SiriusPoint common shares under share repurchase program	—	(5.0)	—
Change in total noncontrolling interests, net	0.8	0.8	0.2
Net cash provided by (used in) financing activities	(61.5)	(23.7)	24.3
Net increase (decrease) in cash, cash equivalents and restricted cash	187.6	(1,034.7)	234.5
Cash, cash equivalents and restricted cash at beginning of year	913.7	1,948.4	1,713.9
Cash, cash equivalents and restricted cash at end of year	$1,101.3	$913.7	$1,948.4
Supplementary information
Interest paid in cash	$46.1	$39.2	$39.3
Income taxes paid (received) in cash	$49.6	$(2.2)	$14.7

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
Premium revenue recognition
The Company recognizes premiums written ratably over the term of the related insurance policy or reinsurance treaty consistent with the timing of when the ceding company has recognized the written premiums. Premiums written include amounts reported by brokers and ceding companies, supplemented by the Company's own estimates of premiums where reports have not been received. The determination of premium estimates requires a review of the Company's experience with the ceding companies, managing general underwriters, familiarity with each market, the timing of the reported information, an analysis and understanding of the characteristics of each class of business and management's judgment of the impact of various factors, including premium or loss trends, on the volume of business written and ceded to the Company. On an ongoing basis, the Company's underwriters review the amounts reported by these third parties for reasonableness based on their experience and knowledge of the subject class of business, taking into account the Company's historical experience with the brokers or ceding companies. Changes in premium estimates are expected and may result in adjustments in any reporting period. Any subsequent adjustments arising on such estimates are recorded in the period in which they are determined.
Unearned premiums represent the portion of premiums written that relate to the remaining term of the underlying policies in force.

Reinsurance premiums ceded
The Company reduces the risk of losses on business written by reinsuring certain risks and exposures with other reinsurers. The Company remains liable to the extent that any reinsurer fails to meet its obligations and to the extent that the Company does not hold sufficient security for their unpaid obligations. Ceded premiums are written during the period in which the risks incept and are earned over the contract period in proportion to the period of risk covered. Unearned premiums ceded consist of the unexpired portion of insurance and reinsurance ceded.
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
Funds held under reinsurance treaties represent contractual payments due from the Company that have been retained to secure such obligations. These amounts are included in reinsurance balances payable on the consolidated balance sheets, and the associated interest is included in interest expense on the consolidated income statement.
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

The Company evaluates the recoverability of deferred acquisition costs by determining if the sum of expected loss and loss adjustment expenses, expected dividends to policyholders, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums and anticipated investment income. If a loss is probable on the unexpired portion of contracts in force, a premium deficiency loss is recognized. As of December 31, 2023, deferred acquisition costs are considered to be fully recoverable and no premium deficiency has been recorded.
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
Deposit liabilities
Certain contracts do not transfer sufficient insurance risk to be deemed reinsurance contracts and are accounted for using the deposit method of accounting. Management exercises judgment in determining whether contracts transfer sufficient risk to be accounted for as reinsurance contracts. Using the deposit method of accounting, a deposit liability, rather than written premium, is initially recorded based upon the consideration received less any explicitly identified premiums or fees. In subsequent periods, the deposit liability is adjusted by calculating the effective yield on the deposit to reflect actual payments to date and future expected payments. In some cases, the effective yield on the contract may be negative, which will result in the recognition of other income. Fixed interest credits on deposit accounted contracts are included in interest expense in the consolidated statements of net income (loss).
Service Fee Revenues
The Company’s consolidated MGA subsidiaries underwrite insurance products on behalf of the Company and third-party insurers. The Company earns commissions and fees associated with these policies which are recognized in Other Revenues. Generally, the performance obligation associated with these contracts is the placement of the policy, which is met on the effective date at which point the associated commission revenue is recognized in accordance with Accounting Standards Codification 606, Revenues from Contracts with Customers.
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
Other long-term investments
Other long-term investments consist primarily of hedge funds, private equity funds, and strategic investments. The fair values of hedge funds and private equity funds that produce net asset value (“NAV”) are generally recorded based upon the Company's proportionate interest in the underlying fund's NAV, which is deemed to approximate fair value or the equity method where applicable. In addition, due to a lag in reporting, some of the fund managers, fund administrators or both, are unable to provide final fund valuations as of the Company's reporting date. In these circumstances and where the fair value option is elected, the Company uses all credible information available to estimate fair value. This includes utilizing preliminary estimates reported by its fund managers and using information that is available to the Company with respect to the underlying investments, as necessary. The changes in fair value are reported in pre-tax revenues in net realized and unrealized investment losses. Actual final fund valuations may differ from the Company's estimates and these differences are recorded in the period they become known as a change in estimates.
Other long-term investments include certain strategic investments that are carried at fair value, using the equity method or the cost adjusted for market observable events less impairment method. For strategic investments carried at fair value, management uses commonly accepted valuation methods (i.e., income approach, market approach). Where appropriate to utilize equity method, the Company recognizes its share of the investees’ income in net realized and unrealized investment losses. Where criteria to be accounted for under the equity method is not met, we have elected to value our strategic investments at the cost adjusted for market observable events less impairment method, a measurement alternative in which the investment is measured at cost and remeasured to fair value when determined to be impaired or upon observable transactions prices becoming available. See Note 9 for additional information.
Investments in related party investment funds
The Company invests in Third Point Enhanced LP (“TP Enhanced Fund”), Third Point Venture Offshore Fund I LP (“TP Venture Fund”) and Third Point Venture Offshore Fund II LP (“TP Venture Fund II”), (collectively, the “Related Party Investment Funds”), which are related party investment funds. The Company’s investments in the funds are stated at their fair value, that generally represents the Company’s proportionate interest in the funds as reported by the fund based on the NAV provided by the fund administrator. Increases or decreases in such fair value are recorded within net realized and unrealized investment gains (losses) from related party investment funds in the Company’s consolidated statements of income (loss). The Company records contributions and withdrawals related to its investments in the funds on the transaction date.
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

Share-based compensation
The Company accounts for its share-based compensation transactions using the fair value of the award at the grant date and accounts for forfeitures when they occur. Determining the fair value of share purchase options at the grant date requires estimation and judgment. The Company uses an option-pricing model (Black-Scholes) to calculate the fair value of share purchase options and used simplified method to develop the estimate of expected term, where appropriate.
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
Other underwriting expenses
Other underwriting expenses primarily consist of general and administrative expenses and other operating income and expenses associated with underwriting activities, including salaries, benefits, information technology, and other costs.
Net corporate and other expenses
Net corporate and other expenses include services expenses, costs associated with operating as a publicly-traded company, non-underwriting activities, including service fee expenses from our MGA subsidiaries, and current expected credit losses (“CECL”) from our insurance and reinsurance balances receivable and loss and loss adjustment expenses recoverable, corporate insurance costs, and severance charges.
Foreign currency exchange
The U.S. dollar is the functional currency for the Company’s businesses except for the Canadian reinsurance operations of SiriusPoint America Insurance Company. The Company invests in securities denominated in foreign currencies. Assets and liabilities recorded in these foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date, and revenues and expenses are translated using the average exchange rates for the period. Net foreign exchange gains and losses arising from the translation of functional currencies are reported in shareholders’ equity, in accumulated other comprehensive income (loss). As of December 31, 2023, the Company had net unrealized foreign currency translation losses of $4.1 million recorded in accumulated other comprehensive income (loss) on its consolidated balance sheet (December 31, 2022 - $5.2 million).
For transactions denominated in currencies other than functional currency, the resulting exchange gains and losses are reported as a component of net income (loss) in the period in which they arise within net realized and unrealized investment gains (losses) and net foreign exchange gains (losses).
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
The Company records the total effect of changes in tax laws or rates on deferred tax balances as a component of the income taxes related to continuing operations for the period in which the law is enacted.
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
A VIE is a legal entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support or is structured such that equity investors lack the ability to make significant decisions relating to the entity’s operations through voting rights or do not substantively participate in the gains and losses of the entity. Consolidation of a VIE by its primary beneficiary is not based on majority voting interest, but is based on other criteria discussed below.
VIEs are consolidated by the primary beneficiary, that being the investor that has the power to direct the activities of the VIE and that will absorb a portion of the VIE’s expected losses or residual returns that could potentially be significant to the VIE. For VIEs the Company determines it has a variable interest in, it determines whether it is the primary beneficiary of a VIE by performing an analysis that principally considers: (i) the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders; (ii) the VIE’s capital structure; (iii) the terms between the VIE and its variable interest holders and other parties involved with the VIE; (iv) which variable interest holders have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; (v) which variable interest holders have the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE; and (vi) related party relationships. The Company reassesses its initial determination of whether the Company is the primary beneficiary of a VIE upon changes in facts and circumstances that could potentially alter the Company’s assessment.
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
Earnings per share
Basic earnings per share is based on the weighted average number of common shares and participating securities outstanding during the period. The weighted average number of common shares excludes any dilutive effect of outstanding warrants, options and unvested restricted shares. Diluted earnings per share is based on the weighted average number of common shares and participating securities outstanding and includes any dilutive effects of warrants, options, and unvested restricted shares under share plans and are determined using the treasury stock method. U.S. GAAP requires that unvested share awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”), be treated in the same manner as outstanding shares for earnings per share calculations. The Company treats certain of its unvested restricted shares as participating securities. In the event of a net loss, all participating securities, outstanding warrants, options and restricted shares are excluded from both basic and diluted loss per share since their inclusion would be anti-dilutive.
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
In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). The amendment clarifies or improves the disclosure or presentation requirements of a variety of Topics in the Codification to allows users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the SEC’s requirements. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity. This new pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendment improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. This new pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-09, Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendment enhances the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024. This new pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.
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
We recognized a bargain purchase gain of $50.4 million, which represents the excess of the fair value of the underlying net assets acquired and liabilities assumed over the purchase price. The gain from bargain purchase is included in other revenues in the consolidated statements of income (loss) for the twelve months ended December 31, 2021. The bargain purchase determination is consistent with the fact that Sirius Group’s shares traded at a discount to book value and the need for Sirius Group to quickly diversify its ownership base.
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
During the year ended December 31, 2023, the Company did not declare or pay dividends to Series A preference shareholders.
Series A preference shares are recorded at fair value in the liability-classified capital instruments line of the consolidated balance sheets. During the year ended December 31, 2023, the Company recorded a gain (loss) of $(35.8) million (2022 - $18.6 million and 2021 - $20.4 million) from the change in fair value of the Series A preference shares. As of December 31, 2023, the estimated fair value of the Series A preference shares is $37.6 million (December 31, 2022 - $1.8 million).
Merger Warrants
On February 26, 2021, the Company issued certain warrants with respect to the consideration price of the Sirius Group acquisition (the “Merger Warrants”). As of December 31, 2023, the Company had reserved for issuance common shares underlying warrants to purchase, in the aggregate, up to 21,009,324 common shares, to previous Sirius Group common shareholders. Each Merger Warrant permits the holder thereof to purchase one common share for $11.00, subject to adjustment as set forth in the Warrant Agreement. The Merger Warrants expire on February 26, 2026.
The Merger warrants are recorded at fair value in the liability-classified capital instruments line of the consolidated balance sheets. During the year ended December 31, 2023, the Company recorded a gain (loss) of $(15.0) million (2022 - $17.8 million and 2021 - $20.9 million) from the change in fair value of the Merger warrants. As of December 31, 2023, the estimated fair value of the Merger warrants is $29.7 million (December 31, 2022 - $14.7 million).

Sirius Group Private Warrants
On February 26, 2021, the Company entered into an assumption agreement pursuant to which the Company agreed to assume all of the warrants issued on November 5, 2018 and November 28, 2018 (the “Private Warrants”) by Sirius Group to certain counterparties. The 5,418,434 Private Warrants issued were all exercised before their maturity on November 5, 2023.
During the years ended December 31, 2022 and 2021, the Company recorded a gain (loss) of $(1.7) million and $4.1 million, respectively, from the change in fair value of the Private Warrants. As of December 31, 2022, the estimated fair value of the Private Warrants was $4.9 million.
Sirius Group Public Warrants
Under the merger agreement between Sirius Group and Easterly Acquisition Corporation, each of Easterly’s existing issued and outstanding public warrants was converted into a warrant exercisable for Sirius Group common shares (“Sirius Group Public Warrants”). The Sirius Group Public Warrants expired without exercise on October 27, 2023.
During the years ended December 31, 2022 and 2021, the Company recorded gains of $1.1 million and $1.5 million, respectively, from the change in fair value of the Sirius Group Public Warrants. As of December 31, 2022, the Sirius Group Public Warrants had no estimated fair value.
Upside Rights
On February 26, 2021, the Company issued Upside Rights with respect to the consideration price of the Sirius Group acquisition. The Upside Rights expired without any value on February 26, 2022.
During the year ended December 31, 2021, the Company recorded a gain of $6.5 million from the change in fair value of the Upside Rights. As of December 31, 2021, the Upside Rights had no estimated fair value.
Contingent Value Rights
On February 26, 2021, the Company entered into a contingent value rights agreement with respect to the consideration price of the Sirius Group acquisition. The contingent value rights (“CVRs”) became publicly traded on the OTCQX Best Market during the quarter ended June 30, 2021. The CVRs matured on February 26, 2023 and were settled for $38.5 million.
During the years ended December 31, 2022 and 2021, the Company recorded losses of $8.4 million and $3.6 million, respectively, from the change in fair value of the CVRs. As of December 31, 2022, the fair value of the CVRs was $39.0 million.

Identifiable intangible assets associated with the acquisition consisted of the following and are included in intangible assets on the Company’s consolidated balance sheets as of December 31, 2023 and 2022:

	Economic Useful Life	Gross balance at February 26, 2021	Accumulated amortization and dispositions	Net balance at December 31, 2023
Distribution relationships	17 years	$75.0	$(7.4)	$67.6
MGA relationships	13 years	34.0	(13.4)	20.6
Lloyd’s Capacity - Syndicate 1945	Indefinite	41.8	—	41.8
Insurance licenses	Indefinite	7.0	(1.0)	6.0
Trade name	16 years	16.0	(1.5)	14.5
Internally developed computer software	5 years	5.0	(2.8)	2.2
Identifiable intangible assets (1)		$178.8	$(26.1)	$152.7

	Economic Useful Life	Gross balance at February 26, 2021	Accumulated amortization and dispositions	Net balance at December 31, 2022
Distribution relationships	17 years	$75.0	$(1.9)	$73.1
MGA relationships	13 years	34.0	(9.4)	24.6
Lloyd’s Capacity - Syndicate 1945	Indefinite	41.8	—	41.8
Insurance licenses	Indefinite	7.0	(1.0)	6.0
Trade name	16 years	16.0	(0.8)	15.2
Internally developed computer software	5 years	5.0	(1.9)	3.1
Identifiable intangible assets (1)		$178.8	$(15.0)	$163.8
(1)No impairments were recorded in the years ended December 31, 2023 and 2022.

The estimated remaining amortization expense for the Company's intangible assets with finite lives is as follows:

2024	$12.0
2025	11.4
2026	9.9
2027	9.1
2028 and thereafter	62.5
Total remaining amortization expense	$104.9
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
Supplemental Pro Forma Information
The following table presents unaudited pro forma consolidated financial information for the year ended December 31, 2021 and 2020, and assumes the acquisition of Sirius Group occurred on January 1, 2020. The unaudited pro forma consolidated financial information is provided for informational purposes only and is not necessarily, and should not be assumed to be, an indication of the results that would have been achieved had the transaction been completed as of January 1, 2020 or that may be achieved in the future.

	2021	2020
Total revenues	$2,343.9	$2,613.6
Net income (loss)	$60.7	$(268.4)
4. Significant transactions
SiriusPoint International Loss Portfolio Transfer
On March 2, 2023, the Company agreed, subject to applicable regulatory approvals and other closing conditions, to enter into a loss portfolio transfer transaction (“2023 LPT”), on a funds withheld basis, with Pallas Reinsurance Company Ltd., a subsidiary of the Compre Group, an insurance and reinsurance legacy specialist. The transaction covered loss reserves ceded initially estimated at $1.3 billion as of the valuation date of September 30, 2022, which were reduced to $905.6 million as of June 30, 2023 at closing, as a result of paid losses and favorable prior accident year reserve development recognized during the interim period. As of December 31, 2023, the Company recorded funds held payable of $763.3 million in Reinsurance balances payable and reinsurance recoverable of $786.2 million, and the Company’s estimate of deferred gain is $27.9 million. The 2023 LPT comprises several classes of business from 2021 and prior underwriting years. The aggregate limit under the 2023 LPT is 130% of roll forward reserves at the inception of the contract.
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
Reinsurance
In the Reinsurance segment, the Company provides reinsurance products to insurance and reinsurance companies, government entities, and other risk bearing vehicles on a treaty or facultative basis. For reinsurance assumed, the Company participates in the reinsurance market with a global focus through the broker market distribution channel. The Company primarily writes treaty reinsurance, on both a proportional and excess of loss basis, and provide facultative reinsurance in some of its business lines. In the United States and Bermuda, the Company’s core focus is on distribution, risk and clients located in North America, while our international operation is focused primarily on distribution, risks and clients located in Europe.
The Reinsurance segment predominantly underwrites Casualty, Property and Specialty lines of business on a worldwide basis.
Casualty – the Company provides reinsurance to casualty insurers who underwrite a diverse range of casualty classes. The Company works with clients all over the world, including multi-national, nationwide and regional carriers, as well as risk retention groups and captives. The Company also partners with managing general agents (“MGAs”) and sponsor cover holders. The Company’s underwriting focus is on proportional transactions covering all major commercial casualty lines, as well professional liability with an emphasis on specialty niche classes of business, including personal lines.
Property – the Company works with leading global brokers as well as large national writers and regional companies. Underwriting is focused on providing critical catastrophe protection and worldwide coverage for natural perils, underwriting residential, commercial, and industrial risks in the United States, Europe and Asia. The Company’s property reinsurance offering includes: property catastrophe protection, risk excess of loss, cannabis - pro rata, building risk and structured property specifically in the United States. In 2023, as a part of its International Reorganization, the Company significantly reduced its in international property catastrophe premiums written, with reinsurance protection purchased at similar costs but with lower attachment points to further protect the balance sheet.
Specialty - SiriusPoint’s business encompasses a broad range of worldwide reinsurance coverages, including proportional and excess of loss, treaty and facultative. Specialty business lines in the Reinsurance segment include Aviation & Space, Marine & Energy and Credit.
Insurance & Services
Through the Insurance & Services segment, the Company underwrites primary insurance in a number of sectors. The Insurance & Services segment includes Accident & Health, Casualty, and Specialty.
Accident and Health (“A&H”) – the Company provides flexible insurance products to meet the risk management needs of diverse populations in select markets. This includes employer groups, associations, affinity groups, higher education and other niche markets. The Company also owns 100% of IMG and Armada, who receive fees for services provided within Insurance & Services and to third parties. IMG offers a full line of international medical insurance products, trip cancellation programs, medical management services and 24/7 emergency medical and travel assistance. Armada operates as a supplemental medical insurance MGA.
Property & Casualty - the Company is a leading carrier for program administrators and managing general agents. The majority of its insurance business is written through partners in the property and casualty space, covering professional liability, workers’ compensation, and commercial auto lines in Bermuda, London, Europe, North America and round the world.
Specialty - SiriusPoint’s business encompasses a broad range of worldwide insurance coverages. Specialty business lines in the Insurance & Services segment include Aviation & Space, Marine & Energy, Credit and Mortgage.
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
Management uses segment income (loss) as the primary basis for assessing segment performance. Segment income (loss) is comprised of two components, underwriting income (loss) and net services income (loss). The Company calculates underwriting income (loss) by subtracting loss and loss adjustment expenses incurred, net, acquisition costs, net, and other underwriting expenses from net premiums earned. Net services income (loss) consists of services revenues (fee for service revenues), services expenses and services non-controlling (income) loss. This definition of segment income (loss) aligns with how business performance is managed and monitored. We continue to evaluate our segments as our business evolves and may further refine our segments and segment income (loss) measures. Certain items are presented in a different manner for segment reporting purposes than in the consolidated statements of income (loss). These items are reconciled to the consolidated presentation in the segment measure reclass column below. Included in Insurance & Services segment income (loss) are services noncontrolling loss (income) attributable to minority shareholders on non-wholly-owned subsidiaries. In addition, services revenues and services expenses are reconciled to other revenues and net corporate and other expenses, respectively.
Segment results are shown prior to corporate eliminations. Corporate eliminations are included in the elimination column below as necessary to reconcile to underwriting income (loss), net services income (loss), and segment income (loss) to the consolidated statements of income (loss).

Corporate includes the results of all runoff business, which represents certain classes of business that we no longer actively underwrite, including the effect of the Restructuring Plan and certain reinsurance contracts that have interest crediting features. Corporate results also include asbestos and environmental and other latent liability exposures on a gross basis, which have mostly been ceded. In addition, revenue and expenses managed at the corporate level, including realized gains and losses, other investment income, including gains (losses) from strategic investments, net realized and unrealized investment gains (losses) from related party investment funds, non services-related other revenues, non services-related net corporate and other expenses, intangible asset amortization, interest expense, foreign exchange (gains) losses and income tax (expense) benefit are reported within Corporate. The CEO does not manage segment results or allocate resources to segments when considering these items and they are therefore excluded from our definition of segment income (loss).
The following is a summary of the Company’s operating segment results for the years ended December 31, 2023, 2022 and 2021:

	2023
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
Gross premiums written	$1,271.0	$2,039.7	$3,310.7	$—	$116.7	$—	$3,427.4
Net premiums written	1,061.0	1,282.7	2,343.7	—	94.2	—	2,437.9
Net premiums earned	1,031.4	1,249.2	2,280.6	—	145.6	—	2,426.2
Loss and loss adjustment expenses incurred, net	490.3	815.4	1,305.7	(5.4)	81.0	—	1,381.3
Acquisition costs, net	252.2	295.5	547.7	(137.2)	62.2	—	472.7
Other underwriting expenses	82.7	94.3	177.0	—	19.3	—	196.3
Underwriting income (loss)	206.2	44.0	250.2	142.6	(16.9)	—	375.9
Services revenues	(1.1)	238.6	237.5	(149.6)	—	(87.9)	—
Services expenses	—	187.8	187.8	—	—	(187.8)	—
Net services fee income (loss)	(1.1)	50.8	49.7	(149.6)	—	99.9	—
Services noncontrolling income	—	(8.5)	(8.5)	—	—	8.5	—
Net services income (loss)	(1.1)	42.3	41.2	(149.6)	—	108.4	—
Segment income (loss)	205.1	86.3	291.4	(7.0)	(16.9)	108.4	375.9
Net investment income					283.7	—	283.7
Net realized and unrealized investment losses					(10.0)	—	(10.0)
Net realized and unrealized investment losses from related party investment funds					(1.0)	—	(1.0)
Other revenues					(49.5)	87.9	38.4
Net corporate and other expenses					(70.4)	(187.8)	(258.2)
Intangible asset amortization					(11.1)	—	(11.1)
Interest expense					(64.1)	—	(64.1)
Foreign exchange losses					(34.9)	—	(34.9)
Income before income tax benefit	$205.1	$86.3	291.4	(7.0)	25.8	8.5	318.7
Income tax benefit			—	—	45.0	—	45.0
Net income			291.4	(7.0)	70.8	8.5	363.7
Net income attributable to noncontrolling interests			—	—	(0.4)	(8.5)	(8.9)
Net income available to SiriusPoint			$291.4	$(7.0)	$70.4	$—	$354.8

Underwriting Ratios: (1)
Loss ratio	47.5%	65.3%	57.3%				56.9%
Acquisition cost ratio	24.5%	23.7%	24.0%				19.5%
Other underwriting expenses ratio	8.0%	7.5%	7.8%				8.1%
Combined ratio	80.0%	96.5%	89.1%				84.5%
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

	2022
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
Gross premiums written	$1,521.4	$1,884.2	$3,405.6	$—	$4.1	$—	$3,409.7
Net premiums written	1,199.6	1,346.0	2,545.6	—	3.6	—	2,549.2
Net premiums earned	1,213.1	1,086.8	2,299.9	—	18.2	—	2,318.1
Loss and loss adjustment expenses incurred, net	855.9	718.7	1,574.6	(5.2)	19.0	—	1,588.4
Acquisition costs, net	310.3	273.2	583.5	(118.6)	(3.0)	—	461.9
Other underwriting expenses	113.8	62.8	176.6	—	7.9	—	184.5
Underwriting income (loss)	(66.9)	32.1	(34.8)	123.8	(5.7)	—	83.3
Services revenues	(0.2)	215.7	215.5	(133.4)	—	(82.1)	—
Services expenses	—	179.2	179.2	—	—	(179.2)	—
Net services fee income (loss)	(0.2)	36.5	36.3	(133.4)	—	97.1	—
Services noncontrolling loss	—	1.1	1.1	—	—	(1.1)	—
Net services income (loss)	(0.2)	37.6	37.4	(133.4)	—	96.0	—
Segment income (loss)	(67.1)	69.7	2.6	(9.6)	(5.7)	96.0	83.3
Net investment income					113.3	—	113.3
Net realized and unrealized investment losses					(225.5)	—	(225.5)
Net realized and unrealized investment losses from related party investment funds					(210.5)	—	(210.5)
Other revenues					28.1	82.1	110.2
Net corporate and other expenses					(133.6)	(179.2)	(312.8)
Intangible asset amortization					(8.1)	—	(8.1)
Interest expense					(38.6)	—	(38.6)
Foreign exchange gains					66.0	—	66.0
Income (loss) before income tax benefit	$(67.1)	$69.7	2.6	(9.6)	(414.6)	(1.1)	(422.7)
Income tax benefit			—	—	36.7	—	36.7
Net income (loss)			2.6	(9.6)	(377.9)	(1.1)	(386.0)
Net income attributable to noncontrolling interests			—	—	(1.9)	1.1	(0.8)
Net income (loss) available to SiriusPoint			$2.6	$(9.6)	$(379.8)	$—	$(386.8)

Underwriting Ratios: (1)
Loss ratio	70.6%	66.1%	68.5%				68.5%
Acquisition cost ratio	25.6%	25.1%	25.4%				19.9%
Other underwriting expenses ratio	9.4%	5.8%	7.7%				8.0%
Combined ratio	105.6%	97.0%	101.6%				96.4%
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

	2021
	Reinsurance	Insurance & Services	Core	Eliminations(2)	Corporate	Segment Measure Reclass	Total
Gross premiums written	$1,350.4	$897.9	$2,248.3	$—	$(11.8)	$—	$2,236.5
Net premiums written	1,124.9	652.8	1,777.7	—	(43.5)	—	1,734.2
Net premiums earned	1,210.9	522.8	1,733.7	—	(16.7)	—	1,717.0
Loss and loss adjustment expenses incurred, net	989.4	320.6	1,310.0	(2.6)	19.1	—	1,326.5
Acquisition costs, net	302.7	149.7	452.4	(67.6)	3.0	—	387.8
Other underwriting expenses	105.5	29.2	134.7	—	24.1	—	158.8
Underwriting income (loss)	(186.7)	23.3	(163.4)	70.2	(62.9)	—	(156.1)
Services revenue	—	133.7	133.7	(82.6)	—	(51.1)	—
Services expenses	—	120.5	120.5	—	—	(120.5)	—
Net services fee income	—	13.2	13.2	(82.6)	—	69.4	—
Services noncontrolling loss	—	2.3	2.3	—	—	(2.3)	—
Net services income	—	15.5	15.5	(82.6)	—	67.1	—
Segment income (loss)	(186.7)	38.8	(147.9)	(12.4)	(62.9)	67.1	(156.1)
Net investment income					25.4	—	25.4
Net realized and unrealized investment losses					(16.9)	—	(16.9)
Net realized and unrealized investment gains from related party investment funds					304.0	—	304.0
Other Revenues					100.1	51.1	151.2
Net corporate and other expenses					(146.1)	(120.5)	(266.6)
Intangible asset amortization					(5.9)	—	(5.9)
Interest expense					(34.0)	—	(34.0)
Foreign exchange gains					44.0	—	44.0
Income (loss) before income tax benefit	$(186.7)	$38.8	(147.9)	(12.4)	207.7	(2.3)	45.1
Income tax benefit			—	—	10.7	—	10.7
Net income (loss)			(147.9)	(12.4)	218.4	(2.3)	55.8
Net income attributable to noncontrolling interests			—	—	—	2.3	2.3
Net income (loss) available to SiriusPoint			$(147.9)	$(12.4)	$218.4	$—	$58.1

Underwriting Ratios: (1)
Loss ratio	81.7%	61.3%	75.6%				77.3%
Acquisition cost ratio	25.0%	28.6%	26.1%				22.6%
Other underwriting expenses ratio	8.7%	5.6%	7.8%				9.2%
Combined ratio	115.4%	95.5%	109.5%				109.1%
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

The following tables provide a breakdown of net premiums written by client location and underwriting location by reportable segment for the years ended December 31, 2023, 2022 and 2021:

	2023
	Reinsurance	Insurance & Services	Corporate	Total
Net written premiums by client location:
United States and Canada	$750.6	$914.2	$4.1	$1,668.9
Europe	172.1	243.4	4.1	419.6
Bermuda, the Caribbean and Latin America	(2.1)	(2.4)	(1.4)	(5.9)
Asia and Other	140.4	127.5	87.4	355.3
Total net written premiums by client location	$1,061.0	$1,282.7	$94.2	$2,437.9
Net written premiums by underwriting location:
United States and Canada	$516.6	$653.2	$92.0	$1,261.8
Europe	345.9	280.7	4.4	631.0
Bermuda, the Caribbean and Latin America	198.5	348.8	0.7	548.0
Asia and Other	—	—	(2.9)	(2.9)
Total net written premiums by underwriting location	$1,061.0	$1,282.7	$94.2	$2,437.9

	2022
	Reinsurance	Insurance & Services	Corporate	Total
Net written premiums by client location:
United States and Canada	$746.9	$1,139.5	$0.5	$1,886.9
Europe	241.6	120.5	3.1	365.2
Bermuda, the Caribbean and Latin America	171.4	54.6	—	226.0
Asia and Other	39.7	31.4	—	71.1
Total net written premiums by client location	$1,199.6	$1,346.0	$3.6	$2,549.2
Net written premiums by underwriting location:
United States and Canada	$569.2	$931.3	$0.5	$1,501.0
Europe	384.4	255.0	0.4	639.8
Bermuda, the Caribbean and Latin America	243.6	159.7	2.7	406.0
Asia and Other	2.4	—	—	2.4
Total net written premiums by underwriting location	$1,199.6	$1,346.0	$3.6	$2,549.2

	2021
	Reinsurance	Insurance & Services	Corporate	Total
Net written premiums by client location:
United States and Canada	$579.1	$560.3	$1.6	$1,141.0
Europe	309.5	36.4	(45.8)	300.1
Bermuda, the Caribbean and Latin America	114.3	13.7	—	128.0
Asia and Other	122.0	42.4	0.7	165.1
Total net written premiums by client location	$1,124.9	$652.8	$(43.5)	$1,734.2
Net written premiums by underwriting location:
United States and Canada	$447.1	$408.9	$1.6	$857.6
Europe	379.8	93.0	(17.5)	455.3
Bermuda, the Caribbean and Latin America	246.1	150.9	(27.9)	369.1
Asia and Other	51.9	—	0.3	52.2
Total net written premiums by underwriting location	$1,124.9	$652.8	$(43.5)	$1,734.2
No contract contributed more than 10% of gross premiums written for the years ended December 31, 2023, 2022 and 2021.

6. Cash, cash equivalents, restricted cash and restricted investments
The following table provides a summary of cash and cash equivalents, restricted cash and restricted investments as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$969.2	$705.3
Restricted cash securing letter of credit facilities (1)	56.9	34.3
Restricted cash securing reinsurance contracts (2)	52.7	148.9
Restricted cash held by managing general underwriters	22.5	25.2
Total cash, cash equivalents and restricted cash (3)	1,101.3	913.7
Restricted investments securing reinsurance contracts and letter of credit facilities (1) (2) (4)	2,668.0	2,202.2
Total cash, cash equivalents, restricted cash and restricted investments	$3,769.3	$3,115.9
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
(2)Restricted cash and restricted investments securing reinsurance contracts pertain to trust accounts securing the Company’s contractual obligations under certain reinsurance contracts that the Company will not be released from until the underlying risks have expired or have been settled. Restricted investments include certain investments in debt securities, short-term investments and limited partnership interests in TP Enhanced Fund. The time period for which the Company expects these trust accounts to be in place varies from contract to contract, but can last several years.
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

The following tables present the Company’s investments, categorized by the level of the fair value hierarchy as of December 31, 2023 and 2022:

	December 31, 2023
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Asset-backed securities	$—	$880.7	$—	$880.7
Residential mortgage-backed securities	—	902.8	—	902.8
Commercial mortgage-backed securities	—	204.1	—	204.1
Corporate debt securities	—	1,573.1	—	1,573.1
U.S. government and government agency	1,132.6	4.1	—	1,136.7
Non-U.S. government and government agency	—	58.0	—	58.0
Total debt securities, available for sale	1,132.6	3,622.8	—	4,755.4
Asset-backed securities	—	256.6	—	256.6
Residential mortgage-backed securities	—	57.2	—	57.2
Commercial mortgage-backed securities	—	67.8	—	67.8
Corporate debt securities	—	45.2	—	45.2
U.S. government and government agency	98.1	—	—	98.1
Non-U.S. government and government agency	—	10.0	—	10.0
Total debt securities, trading	98.1	436.8	—	534.9
Total equity securities	1.6	—	—	1.6
Short-term investments	321.9	49.7	—	371.6
Other long-term investments	—	—	169.7	169.7
Derivative assets	—	—	15.7	15.7
	$1,554.2	$4,109.3	$185.4	5,848.9
Cost and equity method investments				80.1
Investments in funds valued at NAV				164.3
Total assets				$6,093.3
Liabilities
Liability-classified capital instruments	$—	$—	$67.3	$67.3
Derivative liabilities	—	—	6.4	6.4
Total liabilities	$—	$—	$73.7	$73.7

	December 31, 2022
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Asset-backed securities	$—	$230.7	$—	$230.7
Residential mortgage-backed securities	—	340.7	—	340.7
Commercial mortgage-backed securities	—	61.2	—	61.2
Corporate debt securities	—	415.7	—	415.7
U.S. government and government agency	1,546.2	4.4	—	1,550.6
Non-U.S. government and government agency	5.0	31.6	—	36.6
Total debt securities, available for sale	1,551.2	1,084.3	—	2,635.5
Asset-backed securities	—	553.7	—	553.7
Residential mortgage-backed securities	—	133.6	—	133.6
Commercial mortgage-backed securities	—	113.4	—	113.4
Corporate debt securities	—	363.5	—	363.5
U.S. Government and government agency	264.1	6.3	—	270.4
Non-U.S. government and government agency	8.7	79.5	—	88.2
Preferred stocks	—	—	3.2	3.2
Total debt securities, trading	272.8	1,250.0	3.2	1,526.0
Total equity securities	1.6	—	—	1.6
Short-term investments	972.8	11.8	—	984.6
Other long-term investments	—	—	227.3	227.3
Derivative assets	—	—	9.5	9.5
	$2,798.4	$2,346.1	$240.0	5,384.5
Cost and equity method investments				104.8
Investments in funds valued at NAV				173.9
Total assets				$5,663.2
Liabilities
Total securities sold, not yet purchased	$27.0	$—	$—	$27.0
Securities sold under an agreement to repurchase	—	18.0	—	18.0
Liability-classified capital instruments	—	39.0	21.4	60.4
Derivative liabilities	—	—	8.6	8.6
Total liabilities	$27.0	$57.0	$30.0	$114.0
During the years ended December 31, 2023 and December 31, 2022 the Company did not reclassify its assets or liabilities between Levels 2 and 3.
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
In order to assess the reasonableness of the NAVs, the Company performs a number of monitoring procedures on a quarterly and annual basis to assess the quality of the information provided by the investment manager and fund administrator underlying the preparation of the NAV. These procedures include, but are not limited to, regular review and discussion of the fund’s performance with the investment manager.
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
The following tables present the reconciliation of all investments measured at fair value using Level 3 inputs for the years ended December 31, 2023 and 2022:

	January 1, 2023	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains (Losses) (1)	December 31, 2023
Assets
Preferred stocks	$3.2	$—	$—	$(2.3)	$(0.9)	$—
Other long-term investments	227.3	(25.3)	6.6	(14.7)	(24.2)	169.7
Derivative assets	9.5	—	2.8	(13.7)	17.1	15.7
Total assets	$240.0	$(25.3)	$9.4	$(30.7)	$(8.0)	$185.4
Liabilities
Liability-classified capital instruments	$(21.4)	$—	$—	$3.8	$(49.7)	$(67.3)
Derivative liabilities	(8.6)	—	(5.1)	18.5	(11.2)	(6.4)
Total liabilities	$(30.0)	$—	$(5.1)	$22.3	$(60.9)	$(73.7)

	January 1, 2022	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains (Losses) (1)	December 31, 2022
Assets
Preferred stocks	$2.8	$—	$—	$—	$0.4	$3.2
Other long-term investments	262.1	—	2.1	(24.7)	(12.2)	227.3
Derivative assets	0.4	—	43.3	—	(34.2)	9.5
Total assets	$265.3	$—	$45.4	$(24.7)	$(46.0)	$240.0
Liabilities
Liability-classified capital instruments	$(57.2)	$—	$—	$—	$35.8	$(21.4)
Derivative liabilities	(3.2)	—	—	(3.4)	(2.0)	(8.6)
Total liabilities	$(60.4)	$—	$—	$(3.4)	$33.8	$(30.0)
(1)Total change in realized and unrealized gains (losses) recorded on Level 3 financial instruments is included in total net investment income and realized and unrealized investment gains (losses) in the consolidated statements of income (loss). Realized and unrealized gains (losses) related to underwriting-related derivative assets and liabilities are included in other revenues, net of foreign exchange (gains) losses, in the consolidated statements of income (loss).
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

The following table includes financial instruments for which the carrying value differs from the estimated fair values as of December 31, 2023 and 2022. The fair values of the below financial instruments are based on observable inputs and are considered Level 2 measurements.

	December 31, 2023		December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
2017 SEK Subordinated Notes	$206.6	$267.9	$259.0	$258.6
2016 Senior Notes	370.0	403.5	343.7	404.8
2015 Senior Notes	115.2	114.8	112.6	114.6
Series B preference shares	$197.4	$200.0	$186.0	$200.0
8. Investments
The Company’s invested assets consist of investment securities and other long-term investments held for general investment purposes. The portfolio of investment securities includes debt securities held for trading, debt securities available for sale, short-term investments, equity securities, and other long-term investments which are classified as trading securities with the exception of debt securities held as available for sale. Realized investment gains and losses on debt securities are reported in pre-tax revenues. Unrealized investment gains and losses on debt securities are reported based on classification. Trading securities flow through pre-tax revenues whereas securities classified as AFS flow through other comprehensive income (loss).
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

Debt securities
The following tables provide the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses), and fair value of the Company's debt securities as of December 31, 2023 and 2022:

	December 31, 2023
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses (3)	Net foreign currency gains (losses)	Fair value
Debt securities, available for sale
Asset-backed securities	$882.2	$7.8	$(9.3)	$—	$880.7
Residential mortgage-backed securities	903.0	15.8	(16.0)	—	902.8
Commercial mortgage-backed securities	204.0	1.6	(1.5)	—	204.1
Corporate debt securities	1,569.6	12.0	(7.5)	(1.0)	1,573.1
U.S. government and government agency (1)	1,137.8	5.5	(6.6)	—	1,136.7
Non-U.S. government and government agency	58.0	0.2	(0.3)	0.1	58.0
Total debt securities, available for sale(2)	$4,754.6	$42.9	$(41.2)	$(0.9)	$4,755.4
Debt securities, trading
Asset-backed securities	$261.1	$0.6	$(5.1)	$—	$256.6
Residential mortgage-backed securities	67.0	—	(9.8)	—	57.2
Commercial mortgage-backed securities	76.7	0.1	(9.0)	—	67.8
Corporate debt securities	52.2	—	(7.0)	—	45.2
U.S. government and government agency (1)	100.8	—	(2.7)	—	98.1
Non-U.S. government and government agency	10.3	—	(0.3)	—	10.0
Total debt securities, trading	$568.1	$0.7	$(33.9)	$—	$534.9

	December 31, 2022
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Fair value
Debt securities, available for sale
Asset-backed securities	$234.1	$0.9	$(4.3)	$—	$230.7
Residential mortgage-backed securities	354.3	0.3	(13.9)	—	340.7
Commercial mortgage-backed securities	62.1	—	(0.9)	—	61.2
Corporate debt securities	428.5	0.5	(13.1)	(0.2)	415.7
U.S. government and government agency(1)	1,561.9	3.2	(14.5)	—	1,550.6
Non-U.S. government and government agency	37.2	—	(0.7)	0.1	36.6
Total debt securities, available for sale(2)	$2,678.1	$4.9	$(47.4)	$(0.1)	$2,635.5
Debt securities, trading
Asset-backed securities	$575.5	$0.1	$(21.9)	$—	$553.7
Residential mortgage-backed securities	155.9	—	(22.3)	—	133.6
Commercial mortgage-backed securities	130.5	—	(17.1)	—	113.4
Corporate debt securities	391.4	—	(27.2)	(0.7)	363.5
U.S. government and government agency(1)	278.6	—	(8.2)	—	270.4
Non-U.S. government and government agency	95.8	—	(4.0)	(3.6)	88.2
Preferred stocks	2.4	0.8	—	—	3.2
Total debt securities, trading	$1,630.1	$0.9	$(100.7)	$(4.3)	$1,526.0
(1)The Company had no short positions in long duration U.S. Treasuries as of December 31, 2023 (December 31, 2022 - $27.0 million). This amount was included in securities sold, not yet purchased in the consolidated balance sheets.
(2)As of December 31, 2023 and 2022, the Company did not record an allowance for credit losses on the AFS portfolio.

As of December 31, 2023, 713 unique debt securities classified as AFS were in a gross unrealized loss position for greater than 12 months with a market value of $556.9 million and an unrealized loss of $20.3 million (2022 - no securities in an unrealized loss position for greater than 12 months).
The weighted average duration of the Company's debt securities, net of short positions in U.S. treasuries, as of December 31, 2023 was approximately 2.8 years, including short-term investments (2022 - 1.8 years).
The following table provides the cost or amortized cost and fair value of the Company's debt securities bifurcated into debt securities held for trading and AFS as of December 31, 2023 and 2022 by contractual maturity. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	December 31, 2023				December 31, 2022
	Debt securities, trading		Debt securities, AFS		Debt securities, trading		Debt securities, AFS
	Cost or amortized cost	Fair value	Cost or amortized cost	Fair value	Cost or amortized cost	Fair value	Cost or amortized cost	Fair value
Due in one year or less	$80.2	$79.7	$358.6	$357.2	$240.4	$230.9	$104.2	$104.0
Due after one year through five years	37.2	34.5	2,221.0	2,219.8	426.5	407.0	1,822.7	1,802.0
Due after five years through ten years	19.4	18.0	183.3	188.5	63.4	55.7	95.8	92.3
Due after ten years	26.6	21.3	2.5	2.3	35.5	28.5	4.9	4.6
Mortgage-backed and asset-backed securities	404.7	381.4	1,989.2	1,987.6	861.9	800.7	650.5	632.6
Preferred stocks	—	—	—	—	2.4	3.2	—	—
Total debt securities	$568.1	$534.9	$4,754.6	$4,755.4	$1,630.1	$1,526.0	$2,678.1	$2,635.5
The following table summarizes the ratings and fair value of debt securities held in the Company's investment portfolio as of December 31, 2023 and 2022. Credit ratings are assigned based on ratings provided by nationally recognized statistical rating organizations.

	December 31, 2023		December 31, 2022
	Debt securities, trading	Debt securities, AFS	Debt securities, trading	Debt securities, AFS
AAA	$248.4	$730.4	$564.4	$172.8
AA	177.0	2,334.4	523.2	1,907.6
A	28.9	1,122.1	181.1	188.9
BBB	71.7	515.5	158.1	149.9
Other	8.9	53.0	99.2	216.3
Total debt securities	$534.9	$4,755.4	$1,526.0	$2,635.5
As of December 31, 2023, the above totals included $185.1 million of sub-prime securities. Of this total, $117.5 million were rated AAA, $37.7 million rated AA, $12.3 million rated A, $13.3 million rated BBB, and $4.3 million were unrated. As of December 31, 2022, the above totals included $95.3 million of sub-prime securities. Of this total, $56.1 million were rated AAA, $20.0 million rated AA and $19.2 million were unrated.

Equity securities and other long-term investments
The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains (losses), and fair values of the Company’s equity securities and other long-term investments as of December 31, 2023 and 2022 were as follows:

	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Fair value
December 31, 2023
Equity securities	$1.9	$—	$(0.5)	$0.2	$1.6
Other long-term investments	$367.2	$20.0	$(81.1)	$2.4	$308.5
December 31, 2022
Equity securities	$1.8	$—	$(0.2)	$—	$1.6
Other long-term investments	$392.0	$27.5	$(41.8)	$(0.5)	$377.2
The Company holds investments in hedge funds and private equity funds, which are included in other long-term investments. The carrying value of other long-term investments as of December 31, 2023 and 2022 were as follows:

	December 31, 2023	December 31, 2022
Hedge funds and private equity funds (1)	$74.5	$84.9
Strategic investments (2)	203.9	262.0
Other investments (2)	30.1	30.3
Total other long-term investments	$308.5	$377.2
(1)Includes $58.7 million of investments carried at NAV (December 31, 2022 - $45.1 million) and no investments classified as Level 3 (December 31, 2022 - $25.1 million) within the fair value hierarchy.
(2)As of December 31, 2023, the Company had $14.7 million of unfunded commitments relating to these investments (December 31, 2022 - $16.0 million).
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
The following table presents the components of other long-term investments as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Equity method eligible unconsolidated entities, using the fair value option	$139.2	$147.9
Equity method investments	37.0	41.8
Other unconsolidated investments, at fair value (1)	89.2	124.5
Other unconsolidated investments, at cost (2)	43.1	63.0
Total other long-term investments	$308.5	$377.2
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
Equity method eligible unconsolidated entities, using the fair value option, exclude the Company’s investment in TP Enhanced Fund, TP Venture Fund, TP Venture Fund II, collectively, the “Related Party Investment Funds.” Refer to “Investments in related party investment funds” discussed below.

Investment in related party investment funds
The following table provides the fair value of the Company's investments in related party investment funds as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Third Point Enhanced LP	$77.5	$100.3
Third Point Venture Offshore Fund I LP	25.0	26.0
Third Point Venture Offshore Fund II LP	3.1	2.5
Investments in related party investment funds, at fair value	$105.6	$128.8
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
As of December 31, 2023, the Company had no unfunded commitments related to TP Enhanced Fund.
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
As of December 31, 2023, the Company had $9.5 million of unfunded commitments related to TP Venture Fund. As of December 31, 2023, the Company holds interests of approximately 16.8% of the net asset value of TP Venture Fund.
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
As of December 31, 2023, the Company had $21.6 million of unfunded commitments related to TP Venture Fund II. As of December 31, 2023, the Company holds interests of approximately 17.8% of the net asset value of TP Venture Fund II.

9. Total net investment income and realized and unrealized investment gains (losses)
Net investment income and net realized and unrealized investment gains (losses) for the years ended December 31, 2023, 2022 and 2021 consisted of the following:

	2023	2022	2021
Debt securities, available for sale	$181.6	$35.1	$—
Debt securities, trading	66.1	(115.6)	(4.9)
Short-term investments	29.3	17.7	1.6
Other long-term investments	(20.0)	(10.6)	35.2
Derivative instruments	4.8	—	—
Equity securities	(0.1)	(0.4)	(2.5)
Net realized and unrealized investment gains (losses) from related party investment funds	(1.0)	(210.5)	304.0
Net investment income and realized and unrealized investment gains before other investment expenses and investment income (loss) on cash and cash equivalents	260.7	(284.3)	333.4
Investment expenses	(16.1)	(20.3)	(11.6)
Net investment income (loss) on cash and cash equivalents	28.1	(18.1)	(9.3)
Total net investment income and realized and unrealized investment gains (losses)	$272.7	$(322.7)	$312.5
Net realized and unrealized (losses) on investments
Net realized and unrealized investment gains (losses) for the years ended December 31, 2023, 2022 and 2021 consisted of the following:

	2023	2022	2021
Gross realized gains	$148.3	$56.2	$40.4
Gross realized losses	(189.0)	(132.3)	(9.6)
Net realized gains (losses) on investments	(40.7)	(76.1)	30.8
Net unrealized gains (losses) on investments	30.7	(149.4)	(47.7)
Net realized and unrealized (losses) on investments (1) (2)	$(10.0)	$(225.5)	$(16.9)
(1)Excludes realized and unrealized gains (losses) on the Company’s investments in related party investment funds and unrealized gains (losses) from available for sale investments, net of tax.
(2)Includes net realized and unrealized gains (losses) of $(9.1) million from related party investments included in other long-term investments for the year ended December 31, 2023 (2022 - $5.6 million and 2021 - $12.9 million).
Net realized investment gains (losses)
Net realized investment gains (losses) for the years ended December 31, 2023, 2022 and 2021 consisted of the following:

	2023	2022	2021
Debt securities, available for sale	$(10.0)	$2.7	$—
Debt securities, trading	(42.0)	(66.7)	12.3
Short-term investments	(1.4)	(2.9)	(0.1)
Equity securities	—	(2.3)	(0.1)
Other long-term investments	8.9	2.9	14.1
Net investment income (loss) on cash and cash equivalents	3.8	(9.8)	4.6
Net realized investment gains (losses)	$(40.7)	$(76.1)	$30.8

Net realized investment gains (losses) for Other long-term investments for the years ended December 31, 2023, 2022 and 2021 consisted of the following:

	2023	2022	2021
Hedge funds and private equity funds	$8.1	$9.2	$4.6
Strategic investments	0.8	(2.5)	7.8
Other investments	—	(3.8)	1.7
Net realized investment gains on Other long-term investments	$8.9	$2.9	$14.1
Net unrealized investment gains (losses)
Net unrealized investment gains (losses) for the years ended December 31, 2023, 2022 and 2021 consisted of the following:

	2023	2022	2021
Debt securities, trading	$62.3	$(105.0)	$(40.2)
Short-term investments	1.7	(0.3)	1.4
Equity securities	(0.1)	1.8	(2.5)
Other long-term investments	(40.3)	(25.7)	11.2
Derivative instruments	4.8	—	—
Net investment income (loss) on cash and cash equivalents	2.3	(20.2)	(17.6)
Net unrealized investment gains (losses)	$30.7	$(149.4)	$(47.7)
Net unrealized investment gains (losses) for Other long-term investments for the years ended December 31, 2023, 2022 and 2021 consisted of the following:

	2023	2022	2021
Hedge funds and private equity funds	$0.7	$(7.3)	$17.2
Strategic investments	(41.0)	(8.2)	(5.8)
Other investments	—	(10.2)	(0.2)
Net unrealized investment gains (losses) on Other long-term investments	$(40.3)	$(25.7)	$11.2
The following table summarizes the amount of total losses included in earnings attributable to unrealized investment (losses) – Level 3 investments for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
Debt securities, trading	$(0.8)	$0.7	$—
Other long-term investments	(25.2)	(15.4)	(5.7)
Total unrealized investment (losses) – Level 3 investments	$(26.0)	$(14.7)	$(5.7)

10. Derivatives
The Company holds derivative financial instruments for both risk management and investment purposes.
Foreign currency risk derivatives
The Company executes foreign currency forwards, call options, swaps, and futures to manage foreign currency exposure. The foreign currency risk derivatives are not designated or accounted for under hedge accounting. Changes in fair value are presented within foreign exchange (gains) losses. The fair value of the swaps, forwards and futures are estimated using a single broker quote, and accordingly, are classified as a Level 3 measurement. As of December 31, 2023, the Company holds $42.2 million in collateral associated with the foreign currency derivatives (December 31, 2022 - $15.2 million).
Weather Derivatives
The Company holds assets and assumes liabilities related to weather and weather contingent risk management products. Weather and weather contingent derivative contracts are entered into with the objective of generating profits in normal climatic conditions. Accordingly, the Company’s weather and weather contingent derivatives are not designed to meet the criteria for hedge accounting under U.S. GAAP. The Company receives payment of premium at the contract inception in exchange for bearing the risk of variations in a quantifiable weather index. Changes in fair value are presented within other revenues. Management uses available market data and internal pricing models based upon consistent statistical methodologies to estimate the fair value. Because of the significance of the unobservable inputs used to estimate the fair value of the Company's weather risk contracts, the fair value measurements of the contracts are deemed to be Level 3 measurements in the fair value hierarchy as of December 31, 2023. The Company does not provide or hold any collateral associated with the weather derivatives.
Credit Default Swap
Credit default swaps protect the buyer against the loss of principal on one or more underlying bonds, loans, or mortgages in the event the issuer suffers a credit event. The Company provides its client with protection against financial non-performance of a subsidiary. Changes in fair value are presented within net realized and unrealized investment gains (losses). The fair value of the swap is estimated using a single broker quote, and accordingly, is classified as a Level 3 measurement. As of December 31, 2023, the Company holds $22.3 million in collateral associated with the credit default swap (December 31, 2022 - none).
The following table summarizes information on the classification and amount of the fair value of derivatives not designated as hedging instruments within the Company's consolidated balance sheets as of December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
Derivatives not designated as hedging instruments	Derivative assets at fair value(1)	Derivative liabilities at fair value(2)	Notional Value	Derivative assets at fair value(1)	Derivative liabilities at fair value(2)	Notional Value
Foreign currency forwards	$12.0	$—	$585.3	$9.0	$—	$425.1
Foreign currency swaps	—	—	—	—	1.5	264.6
Weather derivatives	0.2	1.0	30.6	—	4.9	30.6
Interest rate swaps	3.4	1.7	62.7	—	—	—
Credit default swap	$0.1	$—	$30.0	$—	$—	$—
(1)Derivative assets are classified within other assets in the Company's consolidated balance sheets.
(2)Derivative liabilities are classified within accounts payable, accrued expenses and other liabilities in the Company's consolidated balance sheets.
The following table summarizes information on the classification and net impact on earnings, recognized in the Company's consolidated statements of income (loss) relating to derivatives during the years ended December 31, 2023, 2022 and 2021:

Derivatives not designated as hedging instruments	Classification of gains (losses) recognized in earnings	2023	2022	2021
Foreign currency futures contracts	Foreign exchange (gains) losses	$—	$(32.1)	$(8.0)
Foreign currency forwards	Foreign exchange (gains) losses	0.8	(8.1)	(1.3)
Weather derivatives	Other revenues	2.6	7.3	0.9
Equity warrants	Net realized and unrealized investment gains (losses)	—	(0.1)	(0.3)
Foreign currency swaps	Foreign exchange (gains) losses	(3.7)	1.5	0.2
Interest rate swaps	Net realized and unrealized investment gains (losses)	4.7	—	—
Credit default swap	Net realized and unrealized investment gains (losses)	0.1	—	—
Foreign currency call options	Foreign exchange (gains) losses	$—	$—	$0.4
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
Alstead Reinsurance Company (“Alstead Re”) is considered a VIE and the Company has concluded that it is the primary beneficiary of Alstead Re because the Company can exercise control over the activities that most significantly impact the economic performance of Alstead Re. As a result, the Company has consolidated the results of Alstead Re in its consolidated financial statements. As of December 31, 2023, Alstead Re’s assets and liabilities included in the Company’s consolidated balance sheets were $14.5 million and $9.2 million, respectively (December 31, 2022 - $14.0 million and $9.0 million, respectively).
Arcadian
Arcadian Risk Capital Ltd. (“Arcadian”) is considered a VIE and the Company has concluded that it is the primary beneficiary of Arcadian because the Company can exercise control over the activities that most significantly impact the economic performance of Arcadian. As a result, the Company has consolidated the results of Arcadian in its consolidated financial statements. As of December 31, 2023, the Company’s ownership in Arcadian was 49% and its financial exposure to Arcadian is limited to its investment in Arcadian’s common shares and other financial support up to $18.0 million through an unsecured promissory note. As of December 31, 2023, Arcadian’s assets and liabilities, before intercompany eliminations, included in the Company’s consolidated balance sheets were $150.9 million and $123.8 million, respectively (December 31, 2022 - $92.1 million and $79.6 million, respectively).
Banyan
In January 2023, Banyan Risk Ltd. (“Banyan”) completed the recapitalization in which the Company’s ownership decreased from 100% to 49%. Banyan was considered a VIE through the third quarter of 2023 and the Company concluded that it was the primary beneficiary of Banyan because the Company could have exercised control over the activities that most significantly impacted the economic performance of Banyan. As a result, the Company had consolidated the results of Banyan in its consolidated financial statements through September 30, 2023. In October 2023, the Company sold the remainder of its ownership to Banyan and deconsolidated upon sale effective October 1, 2023. The Company recorded a gain on sale of $1.5 million in Other revenues in the Company’s consolidated income statement.
As of December 31, 2022, Banyan’s assets and liabilities, before intercompany eliminations, included in the Company’s consolidated balance sheets were $17.5 million and $15.3 million, respectively.
Joyn
Joyn Insurance Services Inc. (“Joyn”) was considered a VIE through the third quarter of 2022 and the Company concluded that it was the primary beneficiary of Joyn because the Company could have exercised control over the activities that most significantly impacted the economic performance of Joyn. As a result, the Company had consolidated the results of Joyn in its consolidated financial statements. During the fourth quarter of 2022, an additional investment was made in Joyn by third parties, after which Joyn no longer met the criterion for consolidation. During the year ended December 31, 2022, the Company recognized a pre-tax loss of $8.7 million related to Joyn, recorded in Other revenues in the Company’s consolidated statements of income (loss). As of December 31, 2023, the investment in Joyn is recorded in other long-term investments in the Company’s consolidated balance sheets utilizing cost adjusted for market observable events less impairment method.
Consolidated voting interest entities
Alta Signa
On June 30, 2022, the Company entered into a strategic partnership with Alta Signa Holdings (“Alta Signa”), a European MGA specializing in financial and professional lines insurance. As of December 31, 2023, the Company’s ownership in Alta Signa was 75.1%. Alta Signa is considered a VOE and the Company holds a majority of the voting interests through its seats on Alta Signa’s board of directors. As a result, the Company has consolidated the results of Alta Signa in its consolidated financial statements. As of December 31, 2023, Alta Signa’s assets and liabilities, before intercompany eliminations, included in the Company’s consolidated balance sheets were $2.8 million and $0.8 million, respectively (December 31, 2022 - $3.5 million and $1.3 million, respectively).
Noncontrolling interests
Noncontrolling interests represent the portion of equity in consolidated subsidiaries not attributable, directly or indirectly, to the Company. The following table is a reconciliation of the beginning and ending carrying amount of noncontrolling interests for the years ended December 31, 2023 and 2022:

	2023	2022
Balance, beginning of period	$7.9	$(0.4)
Business combinations	—	0.8
Net income (loss) attributable to noncontrolling interests	8.9	0.8
Contributions (redemptions)	0.8	—
Derecognition of noncontrolling interest (1)	(0.9)	6.7
Balance, end of period	$16.7	$7.9
(1)See above for additional information on the derecognition of noncontrolling interests in Banyan and Joyn.
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
The following table presents total assets of unconsolidated VIEs in which the Company holds a variable interest, as well as the maximum exposure to loss associated with these VIEs as of December 31, 2023 and December 31, 2022:

		Maximum Exposure to Loss
	Total VIE Assets	On-Balance Sheet	Off-Balance Sheet	Total
December 31, 2023
Other long-term investments (1)	$189.8	$126.2	$5.7	$131.9
December 31, 2022
Other long-term investments (1)	$211.5	$144.0	$2.0	$146.0
(1)Excludes the Company’s investments in Related Party Investment Funds which are also VIEs and are discussed separately below.
Third Point Enhanced LP
As of December 31, 2023, the Company and TP GP hold interests of approximately 89.3% and 10.7%, respectively, of the net asset value of TP Enhanced Fund. As a result, both entities hold significant financial interests in TP Enhanced Fund. However, TP GP controls all of the investment decision-making authority and the Company does not have the power to direct the activities which most significantly impact the economic performance of TP Enhanced Fund. As a result, the Company is not considered the primary beneficiary and does not consolidate TP Enhanced Fund. The Company’s maximum exposure to loss corresponds to the value of its investments in TP Enhanced Fund.
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

Investment in Third Point Venture Offshore Fund II LP
TP Venture GP II controls all of the investment decision-making authority of the TP Venture Fund II. The Company does not have the power to direct the activities which most significantly impact the economic performance of the TP Venture Fund II. The Company’s maximum exposure to loss corresponds to the value of its investment in TP Venture Fund II. See Note 8 for additional information on the Company’s investment in TP Venture Fund II.
12. Loss and loss adjustment expense reserves
As of December 31, 2023 and 2022, loss and loss adjustment expense reserves in the consolidated balance sheets was comprised of the following:

	December 31, 2023	December 31, 2022
Case loss and loss adjustment expense reserves	$2,042.5	$1,980.2
Incurred but not reported loss and loss adjustment expense reserves	3,509.7	3,226.5
Unallocated loss adjustment expense reserves	55.9	62.0
	$5,608.1	$5,268.7
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
Roll forward of loss and loss adjustment expense reserves
The following table represents the activity in the loss and loss adjustment expense reserves for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
Gross reserves for loss and loss adjustment expenses, beginning of year	$5,268.7	$4,841.4	$1,310.1
Less: loss and loss adjustment expenses recoverable, beginning of year	(1,376.2)	(1,215.3)	(14.4)
Less: deferred charges on retroactive reinsurance contracts	(1.0)	(1.4)	(6.0)
Net reserves for loss and loss adjustment expenses, beginning of year	3,891.5	3,624.7	1,289.7
Net reserves for loss and loss adjustment expenses disposed(1)	(758.3)	—	—
Increase (decrease) in net loss and loss adjustment expenses incurred in respect of losses occurring in:
Current year	1,555.5	1,609.7	1,369.1
Prior years	(174.2)	(21.3)	(42.6)
Total incurred loss and loss adjustment expenses	1,381.3	1,588.4	1,326.5
Net loss and loss adjustment expenses paid in respect of losses occurring in:
Current year	(347.4)	(316.1)	(271.2)
Prior years	(837.3)	(939.2)	(1,178.9)
Total net paid losses	(1,184.7)	(1,255.3)	(1,450.1)
Foreign currency translation	10.7	(66.3)	(9.2)
Amounts acquired as a result of Sirius Group acquisition (2)	—	—	2,467.8
Net reserves for loss and loss adjustment expenses, end of year	3,340.5	3,891.5	3,624.7
Plus: loss and loss adjustment expenses recoverable, end of year	2,295.1	1,376.2	1,215.3
Plus: deferred (gains) charges on retroactive reinsurance contracts (3)	(27.5)	1.0	1.4
Gross reserves for loss and loss adjustment expenses, end of year	$5,608.1	$5,268.7	$4,841.4
(1)Net reserves for loss and loss adjustment expenses transferred represents the transfer of reserves under the 2023 LPT
(2)Represents the fair value of Sirius Group’s reserves for claims and claim expenses, net of reinsurance recoverables, acquired at February 26, 2021. See Note 3 for additional information related to the acquisition of Sirius Group.
(3)Deferred charges on retroactive reinsurance are recorded in other assets on the Company’s consolidated balance sheets. Deferred gains on retroactive reinsurance are presented as a separate line item on the Company’s consolidated balance sheets.
The Company's prior year reserve development arises from changes to estimates of losses and loss adjustment expenses related to loss events that occurred in previous calendar years.
For the year ended December 31, 2023, the Company recorded $174.2 million of net favorable prior year loss reserve development primarily resulting from management reflecting the continued favorable reported loss emergence through December 31, 2023 in its best estimate of reserves, which was further validated by the pricing of the 2023 LPT from external reinsurers, and a reduction in unallocated loss adjustment expense reserves related to the claims that will no longer be managed by SiriusPoint under the terms of the 2023 LPT,which represents $127.8 million of the favorable loss development, in addition to favorable prior year loss reserve development in Accident & Health. Net favorable prior year loss reserve development was $140.8 million for Reinsurance, $26.6 million for Insurance & Services and $6.8 million for Corporate.
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
For the year ended December 31, 2021, the Company recorded $42.6 million of net favorable prior years loss reserve development driven by $18.6 million of net favorable prior year reserve development in the Reinsurance segment as a result of better than expected loss reserve emergence on historical property events relating to multiple accident years and better than expected attritional loss experience, $13.5 million of net favorable prior year reserve development in the Insurance & Services segment as a result of better than expected loss experience in A&H for recent accident years, and $10.5 million of net favorable prior year reserve development in Corporate as a result of better than expected loss experience on property and contingency classes moved to runoff in 2021.
The Company manages its business on the basis of two operating segments, Reinsurance and Insurance & Services. The Company has disaggregated its loss information presented in the tables below by line of business in each segment. The Company has presented the below development tables for all accident years shown using exchange rates as at December 31, 2023. All accident years prior to the current year have been restated and presented using the current year exchange rate. The Company has also excluded business subject to the 2023 LPT in the tables below, given its size and purpose in the organizational restructuring, as well as the distortive nature of the LPT on loss development.
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
Reinsurance
The following tables provide a breakdown of the Company’s loss and allocated loss adjustment expenses incurred, net and net loss and allocated loss adjustment expenses paid by accident year by line of business for the Company’s Reinsurance segment for the year ended December 31, 2023. The information related to loss and allocated loss adjustment expenses incurred, net and net loss and allocated loss adjustment expenses paid for the years ended December 31, 2014 through 2022 is presented as supplementary information and is unaudited:
Casualty

Loss and allocated loss adjustment expenses incurred, net
Accident year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	IBNR loss and ALAE reserves, net
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2014	$150.6	$157.5	$158.0	$152.0	$151.4	$150.6	$151.1	$150.5	$150.2	$150.2	$0.6
2015	—	164.0	174.2	157.8	159.1	159.4	161.9	161.9	161.6	161.5	3.7
2016	—	—	181.2	177.1	177.7	174.0	176.9	177.4	177.2	176.8	6.6
2017	—	—	—	168.5	170.8	171.5	175.7	178.8	180.3	179.4	16.6
2018	—	—	—	—	226.5	236.8	245.9	250.0	251.3	257.8	34.9
2019	—	—	—	—	—	238.7	253.7	263.0	270.3	278.6	59.3
2020	—	—	—	—	—	—	192.3	204.7	211.2	211.0	73.6
2021	—	—	—	—	—	—	—	148.1	147.4	145.7	53.9
2022	—	—	—	—	—	—	—	—	296.8	302.3	200.3
2023	—	—	—	—	—	—	—	—	—	358.3	262.4
Total										$2,221.6	$711.9

Cumulative net losses and allocated loss adjustment expenses paid
Accident year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2014	$49.9	$113.9	$127.3	$134.7	$140.6	$143.4	$145.3	$146.1	$147.1	$147.8
2015	—	45.4	95.1	112.2	126.4	134.1	141.6	146.3	149.1	151.7
2016	—	—	42.7	96.9	114.3	127.5	137.8	147.1	153.4	159.6
2017	—	—	—	29.6	63.6	79.5	100.2	119.2	131.9	142.3
2018	—	—	—	—	27.1	63.1	95.7	149.5	173.1	194.1
2019	—	—	—	—	—	25.8	65.7	104.4	142.5	179.2
2020	—	—	—	—	—	—	17.8	20.8	65.9	102.3
2021	—	—	—	—	—	—	—	13.7	43.0	66.4
2022	—	—	—	—	—	—	—	—	19.5	51.6
2023	—	—	—	—	—	—	—	—	—	30.8
Total										$1,225.8
	Net reserves for loss and allocated loss adjustment expenses from 2014 to 2023									995.8
	Net reserves for loss and allocated loss adjustment expenses prior to 2014									0.9
Casualty - net reserves for loss and allocated loss adjustment expenses, end of year										$996.7

Specialty

Loss and allocated loss adjustment expenses incurred, net
Accident year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	IBNR loss and ALAE reserves, net
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2014	$58.6	$48.4	$52.3	$45.2	$45.8	$45.7	$45.4	$45.7	$45.6	$45.7	$(2.0)
2015	—	91.3	112.0	108.3	105.9	104.5	103.9	103.7	103.8	103.9	0.7
2016	—	—	124.9	122.2	116.4	111.6	111.5	111.2	110.0	110.0	1.5
2017	—	—	—	118.4	123.6	117.8	117.9	116.7	114.8	114.3	5.4
2018	—	—	—	—	136.6	142.1	138.8	136.3	135.4	130.7	10.7
2019	—	—	—	—	—	189.5	206.1	214.3	204.9	203.4	36.4
2020	—	—	—	—	—	—	191.1	192.2	174.9	175.4	50.0
2021	—	—	—	—	—	—	—	101.9	91.2	91.0	32.8
2022	—	—	—	—	—	—	—	—	100.2	100.7	57.9
2023	—	—	—	—	—	—	—	—	—	156.7	113.1
Total										$1,231.8	$306.5

Cumulative net losses and allocated loss adjustment expenses paid
Accident year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2014	$10.5	$31.9	$43.0	$44.0	$46.2	$46.6	$46.6	$46.8	$47.0	$47.2
2015	—	36.5	73.0	94.7	98.5	100.7	101.2	101.1	101.6	102.4
2016	—	—	29.1	88.6	99.7	104.4	106.3	105.5	106.5	107.5
2017	—	—	—	57.6	86.3	97.4	101.6	102.5	105.4	106.7
2018	—	—	—	—	39.8	68.6	84.6	91.7	95.3	99.3
2019	—	—	—	—	—	29.3	72.5	104.1	121.3	136.9
2020	—	—	—	—	—	—	40.9	65.3	86.4	99.9
2021	—	—	—	—	—	—	—	19.9	32.6	41.6
2022	—	—	—	—	—	—	—	—	14.6	25.3
2023	—	—	—	—	—	—	—	—	—	21.3
Total										$788.1
	Net reserves for loss and allocated loss adjustment expenses from 2014 to 2023									443.7
	Net reserves for loss and allocated loss adjustment expenses prior to 2014									2.1
Specialty - net reserves for loss and allocated loss adjustment expenses, end of year										$445.8

Property Other

Loss and allocated loss adjustment expenses incurred, net
Accident year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	IBNR loss and ALAE reserves, net
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2014	$81.2	$84.9	$91.1	$93.9	$96.3	$95.7	$94.9	$95.8	$95.4	$95.9	$0.4
2015	—	105.0	114.7	117.7	120.0	119.7	119.1	119.9	119.8	120.1	0.5
2016	—	—	126.2	132.3	136.0	136.6	135.9	136.3	136.1	135.5	—
2017	—	—	—	227.6	258.1	270.8	273.8	275.5	273.0	270.6	7.4
2018	—	—	—	—	209.7	243.9	251.1	248.4	246.2	243.5	10.6
2019	—	—	—	—	—	180.4	184.8	185.4	182.4	184.2	8.6
2020	—	—	—	—	—	—	132.8	145.0	143.7	144.3	20.9
2021	—	—	—	—	—	—	—	62.3	63.9	70.4	25.3
2022	—	—	—	—	—	—	—	—	59.8	59.6	14.2
2023	—	—	—	—	—	—	—	—	—	63.6	40.2
Total										$1,387.7	$128.1

Cumulative net losses and allocated loss adjustment expenses paid
Accident year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2014	$30.2	$64.5	$82.8	$89.4	$92.9	$93.9	$94.0	$95.0	$95.2	$95.3
2015	—	43.7	96.3	104.6	111.9	115.9	117.1	118.4	119.0	119.2
2016	—	—	32.4	92.3	116.3	146.0	130.0	132.3	133.6	134.2
2017	—	—	—	49.4	162.9	206.5	235.6	242.7	254.4	258.2
2018	—	—	—	—	55.9	147.3	194.4	208.6	221.0	226.8
2019	—	—	—	—	—	46.6	121.5	148.2	163.1	171.3
2020	—	—	—	—	—	—	40.6	87.1	107.4	114.6
2021	—	—	—	—	—	—	—	22.9	38.7	42.6
2022	—	—	—	—	—	—	—	—	9.7	31.5
2023	—	—	—	—	—	—	—	—	—	12.7
Total										$1,206.4
	Net reserves for loss and allocated loss adjustment expenses from 2014 to 2023									181.3
	Net reserves for loss and allocated loss adjustment expenses prior to 2014									2.3
Property Other - net reserves for loss and allocated loss adjustment expenses, end of year										$183.6

Property Catastrophe

Loss and allocated loss adjustment expenses incurred, net
Accident year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	IBNR loss and ALAE reserves, net
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2014	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2015	—	—	—	—	—	—	—	—	—	—	—
2016	—	—	—	—	—	—	—	—	—	—	—
2017	—	—	—	27.6	32.6	26.4	27.2	28.2	28.5	27.0	2.4
2018	—	—	—	—	12.0	5.3	5.7	4.8	4.5	4.1	1.0
2019	—	—	—	—	—	38.3	38.8	42.3	40.0	36.4	4.4
2020	—	—	—	—	—	—	58.4	69.8	63.3	68.4	23.6
2021	—	—	—	—	—	—	—	68.0	69.7	57.2	10.5
2022	—	—	—	—	—	—	—	—	84.5	76.8	45.3
2023	—	—	—	—	—	—	—	—	—	22.9	19.4
Total										$292.8	$106.6

Cumulative net losses and allocated loss adjustment expenses paid
Accident year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2014	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2015	—	—	—	—	—	—	—	—	—	—
2016	—	—	—	—	—	—	—	—	—	—
2017	—	—	—	1.3	7.8	12.0	20.4	20.6	22.0	23.0
2018	—	—	—	—	0.4	1.7	2.2	2.7	2.9	2.9
2019	—	—	—	—	—	0.5	14.5	24.1	27.0	28.3
2020	—	—	—	—	—	—	7.4	25.5	36.5	41.6
2021	—	—	—	—	—	—	—	16.1	29.1	33.1
2022	—	—	—	—	—	—	—	—	7.4	23.2
2023	—	—	—	—	—	—	—	—	—	1.2
Total										$153.3
	Net reserves for loss and allocated loss adjustment expenses from 2014 to 2023									139.5
	Net reserves for loss and allocated loss adjustment expenses prior to 2014									0.2
Property Catastrophe - net reserves for loss and allocated loss adjustment expenses, end of year										$139.7

Other

Loss and allocated loss adjustment expenses incurred, net
Accident year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	IBNR loss and ALAE reserves, net
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2014	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2015	—	—	—	—	—	—	—	—	—	—	—
2016	—	—	—	—	—	—	—	—	—	—	—
2017	—	—	—	0.7	0.7	0.8	0.8	0.8	0.8	0.8	—
2018	—	—	—	—	2.6	3.0	3.0	3.0	3.1	3.1	—
2019	—	—	—	—	—	3.4	3.6	2.5	2.7	2.8	0.1
2020	—	—	—	—	—	—	3.1	1.1	1.4	1.4	0.1
2021	—	—	—	—	—	—	—	0.2	0.1	0.1	—
2022	—	—	—	—	—	—	—	—	—	—	—
2023	—	—	—	—	—	—	—	—	—	—	—
Total										$8.2	$0.2

Cumulative net losses and allocated loss adjustment expenses paid
Accident year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2014	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2015	—	—	—	—	—	—	—	—	—	—
2016	—	—	—	—	—	—	—	—	—	—
2017	—	—	—	—	0.3	0.6	0.8	0.8	0.8	0.8
2018	—	—	—	—	1.0	2.1	3.0	3.0	3.1	3.1
2019	—	—	—	—	—	1.6	2.6	2.5	2.6	2.8
2020	—	—	—	—	—	—	0.5	0.9	1.0	1.3
2021	—	—	—	—	—	—	—	—	0.1	0.1
2022	—	—	—	—	—	—	—	—	—	—
2023	—	—	—	—	—	—	—	—	—	—
Total										$8.1
	Net reserves for loss and allocated loss adjustment expenses from 2014 to 2023									0.1
	Net reserves for loss and allocated loss adjustment expenses prior to 2014									—
Other - net reserves for loss and allocated loss adjustment expenses, end of year										$0.1
Insurance & Services
The following tables provide a breakdown of the Company’s loss and allocated loss adjustment expenses incurred, net and net loss and allocated loss adjustment expenses paid by accident year by line of business for the Company’s Insurance & Services segment for the year ended December 31, 2023. The information related to loss and allocated loss adjustment expenses incurred, net and net loss and allocated loss adjustment expenses paid for the years ended December 31, 2014 through 2022 is presented as supplementary information and is unaudited:

A&H

Loss and allocated loss adjustment expenses incurred, net
Accident year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	IBNR loss and ALAE reserves, net
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2014	$64.4	$67.1	$68.8	$69.8	$69.1	$68.9	$69.0	$69.0	$69.0	$69.2	$—
2015	—	79.7	82.6	81.7	80.7	80.7	80.7	80.7	80.7	80.6	—
2016	—	—	85.2	88.0	84.4	83.2	83.2	82.8	82.9	82.1	0.1
2017	—	—	—	94.3	88.4	82.2	80.5	80.5	80.8	81.5	0.2
2018	—	—	—	—	100.0	99.8	98.7	97.7	97.7	98.4	0.1
2019	—	—	—	—	—	149.9	147.4	142.6	142.1	140.7	0.1
2020	—	—	—	—	—	—	147.5	146.0	139.6	136.0	2.5
2021	—	—	—	—	—	—	—	142.5	135.3	128.2	3.7
2022	—	—	—	—	—	—	—	—	281.0	265.0	39.2
2023	—	—	—	—	—	—	—	—	—	408.6	165.9
Total										$1,490.3	$211.8

Cumulative net losses and allocated loss adjustment expenses paid
Accident year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2014	$27.6	$59.9	$68.1	$69.2	$69.2	$69.2	$69.2	$69.2	$69.2	$69.2
2015	—	37.3	73.3	80.0	80.5	80.6	80.6	80.6	80.6	80.5
2016	—	—	50.2	78.0	81.9	82.4	82.5	82.2	82.2	82.1
2017	—	—	—	58.8	75.3	80.7	80.8	81.1	81.2	81.3
2018	—	—	—	—	66.9	89.8	98.1	98.3	98.4	98.3
2019	—	—	—	—	—	99.4	134.0	139.7	140.5	140.6
2020	—	—	—	—	—	—	81.2	125.2	133.3	133.5
2021	—	—	—	—	—	—	—	85.0	117.2	123.5
2022	—	—	—	—	—	—	—	—	139.0	216.6
2023	—	—	—	—	—	—	—	—	—	205.6
Total										$1,231.2
	Net reserves for loss and allocated loss adjustment expenses from 2014 to 2023									259.1
	Net reserves for loss and allocated loss adjustment expenses prior to 2014									—
A&H - net reserves for loss and allocated loss adjustment expenses, end of year										$259.1

Casualty

Loss and allocated loss adjustment expenses incurred, net
Accident year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	IBNR loss and ALAE reserves, net
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2014	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2015	—	—	—	—	—	—	—	—	—	—	—
2016	—	—	—	—	—	—	—	—	—	—	—
2017	—	—	—	—	—	—	—	—	—	—	—
2018	—	—	—	—	1.5	1.5	1.1	1.2	0.7	0.6	0.1
2019	—	—	—	—	—	18.6	16.6	15.7	15.7	15.0	0.6
2020	—	—	—	—	—	—	46.8	47.7	48.4	49.3	2.3
2021	—	—	—	—	—	—	—	145.0	168.8	180.1	60.0
2022	—	—	—	—	—	—	—	—	234.8	238.5	129.8
2023	—	—	—	—	—	—	—	—	—	267.6	239.0
Total										$751.1	$431.8

Cumulative net losses and allocated loss adjustment expenses paid
Accident year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2014	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2015	—	—	—	—	—	—	—	—	—	—
2016	—	—	—	—	—	—	—	—	—	—
2017	—	—	—	—	—	—	—	—	—	—
2018	—	—	—	—	—	0.2	0.3	0.4	0.5	0.5
2019	—	—	—	—	—	1.3	6.8	10.0	12.6	13.3
2020	—	—	—	—	—	—	4.3	19.9	29.5	37.2
2021	—	—	—	—	—	—	—	10.6	48.9	74.3
2022	—	—	—	—	—	—	—	—	11.0	39.7
2023	—	—	—	—	—	—	—	—	—	16.1
Total										$181.1
	Net reserves for loss and allocated loss adjustment expenses from 2014 to 2023									570.0
	Net reserves for loss and allocated loss adjustment expenses prior to 2014									—
Casualty - net reserves for loss and allocated loss adjustment expenses, end of year										$570.0

Specialty

Loss and allocated loss adjustment expenses incurred, net
Accident year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	IBNR loss and ALAE reserves, net
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2014	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2015	—	—	—	—	—	—	—	—	—	—	—
2016	—	—	—	—	—	—	—	—	—	—	—
2017	—	—	—	—	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	—	—	—	—	—
2019	—	—	—	—	—	—	—	—	—	—	—
2020	—	—	—	—	—	—	—	—	—	—	—
2021	—	—	—	—	—	—	—	9.7	11.6	12.2	1.6
2022	—	—	—	—	—	—	—	—	101.0	95.3	48.5
2023	—	—	—	—	—	—	—	—	—	124.3	109.8
Total										$231.8	$159.9

Cumulative net losses and allocated loss adjustment expenses paid
Accident year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2014	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2015	—	—	—	—	—	—	—	—	—	—
2016	—	—	—	—	—	—	—	—	—	—
2017	—	—	—	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	—	—	—	—
2019	—	—	—	—	—	—	—	—	—	—
2020	—	—	—	—	—	—	—	—	—	—
2021	—	—	—	—	—	—	—	0.7	6.5	9.1
2022	—	—	—	—	—	—	—	—	11.7	39.9
2023	—	—	—	—	—	—	—	—	—	6.6
Total										$55.6
	Net reserves for loss and allocated loss adjustment expenses from 2014 to 2023									176.2
	Net reserves for loss and allocated loss adjustment expenses prior to 2014									—
Specialty - net reserves for loss and allocated loss adjustment expenses, end of year										$176.2

Property Other

Loss and allocated loss adjustment expenses incurred, net
Accident year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	IBNR loss and ALAE reserves, net
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2014	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2015	—	—	—	—	—	—	—	—	—	—	—
2016	—	—	—	—	—	—	—	—	—	—	—
2017	—	—	—	—	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	—	—	—	—	—
2019	—	—	—	—	—	—	—	—	—	—	—
2020	—	—	—	—	—	—	1.6	1.4	1.4	0.7	0.1
2021	—	—	—	—	—	—	—	4.2	2.7	2.8	1.4
2022	—	—	—	—	—	—	—	—	10.4	11.5	4.0
2023	—	—	—	—	—	—	—	—	—	19.9	14.5
Total										$34.9	$20.0

Cumulative net losses and allocated loss adjustment expenses paid
Accident year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2014	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2015	—	—	—	—	—	—	—	—	—	—
2016	—	—	—	—	—	—	—	—	—	—
2017	—	—	—	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	—	—	—	—
2019	—	—	—	—	—	—	—	—	—	—
2020	—	—	—	—	—	—	0.4	0.5	0.5	0.6
2021	—	—	—	—	—	—	—	0.5	1.0	1.1
2022	—	—	—	—	—	—	—	—	1.5	5.8
2023	—	—	—	—	—	—	—	—	—	1.6
Total										$9.1
	Net reserves for loss and allocated loss adjustment expenses from 2014 to 2023									25.8
	Net reserves for loss and allocated loss adjustment expenses prior to 2014									—
Property Other - net reserves for loss and allocated loss adjustment expenses, end of year										$25.8

Property Catastrophe

Loss and allocated loss adjustment expenses incurred, net
Accident year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	IBNR loss and ALAE reserves, net
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2014	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2015	—	—	—	—	—	—	—	—	—	—	—
2016	—	—	—	—	—	—	—	—	—	—	—
2017	—	—	—	—	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	—	—	—	—	—
2019	—	—	—	—	—	—	—	—	—	—	—
2020	—	—	—	—	—	—	—	—	—	—	—
2021	—	—	—	—	—	—	—	—	—	—	—
2022	—	—	—	—	—	—	—	—	1.7	1.8	1.3
2023	—	—	—	—	—	—	—	—	—	0.1	0.1
Total										$1.9	$1.4

Cumulative net losses and allocated loss adjustment expenses paid
Accident year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2014	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2015	—	—	—	—	—	—	—	—	—	—
2016	—	—	—	—	—	—	—	—	—	—
2017	—	—	—	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	—	—	—	—
2019	—	—	—	—	—	—	—	—	—	—
2020	—	—	—	—	—	—	—	—	—	—
2021	—	—	—	—	—	—	—	—	—	—
2022	—	—	—	—	—	—	—	—	—	0.3
2023	—	—	—	—	—	—	—	—	—	—
Total										$0.3
	Net reserves for loss and allocated loss adjustment expenses from 2014 to 2023									1.6
	Net reserves for loss and allocated loss adjustment expenses prior to 2014									—
Property Catastrophe - net reserves for loss and allocated loss adjustment expenses, end of year										$1.6

Reconciliation of loss development information to loss and loss adjustment expense reserves
The following table provides a reconciliation of the Company's loss and loss adjustment expense reserves as of December 31, 2023:

December 31, 2023
Net reserves for loss and allocated loss adjustment expenses
Reinsurance
Casualty	$996.7
Specialty	445.8
Property Other	183.6
Property Catastrophe	139.7
Other	0.1
Insurance & Services
A&H	259.1
Casualty	570.0
Specialty	176.2
Property Other	25.8
Property Catastrophe	1.6
Corporate (1)	371.2
Net reserves for loss and allocated loss adjustment expenses, end of year	3,169.8

Loss and allocated loss adjustment expenses recoverable
Reinsurance
Casualty	217.9
Specialty	219.1
Property Other	98.0
Property Catastrophe	78.7
Insurance & Services
A&H	89.1
Casualty	507.3
Specialty	44.5
Property Other	14.4
Property Catastrophe	0.5
Corporate	1,025.6
Total loss and allocated loss adjustment expenses recoverable	2,295.1

Unallocated loss adjustment expense reserves	55.9
Other items, net (2)	114.8
Deferred gains on retroactive reinsurance contracts	(27.5)
Gross reserves for loss and loss adjustment expenses, end of year	$5,608.1
(1)Corporate includes the results of all runoff business and is not presented in the loss development tables.
(2)Includes fair value adjustments associated with the acquisition of Sirius Group.
Cumulative claims frequency
The reporting of cumulative claims frequency for the reserve classes within the Reinsurance and Insurance & Services segments are deemed to be impracticable as the information necessary to provide complete cumulative claims frequency for these reserve classes is not available to the Company. The underlying claim count is not provided for most reinsurance contracts written on a quote share or aggregate loss basis, and certain MGAs report data to the Company in an aggregate format and therefore the information necessary to provide complete cumulative claims is not available.

Claims duration
The following table is presented as supplementary information and presents the Company’s historical average annual percentage payout of loss and loss adjustment expenses incurred, net by age, as of December 31, 2023:

	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
	(Unaudited)
Reinsurance
Casualty	13.6%	18.4%	13.0%	13.0%	8.6%	5.8%	3.5%	2.0%	1.1%	0.5%
Specialty	24.3%	24.7%	13.6%	5.8%	3.7%	1.4%	0.6%	0.6%	0.7%	0.4%
Property Other	24.8%	38.6%	15.2%	9.1%	1.8%	2.5%	1.0%	0.6%	0.2%	0.1%
Property Catastrophe	11.7%	25.5%	15.2%	12.5%	2.3%	4.7%	3.9%	—%	—%	(4.2)%
Other	37.7%	34.2%	15.7%	7.8%	2.5%	0.9%	1.0%	—%	—%	—%
Insurance & Services
A&H	57.1%	30.0%	6.4%	0.5%	0.1%	—%	—%	(0.1)%	—%	—%
Casualty	5.8%	18.3%	15.7%	16.0%	4.6%	2.1%	—%	—%	—%	—%
Specialty	8.2%	31.7%	21.0%	—%	—%	—%	—%	—%	—%	—%
Property Other	11.4%	32.5%	3.3%	5.6%	0.3%	—%	—%	—%	—%	—%
Property Catastrophe	(2.1)%	20.6%	—%	—%	—%	—%	—%	—%	—%	—%
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
The following tables provide a breakdown of the Company’s written and earned premiums and loss and loss adjustment expenses from direct business, reinsurance assumed and reinsurance ceded for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
Premiums written:
Direct	$1,678.7	$1,403.9	$718.0
Assumed	1,748.7	2,005.8	1,518.5
Gross premiums written	3,427.4	3,409.7	2,236.5
Ceded	(989.5)	(860.5)	(502.3)
Net premiums written	$2,437.9	$2,549.2	$1,734.2

	2023	2022	2021
Premiums earned:
Direct	$1,498.0	$1,153.6	$600.8
Assumed	1,826.0	1,915.2	1,598.5
Gross premiums earned	3,324.0	3,068.8	2,199.3
Ceded	(897.8)	(750.7)	(482.3)
Net premiums earned	$2,426.2	$2,318.1	$1,717.0

	2023	2022	2021
Loss and loss adjustment expense:
Direct	$1,008.6	$778.0	$349.3
Assumed	910.5	1,386.8	1,506.1
Loss and loss adjustment expense incurred	1,919.1	2,164.8	1,855.4
Ceded	(537.8)	(576.4)	(528.9)
Loss and loss adjustment expense incurred, net	$1,381.3	$1,588.4	$1,326.5
Because retrocessional reinsurance contracts do not relieve the Company of its obligation to its insureds, the collectability of balances due from the Company's reinsurers is important to its financial strength. The Company monitors the financial strength and ratings of retrocessionaires on an ongoing basis. As of December 31, 2023, the Company had loss and loss adjustment expenses recoverable of $2,295.1 million (December 31, 2022 - $1,376.2 million). Loss and loss adjustment expenses recoverable from the retrocessionaire are recorded as assets.
The following tables provide a listing of the Company’s loss and loss adjustment expenses recoverable by the reinsurer's S&P rating and the percentage of total recoverables as of December 31, 2023 and 2022. With certain reinsurers, if S&P's rating was not available, an equivalent AM Best or other major credit agencies’ rating was used.

	December 31, 2023
Rating (1) (2)	Gross	Collateral	Net	% of Net Total
AA	$294.5	$76.9	$217.6	24.4%
A	601.9	111.2	490.7	55.1%
BBB or lower	202.0	76.6	125.4	14.1%
Not rated	1,196.7	1,140.1	56.6	6.4%
Total	$2,295.1	$1,404.8	$890.3	100.0%

	December 31, 2022
Rating (1) (2)	Gross	Collateral	Net	% of Net Total
AA	$252.8	$41.2	$211.6	29.5%
A	370.6	48.5	322.1	44.9%
BBB or lower	246.7	104.8	141.9	19.8%
Not rated	506.1	464.2	41.9	5.8%
Total	$1,376.2	$658.7	$717.5	100.0%
(1) S&P’s ratings as detailed above are: "AAA" (Extremely Strong), "AA" (Very strong), "A" (Strong) and "BBB" (Adequate).
(2) Not rated represents reinsurers who are not rated by S&P, AM. Best, or another major rating agencies. Included in the “Not rated” category as of December 31, 2023 is $1,090.2 million related to Pallas Reinsurance Ltd. as a result of the 2023 LPT and 2021 LPT (2022 - $327.7 million related to Pallas Reinsurance Ltd. as a result of the 2021 LPT).
The following tables provide a listing of the five highest loss and loss adjustment expenses recoverable by reinsurer, along with percentage of total recoverable amount, the reinsurer's reinsurer rating by S&P, AM Best, or other major rating agencies and the percentage that the recoverable is collateralized as of December 31, 2023 and 2022:

	December 31, 2023
	Balance	% of Total	S&P rating	% Collateralized
Reinsurer:
Pallas Reinsurance Company Ltd.	$1,090.2	47.5%	Not rated	96.5%
Arch Reinsurance Ltd	169.3	7.4%	A+	1.0%
General Insurance Corporation of India	164.1	7.2%	BBB	27.4%
Pie Casualty Insurance Company	98.0	4.3%	A-	15.4%
Allianz SE	$94.4	4.1%	AA-	54.0%

	December 31, 2022
	Balance	% of Total	S&P rating	% Collateralized
Reinsurer:
Pallas Reinsurance Company Ltd.	$327.7	23.8%	Not rated	100.0%
General Insurance Corporation of India	184.9	13.4%	BBB	31.3%
Arch Reinsurance Ltd	79.6	5.8%	A+	1.3%
Swiss Reinsurance Company Ltd	68.6	5.0%	AA-	25.8%
Pie Casualty Insurance Company	$44.1	3.2%	Not rated	100.0%
14. Allowance for expected credit losses
The Company is exposed to credit losses primarily through sales of its insurance and reinsurance products and services. The financial assets in scope of the current expected credit losses impairment model primarily include the Company’s insurance and reinsurance balances receivable and loss and loss adjustment expenses recoverable. The Company pools these amounts by counterparty credit rating and applies a credit default rate that is determined based on the studies published by the rating agencies (e.g., AM Best, S&P, Fitch, Demotech). In circumstances where ratings are unavailable, the Company applies an internally developed default rate based on historical experience, reference data including research publications, and other relevant inputs.
The Company's assets in scope of the current expected credit loss assessment as of December 31, 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022
Insurance and reinsurance balances receivable, net (1)	$1,966.3	$1,876.9
Loss and loss adjustment expenses recoverable, net	2,295.1	1,376.2
Other assets (2)	76.8	52.4
Total assets in scope	$4,338.2	$3,305.5
(1)As of December 31, 2023, one counterparty’s insurance and reinsurance balances receivable of $234.7 million exceeded 10% of the Company’s total insurance and reinsurance balances receivable (December 31, 2022 - $236.5 million).
(2)Relates to MGA trade receivables (included in other assets in the Company’s consolidated balance sheets), loans receivables (included in other long-term investments in the Company’s consolidated balance sheets) and interest and dividend receivables.
The Company’s allowance for expected credit losses was $28.8 million as of December 31, 2023 (December 31, 2022 - $34.3 million). For the year ended December 31, 2023, the Company recorded current expected credit (gains) of $(1.5) million (2022 - $12.7 million and 2021 - $21.0 million). The change in allowance amounts are included in net corporate and other expenses in the consolidated statements of income (loss).
The Company monitors counterparty credit ratings and macroeconomic conditions, and considers the most current AM Best, S&P, and other major credit rating agencies to determine the allowance each quarter. As of December 31, 2023, approximately 69% of the total gross assets in scope were balances with counterparties rated by major credit rating agencies, of the total rated, 85% were rated A- or better.

15. Debt and letter of credit facilities
Debt obligations
The following table represents a summary of the Company’s debt obligations on its consolidated balance sheets as of December 31, 2023 and December 31, 2022:

	December 31, 2023		December 31, 2022
	Amount	Effective rate (1)	Amount	Effective rate (1)
2017 SEK Subordinated Notes, at face value	$273.6	7.7%	$264.3	6.0%
Unamortized discount	(5.7)		(5.7)
2017 SEK Subordinated Notes, carrying value	267.9		258.6
2016 Senior Notes, at face value	400.0	4.6%	400.0	4.5%
Unamortized premium	3.5		4.8
2016 Senior Notes, carrying value	403.5		404.8
2015 Senior Notes, at face value	115.0	7.0%	115.0	7.0%
Unamortized issuance costs	(0.2)		(0.4)
2015 Senior Notes, carrying value	114.8		114.6
Total debt	$786.2		$778.0
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
As a result of the Company’s merger with Sirius Group, the Company assumed the existing and outstanding aggregate principal amount of the 2017 SEK Subordinated Notes pursuant to the First Supplemental Subordinated Indenture, dated May 27, 2021, among SIG, the Company and The Bank of New York Mellon, as trustee (the “Trustee”). The Company was in compliance with all debt covenants as of and for the period ended December 31, 2023.
For the year ended December 31, 2023, the Company recorded $20.0 million of interest expense, inclusive of amortization of discount, on the 2017 SEK Subordinated Notes (2022 - $13.2 million). For the year ended December 31, 2023, the Company also recognized $9.1 million of foreign exchange losses on the translation of the 2017 SEK Subordinated Notes into USD from SEK (2022 - $38.0 million gain).
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
As a result of the Company’s merger with SIG, the Company assumed the existing and outstanding aggregate principal amount of the 2016 SIG Senior Notes pursuant to the Third Supplemental Senior Indenture, dated May 27, 2021, among SIG, the Company and the Trustee. The Company was in compliance with all debt covenants as of and for the period ended December 31, 2023.
For the year ended December 31, 2023, the Company recorded $17.2 million of interest expense, inclusive of amortization of premium, on the 2016 Senior Notes (2022 - $17.2 million).

2015 Senior Notes
As of December 31, 2023, the Company had outstanding debt obligations consisting of an aggregate principal amount of $115.0 million of senior unsecured notes (the “2015 Senior Notes”) due February 13, 2025. The 2015 Senior Notes bear interest at 7.0% and interest is payable semi-annually on February 13 and August 13 of each year. The Company was in compliance with all debt covenants as of and for the years ended December 31, 2023 and December 31, 2022.
As a result of the Company’s merger with Third Point Re (USA) Holdings Inc, the Company acquired the existing and outstanding aggregate principal amount of the 2015 Senior Notes pursuant to the Second Supplemental Indenture, dated December 31, 2021, among Third Point Re (USA) Holdings Inc, the Company and the Trustee.
For the year ended December 31, 2023, the Company recorded $8.2 million of interest expense, inclusive of amortization of issuance costs, on the 2015 Senior Notes (2022 - $8.2 million).
Interest expense
Total interest expense incurred by the Company for its indebtedness for the year ended December 31, 2023 was $45.4 million (2022 - $38.6 million), and funds withheld of $16.2 million in association with the 2023 LPT. See Note 4 - Significant transactions for further discussion on the 2023 LPT.
Standby letter of credit facilities
As of December 31, 2023, the Company had entered into the following letter of credit facilities:

	Letters of Credit		Collateral
	Committed Capacity	Issued	Cash and Cash Equivalents	Debt securities
Committed - Secured letters of credit facilities	$355.0	$297.6	$13.8	$226.8
Uncommitted - Secured letters of credit facilities	$—	957.3	43.1	1,131.2
		$1,254.9	$56.9	$1,358.0
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
Revolving credit facility
In addition to the letter of credit facilities above, the Company entered into a three-year, $300.0 million senior unsecured revolving credit facility (the “Facility”) with JPMorgan Chase Bank, N.A. as administrative agent, effective February 26, 2021, which was renewed in February 2024 for one additional year. The Facility includes an option, subject to satisfaction of certain conditions including agreement of lenders representing greater than a majority of commitments, for the Company to request an extension by such lenders of the maturity date of the Facility by an additional 12 months. The Facility provides access to loans for working capital and general corporate purposes, and letters of credit to support obligations under insurance and reinsurance agreements, retrocessional agreements and for general corporate purposes. Loans and letters of credit under the Facility will become available, subject to customary conditions precedent. As of December 31, 2023, there were no outstanding borrowings under the Facility.
16. Income taxes
The Company provides for income tax expense or benefit based upon pre-tax income or loss reported in the consolidated statements of income (loss) and the provisions of currently enacted tax laws. For the year ended December 31, 2023, the Company and its subsidiaries organized in Bermuda were not subject to income taxes imposed by the government of Bermuda. Starting in 2025, a 15% corporate income tax is expected to apply to our Bermuda operations as a result of the enactment of the Corporate Income Tax Act 2023 (the “Bermuda CIT”). The Bermuda CIT legislation includes specific provisions intended to administer a fair and equitable transition into the new tax system, referred to as the economic transition adjustment (“ETA”) and opening tax loss carryforward (“OTLC”). We expect that SiriusPoint Ltd. and at least one of its major subsidiaries organized and operating in Bermuda will be subject to these provisions. As result, in the fourth quarter of

2023 (the period of enactment), the Company recorded a net deferred tax asset in the amount of $100.8 million in connection with the Bermuda CIT. We expect that our in-scope entities will incur increased tax expense in Bermuda beginning in 2025.
The Company has subsidiaries and branches that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate. The jurisdictions in which the Company's subsidiaries and branches are subject to tax are Belgium, Bermuda, Canada, Germany, Gibraltar, Hong Kong (China), Ireland, Luxembourg, Singapore, Sweden, Switzerland, the United Kingdom, and the United States.
The following is a summary of the Company’s income (loss) before income tax benefit by jurisdiction for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
Bermuda	$21.5	$(151.7)	$178.5
U.S.	98.6	(47.0)	21.8
U.K.	2.7	(9.7)	1.9
Sweden	156.7	(174.6)	(138.1)
Luxembourg	38.1	(37.2)	(20.5)
Other	1.1	(2.5)	1.5
Income (loss) before income tax benefit	$318.7	$(422.7)	$45.1
For the years ended December 31, 2023, 2022 and 2021, income tax benefit consisted of the following:

	2023	2022	2021
Current tax (expense) benefit:
U.S. Federal	$(17.0)	$1.6	$(3.5)
State	(1.4)	(0.9)	(1.8)
Non-U.S.	(13.9)	(3.2)	(18.2)
Total current tax expense	(32.3)	(2.5)	(23.5)
Deferred tax (expense) benefit:
U.S. Federal	(3.7)	20.7	(13.1)
State	(0.3)	2.0	(4.8)
Non-U.S.	81.3	16.5	52.1
Total deferred tax benefit	77.3	39.2	34.2
Total income tax benefit	$45.0	$36.7	$10.7

Effective Rate Reconciliation
The following table presents a reconciliation of expected income taxes to income tax benefit for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
Tax (expense) benefit at the 0% Bermuda statutory rate	$—	$—	$—
Differences in taxes resulting from:
Bermuda Tax Law Enactment	100.8	—	—
Non-Bermuda earnings	(73.1)	52.9	17.6
Foreign currency effects	9.1	(10.7)	(19.0)
Non-Taxable/Deductible Income	7.6	(1.4)	7.2
Change in Valuation Allowance	(4.7)	(14.3)	10.5
Tax on Safety Reserve	(2.3)	(2.4)	(1.0)
Change in uncertain tax position	—	8.0	(8.0)
Tax rate change	—	2.7	4.3
State taxes expense	(1.4)	(0.7)	(0.9)
Provision-to-return true up	11.2	3.9	(0.5)
Non-Deductible expenses	(0.6)	—	—
Other, net	(1.6)	(1.3)	0.5
Total income tax benefit	$45.0	$36.7	$10.7
The Tax Cuts and Jobs Act (“TCJA”) includes a Base Erosion and Anti-Abuse Tax (“BEAT”) provision, which is essentially a minimum tax on certain otherwise deductible payments made by U.S. entities to non-U.S. affiliates, including cross-border interest payments and reinsurance premiums paid or ceded. The statutory BEAT rate is 10% through 2025, and then rises to 12.5% in 2026 and thereafter. The TCJA also includes provisions for Global Intangible Low-Taxed Income (“GILTI”), under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries. Consistent with accounting guidance, the Company will treat BEAT as an in period tax charge when incurred in future periods for which no deferred taxes need to be provided and has made an accounting policy election to treat GILTI taxes in a similar manner. No provision for income taxes related to BEAT or GILTI was recorded as of December 31, 2023 and December 31, 2022.
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
Deferred Tax Inventory
The following table presents the tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Deferred tax assets:
Non-U.S. net operating loss carryforwards	$309.6	$301.1
Purchase accounting	2.4	16.9
Tax credit carryforwards	30.5	16.0
Unearned premiums	21.7	22.1
U.S. federal net operating loss and capital carryforwards	11.8	17.8
Discounting of loss and loss adjustment expense reserves	17.5	9.3
Intangible assets	57.0	—
Unrealized losses on investments	8.5	9.0
Investment basis differences	7.5	10.7
Foreign currency translation on investments	5.2	—
Incentive compensation and benefit accruals	4.3	5.8
Deferred interest	4.2	4.3
Allowance for doubtful accounts	3.7	4.0
Other items	13.3	4.0
Total gross deferred tax assets	497.2	421.0
Valuation allowance	(112.4)	(114.3)
Total adjusted deferred tax asset	$384.8	$306.7

Deferred tax liabilities:
Safety reserve	$129.1	$126.5
Deferred acquisition costs	23.3	22.5
Intangible assets	—	13.4
Foreign currency translation on investments	—	0.9
Other Items	7.5	2.9
Total deferred tax liabilities	159.9	166.2
Net deferred tax assets	$224.9	$140.5
Of the net deferred tax asset, net of valuation allowance, of $224.9 million as of December 31, 2023, $65.5 million relates to net deferred tax assets in U.S. subsidiaries, $122.1 million relates to net deferred tax assets in Luxembourg subsidiaries, $100.8 million relates to net deferred tax assets in Bermuda subsidiaries, $5.2 million relates to net deferred tax liabilities in UK subsidiaries, $57.6 million relates to net deferred tax liabilities in Sweden subsidiaries, and $0.7 million relates to net deferred tax liabilities in other jurisdictions.
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
Based on this approach, for the year ended December 31, 2023, the Company recorded $112.4 million in the valuation allowance applicable to deferred tax assets. Of the $112.4 million, $64.4 million relates to net operating loss carryforwards in Luxembourg subsidiaries, $39.1 million relates primarily to net operating loss carryforwards in the United Kingdom, $7.2 million relates to foreign tax credits in the United States and $1.7 million relates to net operating loss carryforwards in Singapore.

Net Operating Loss and Capital Loss Carryforwards
Net operating loss and capital loss carryforwards as of December 31, 2023, the expiration dates and the deferred tax assets thereon are as follows:

	December 31, 2023
	United States	Luxembourg	Sweden	U.K.	Singapore	Bermuda	Total
2024-2028	$1.4	$—	$—	$—	$—	$—	$1.4
2029-2043	36.5	74.8	—	—	—	—	111.3
No expiration date	21.1	676.8	196.5	142.8	8.4	296.1	1,341.7
Total	$59.0	$751.6	$196.5	$142.8	$8.4	$296.1	$1,454.4

Gross deferred tax asset	$11.8	$187.5	$40.5	$35.4	$1.7	$44.4	$321.3
Valuation allowance	—	(64.4)	—	(35.4)	(1.7)	—	(101.5)
Net deferred tax asset	$11.8	$123.1	$40.5	$—	$—	$44.4	$219.8
The Company expects to utilize net operating loss carryforwards in Luxembourg of $493.3 million but does not expect to utilize the remainder based on forecasted taxable income. The U.S. net operating loss carryforwards of $59.0 million are subject to an annual limitation on utilization under Internal Revenue Code Section 382. Of the Section 382 limited loss carryforwards, $1.4 million will expire between 2023 and 2025, $36.5 million will expire between 2036 and 2039 and the remaining $21.1 million does not expire. The Company expects to utilize all of the U.S. net operating loss carryforwards.
Foreign Tax Credits
As of December 31, 2023, there are U.S. foreign tax credits carryforwards available of $9.2 million, of which $0.7 million expires in 2024 and the remaining will expire between 2025 and 2033. As of December 31, 2023, there are alternative minimum tax credit carryforwards of $0.1 million which do not expire and are expected to become fully refundable beginning in the 2024 tax year under the TCJA. Further, there are Swedish foreign tax credits carryforwards available of $20.7 million and will start to expire in 2026.
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
The following table is a reconciliation of the beginning and ending unrecognized tax benefits for the years ended December 31, 2023 and 2022:

	Permanent differences (1)	Temporary differences (2)	Interest and penalties (3)	Total
Balance as of January 1, 2022	$9.7	$0.3	$0.7	$10.7
Changes in prior year tax positions	(8.0)	(0.3)	—	(8.3)
Lapse in statute of limitations	(0.1)	—	—	(0.1)
Balance as of December 31, 2022	1.6	—	0.7	2.3
Balance as of December 31, 2023	$1.6	$—	$0.7	$2.3
(1)Represents the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate.
(2)Represents the amount of unrecognized tax benefits that, if recognized, would create a temporary difference between the reported amount of an item in the consolidated balance sheets and its tax basis.
(3)Net of tax benefit.
As of December 31, 2023, the total reserve for unrecognized tax benefits is $2.3 million. If the Company determines in the future that its reserves for unrecognized tax benefits on permanent differences and interest and penalties are not needed, the reversal of $1.6 million of such reserves as of December 31, 2023 would be recorded as an income tax benefit and would impact the effective tax rate.
The Company classifies all interest and penalties on unrecognized tax benefits as part of income tax expense. During the year ended December 31, 2023, the Company did not recognize interest expense, net of any tax benefit (2022 - none and 2021 - $0.1 million). As of December 31, 2023, the balance of accrued interest, net of any tax benefit, is $0.7 million (2022 - $0.7 million).
Tax Examinations
With few exceptions, which are not material, the Company is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2019.
17. Shareholders' equity
Common shares
The following table presents a summary of the common shares issued and outstanding and shares repurchased as of and for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
Common shares issued and outstanding, beginning of year	162,177,653	161,929,777	95,582,733
Issuance of common shares, net of forfeitures and shares withheld	1,531,040	942,923	3,133,969
Issuance of common shares upon exercise of warrants	4,025,899	—	—
Issuance of common shares upon exercise of options	385,430	—	220,000
Shares repurchased	—	(695,047)	—
Performance restricted shares granted, net of forfeitures and shares withheld	—	—	(1,431,963)
Issuance of common shares for Sirius Group acquisition	—	—	58,331,196
Issuance of common shares to related party	—	—	6,093,842
Common shares issued and outstanding, end of year	168,120,022	162,177,653	161,929,777
The Company’s authorized share capital consists of 300,000,000 common shares with a par value of $0.10 each. During the years ended December 31, 2023, 2022 and 2021, the Company did not pay any dividends to its common shareholders.
Preference shares
The Company’s authorized share capital also consists of 30,000,000 preference shares with a par value of $0.10 each.
Series B preference shares
The Series B preference shares are listed on the New York Stock Exchange under the symbol “SPNT PB”. The Company has 8,000,000 of Series B preference shares outstanding, par value $0.10. Dividends on the Series B preference shares are cumulative and payable quarterly in arrears at an initial rate of 8.0% per annum. The preference shareholders have no voting rights with respect to the Series B preference shares unless dividends have not been paid for six dividend periods, whether or not consecutive, in which case the holders of the Series B preference shares have the right to elect two directors.
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
During the year ended December 31, 2023, the Company declared and paid dividends of $16.0 million (2022 - $16.0 million) to the Series B preference shareholders.
Share repurchases
Under the common share repurchase program, the Company may repurchase shares from time to time in privately negotiated transactions or in open-market purchases in accordance with all applicable securities laws and regulations, including Rule

10b-18 of the Securities Exchange Act of 1934, as amended. On August 5, 2021, the Company’s Board of Directors expanded the scope of the prior authority to include the repurchase of outstanding CVRs and warrants. The CVRs were settled upon maturity on February 26, 2023, and are no longer available for repurchase. As of December 31, 2023 the Company was authorized to repurchase up to an aggregate of $56.3 million of outstanding common shares and warrants under its repurchase program.
During the year ended December 31, 2023, the Company did not repurchase any of its common shares in the open market. During the year ended December 31, 2022, the Company repurchased 695,047 of its common shares in the open market for $5.0 million at a weighted average cost, including commissions, of $7.17 per share. Common shares repurchased by the Company during the period were retired.
18. Share-based compensation and employee benefit plans
Share-based compensation
As of December 31, 2023, the Company’s share-based awards consisted of Restricted Share Units (“RSUs”), Performance Share Units (“PSUs”), Restricted Share Awards (“RSAs”) and options.
As part of the 2022-2024 annual long-term incentive award cycle, the Company granted to its employees a number of RSUs pursuant to the terms and conditions of the SiriusPoint Ltd. 2013 Omnibus Incentive Plan. The RSUs generally vest over three years in equal, one-third installments on each anniversary of the award grant date subject to continued provision of services through the applicable vesting date. As of December 31, 2023, 15,808,431 (December 31, 2022 - 17,018,916) of the Company’s common shares were available for future issuance under the equity incentive compensation plans.
The total share-based compensation expense recognized during the years ended December 31, 2023, 2022 and 2021 was $21.4 million, $26.8 million and $22.6 million, respectively.
As of December 31, 2023, the Company had $23.3 million (December 31, 2022 - $24.2 million) of unamortized share compensation expense, which is expected to be amortized over a weighted average period of 1.8 years (December 31, 2022 - 1.7 years).
Restricted Share Units
RSU activity for the year ended December 31, 2023 was as follows:

	Number of non- vested restricted shares	Weighted average grant date fair value
Balance as of January 1, 2023	5,161,413	$7.29
Granted	1,104,858	9.66
Forfeited	(630,329)	9.32
Vested	(2,764,256)	7.44
Balance as of December 31, 2023	2,871,686	$7.90
RSUs with service condition vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment or service and transferability.
Restricted Share Awards
Restricted share award activity for the year ended December 31, 2023 was as follows:

	Number of non- vested restricted shares	Weighted average grant date fair value
Balance as of January 1, 2023	1,708,608	$7.40
Granted	116,485	9.37
Forfeited	(3,665)	10.44
Vested	(1,171,901)	7.76
Balance as of December 31, 2023	649,527	$7.63

RSAs vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment or service and transferability.
Performance Share Units
PSU activity for the year ended December 31, 2023 was as follows:

	Number of non- vested PSUs	Number of non- vested PSUs probable of vesting	Weighted average grant date fair value of PSUs probable of vesting
Balance as of January 1, 2023	576,678	576,678	$9.85
Granted	1,790,982	1,790,982	9.56
Forfeited	(374,311)	(374,311)	9.74
Vested	(2,882)	(2,882)	10.36
Balance as of December 31, 2023	1,990,467	1,990,467	$9.61
PSUs vest over four distinct performance periods subject to participant’s continued provision of services to the Company until the vesting date.
Options
The share options issued to management under the Share Incentive Plan are subject to a service condition. The fair value of share options issued were estimated on the grant date using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model used the following assumptions for options granted during the years ended December 31, 2022 and 2021 (there were no options granted for the year ended December 31, 2023):

	2022	2021
Dividend yield	—%	—%
Risk free interest rate	3.57%	1.55%
Expected volatility(1)	32.30%	34.17%
Expected life (in years)	6.3	6.5
Weighted average grant date fair value	$1.93	$3.28
(1) The volatility assumption used was based on the average estimated volatility of a reinsurance peer group.
The options activity for the year ended December 31, 2023 were as follows:

	Number of options	Weighted average exercise price
Outstanding as of January 1, 2023	5,342,739	$9.25
Granted	—	—
Forfeited and expired	(795,993)	15.15
Exercised	(385,430)	7.78
Outstanding as of December 31, 2023	4,161,316	8.26
Exercisable as of December 31, 2023	3,375,728	$8.43
As of December 31, 2023 the weighted average remaining contractual term for options outstanding and exercisable was 3.4 years and 3.2 years, respectively (2022 - 4.0 years and 1.6 years, respectively).
As of December 31, 2023, the aggregate intrinsic value of options outstanding and options exercisable was $13.9 million and $10.7 million, respectively (December 31, 2022 - immaterial). For the year ended December 31, 2023, the Company received $3.0 million proceeds from the exercise of options (2022 - none ).
Employee Benefit and Contribution Plans
The Company operates several retirement plans in accordance with the local regulations and practices. These plans cover substantially all of the Company’s employees and provide benefits to employees in event of death, disability, or retirement.

Certain employees of SiriusPoint International can participate in defined benefit plans which are based on the employees' pension entitlements and length of employment. As of December 31, 2023, the projected benefit obligation of SiriusPoint International’s various benefit plans was $14.1 million (2022 - $18.3 million) and the funded status was $5.1 million (2022 - $6.0 million). As of December 31, 2023, the Swedish plan had a funded status of $6.5 million (2022 - $7.6 million) and the German plan had a funded status of $(1.4) million (2022 - $(1.6) million). The accumulated benefit obligation for the year ended December 31, 2023 was $15.3 million (2022 - $13.5 million).
Total expenses related to the Company’s contributions to defined contribution plans was $14.8 million for the year ended December 31, 2023 (2022 - $6.1 million and 2021 - $6.9 million).
19. Earnings (loss) per share available to SiriusPoint common shareholders
The following sets forth the computation of basic and diluted earnings (loss) per share available to SiriusPoint common shareholders for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
Weighted-average number of common shares outstanding:	($ in millions, except share and per share amounts)
Basic number of common shares outstanding	163,341,448	160,228,588	148,667,770
Dilutive effect of options	595,908	—	—
Dilutive effect of warrants	899,249	—	—
Dilutive effect of restricted share awards and units	3,176,462	—	1,488,696
Dilutive effect of Series A preference shares	1,594,281	—	—
Diluted number of common shares outstanding	169,607,348	160,228,588	150,156,466
Basic earnings (loss) per common share:
Net income (loss) available to SiriusPoint common shareholders	$338.8	$(402.8)	$44.6
Net income allocated to SiriusPoint participating common shareholders	(24.3)	—	(3.4)
Net income (loss) allocated to SiriusPoint common shareholders	$314.5	$(402.8)	$41.2
Basic earnings (loss) per share available to SiriusPoint common shareholders	$1.93	$(2.51)	$0.28
Diluted earnings (loss) per common share:
Net income (loss) available to SiriusPoint common shareholders	$338.8	$(402.8)	$44.6
Net income allocated to SiriusPoint participating common shareholders	(24.3)	—	(3.4)
Net income (loss) allocated to SiriusPoint common shareholders	$314.5	$(402.8)	$41.2
Diluted earnings (loss) per share available to SiriusPoint common shareholders	$1.85	$(2.51)	$0.27
For the year ended December 31, 2023, options of 2,697,116, warrants of 26,013,599, and and restricted share units of 75,154 were excluded from the computation of diluted earnings per share available to SiriusPoint common shareholders.
For the year ended December 31, 2022, options of 4,257,266 and warrants of 31,123,755 were excluded from the computation of diluted loss per share available to SiriusPoint common shareholders.
For the year ended December 31, 2021, options of 7,087,095, warrants of 31,123,755 and Upside Rights of 10,000,000 were excluded from the computation of diluted earnings per share available to SiriusPoint common shareholders.
20. Related party transactions
In addition to the transactions disclosed in Notes 8 and 11 to these consolidated financial statements, the following transactions are classified as related party transactions, as the counterparties have either a direct or indirect shareholding in the Company or the Company has an investment in such counterparty.
(Re)insurance contracts
During the year ended December 31, 2023, insurance and reinsurance contracts with certain of the Company’s insurance and MGA related parties resulted in gross written premiums of $302.2 million (2022 - $336.4 million). As of December 31, 2023, the Company had total receivables from these related parties of $61.8 million and no payables (2022 - $59.6 million and $4.6 million, respectively).

Investments managed by related parties
The following table provides the fair value of the Company's investments managed by related parties as of December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
Third Point Enhanced LP	$77.5	$100.3
Third Point Venture Offshore Fund I LP	25.0	26.0
Third Point Venture Offshore Fund II LP	3.1	2.5
Investments in related party investment funds, at fair value	105.6	128.8
Third Point Optimized Credit Portfolio (1)(2)	562.0	530.7
Total investments managed by related parties	$667.6	$659.5
(1)The Third Point Optimized Credit Portfolio is reported in debt securities available for sale and trading in the consolidated balance sheets.
(2)Does not include asset-backed securities withdrawn as a redemption in-kind from the TP Enhanced Fund as of December 31, 2023 (December 31, 2022 - $59.9 million).
Management, advisory and performance fees to related parties
The total management, advisory and performance fees to related parties for the years ended December 31, 2023, 2022 and 2021 were as follows:

	2023	2022	2021
Management and advisory fees	$5.2	$7.3	$17.9
Performance fees	0.9	(1.2)	75.7
Total management, advisory and performance fees to related parties (1)	$6.1	$6.1	$93.6
(1)Management, advisory and performance fees for the Related Party Investment Funds, where applicable, are presented within net realized and unrealized investment gains (losses) from related party investment funds in the consolidated statements of income (loss)
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
Performance fees
Third Point Enhanced LP
Pursuant to the 2022 and 2020 LPA, TP GP receives a performance fee allocation equal to 20% of the Company’s investment income in the related party investment fund. The performance fee is included as part of “Investments in related party investment fund, at fair value” on the Company’s consolidated balance sheets since the fees are charged at the TP Enhanced Fund level.
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
For the year ended December 31, 2023, Guy Carpenter & Company accounted for 12.1% of gross premiums written. For the year ended December 31, 2022, Guy Carpenter & Company and Aon Corporation accounted for 13.0% and 18.3% of gross premiums written respectively. For the year ended December 31, 2021, Guy Carpenter & Company, Aon Corporation and Arthur J. Gallagher & Co. accounted for 18.5%, 24.0%, and 10.9% of gross premiums written respectively. No other source individually contributed more than 10% of total gross premiums written in any of the last three years.
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
Promissory Note & Loan Agreement
On September 16, 2020, the Company entered into an Unsecured Promissory Note agreement with Arcadian, pursuant to which the Company has committed to loan up to $18.0 million. Interest shall accrue and be computed on the aggregate principal amount drawn and outstanding at a rate of 8.0% per annum. No amounts were drawn as of December 31, 2023.
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
Leases
The Company operates globally and leases office space under various non-cancelable operating lease agreements.
During the year ended December 31, 2023, the Company recognized operating lease expense of $10.3 million (2022 - $12.8 million and 2021 - $10.5 million), including property taxes and routine maintenance expense as well as rental expenses related to short term leases.
The following table presents the lease balances within the consolidated balance sheets as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Operating lease right-of-use assets(1)	$25.6	$25.9
Operating lease liabilities(2)	$28.4	$30.3

Weighted average lease term (years)	4.1	5.5
Weighted average discount rate	2.9%	3.1%
(1) Operating lease right-of-use assets are included in other assets on the Company’s consolidated balance sheets.
(2) Operating lease liabilities are included in accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets.
Future minimum rental commitments as of December 31, 2023 under these leases are expected to be as follows:

Future Payments
2024	$6.7
2025	5.8
2026	5.0
2027	4.1
2028 and thereafter	9.2
Total future annual minimum rental payments	30.8
Less: present value discount	(2.4)
Total lease liability as of December 31, 2023	$28.4

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
The BMA acts as the group supervisor for the Company. The Company is currently completing its group BSCR for the year ended December 31, 2023, which must be filed with the BMA on or before May 31, 2024, and at this time, the Company believes it will exceed the target level of required statutory economic capital and surplus. During 2023 and 2022, the Company did not pay any dividends to its common shareholders.
The Company has two Bermuda based insurance subsidiaries: SiriusPoint Bermuda, a Class 4 insurer, and Alstead Re, a Class 3A insurer. Each of these Bermuda insurance subsidiaries are registered under the Insurance Act and are subject to regulation and supervision of the BMA. The Company is currently completing its BSCRs for SiriusPoint Bermuda and Alstead Re for the year ended December 31, 2023, which must be filed with the BMA on or before April 30, 2024, and at this time, the Company believes it will exceed the target level of required statutory economic capital and surplus. Each of the Company’s Bermuda based insurance subsidiaries met their target level of required statutory economic capital and surplus for the year ended December 31, 2022. The following is a summary of available and required statutory economic capital and surplus of the Bermuda based insurance subsidiaries as of December 31, 2022:

December 31, 2022
Available statutory economic capital and surplus
SiriusPoint Ltd.	$2,986.4
SiriusPoint Bermuda	3,289.2
Alstead Re	5.3
Required statutory economic capital and surplus
SiriusPoint Ltd.	1,374.9
SiriusPoint Bermuda	1,342.8
Alstead Re	$1.9

The following is a summary of the statutory net income (loss) for the Bermuda based insurance subsidiaries for the years ended December 31, 2023 and 2022:

	2023	2022
SiriusPoint Bermuda	$416.8	$(360.1)
Alstead Re	$0.7	$0.9
The Bermuda based insurance subsidiaries are also required to maintain a minimum liquidity ratio whereby the value of their relevant assets are not less than 75% of the amount of their relevant liabilities for general business. As of December 31, 2023, all liquidity ratio requirements were met.
SiriusPoint Bermuda’s ability to pay dividends is limited under Bermuda law and regulations. SiriusPoint Bermuda may declare dividends subject to it continuing to meet its solvency and capital requirements, which includes continuing to hold statutory capital and surplus equal to or exceeding its ECR. In addition, SiriusPoint Bermuda is prohibited from declaring or paying in any fiscal year dividends of more than 25% of its prior year’s statutory capital and surplus unless SiriusPoint Bermuda files with the BMA a signed affidavit by at least two members of the Board of Directors attesting that a dividend would not cause SiriusPoint Bermuda to fail to meet its capital requirements. As of December 31, 2023, SiriusPoint Bermuda could pay dividends of approximately $810.0 million (2022 - $713.5 million) without providing an affidavit to the BMA. The BMA is assessing the impact of the Bermuda CIT on statutory capital and surplus, and has indicated that the impact of the Bermuda CIT shall not be reflected in statutory capital and surplus until it has completed its assessment. SiriusPoint Bermuda indirectly owns SiriusPoint International, SiriusPoint America, and SiriusPoint’s other insurance and reinsurance operating companies, each of which are limited in their ability to pay dividends by the insurance laws of their relevant jurisdictions.
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
The Company participates in the Lloyd's market through the 100% ownership of SiriusPoint Corporate Member Ltd., a Lloyd's corporate member, which in turn provides underwriting stamp capacity to Syndicate 1945. The Company has its own Lloyd's managing agent, SiriusPoint International Managing Agency, which manages Syndicate 1945. Lloyd's approved net capacity for 2023 was £114.0 million, or approximately $145.2 million (based on the December 31, 2023 GBP to USD exchange rate). Stamp capacity is a measure of the amount of net premium (premiums written less acquisition costs) that a syndicate is authorized by Lloyd's to write.
SiriusPoint International is subject to regulation and supervision by the Swedish Financial Supervisory Authority ("SFSA"). Under Solvency II, the SFSA also acts as the European Economic Area group supervisor, with Sirius Group International S.a.r.l. ("SGI") serving as the highest European entity subject to the SFSA's group supervision. Solvency II regulation in Europe gives the SFSA the option to waive European-level group supervision if certain legal requirements are met. As of December 31, 2023, the SFSA has not exercised this option.
For the year ended December 31, 2023, SiriusPoint International’s statutory net income (loss) was $152.0 million (2022 - $(69.6) million). The Company is currently completing its statutory returns for SiriusPoint International and SGI for the year ended December 31, 2023, which must be filed with the SFSA on or before April 8, 2024 and May 20, 2024, respectively, and at this time, the Company believes it will exceed the target level of required capital and surplus.

SiriusPoint International has the ability to pay dividends to its immediate parent subject to the availability of unrestricted equity, calculated in accordance with the Swedish Act on Annual Accounts in Insurance Companies and the SFSA. Unrestricted equity is calculated on a consolidated group account basis and on a parent account basis. Differences between the two include but are not limited to accounting for goodwill, subsidiaries (with parent accounts stated at original foreign exchange rates), taxes and pensions. SiriusPoint International's ability to pay dividends is limited to the "lower of" unrestricted equity as calculated within the group and parent accounts. As of December 31, 2023, SiriusPoint International had $628.1 million (based on the December 31, 2023 SEK to USD exchange rate) of unrestricted equity on a stand alone basis (the lower of the two approaches) available to pay dividends in 2023 (2022 - $437.4 million). The amount of dividends available to be paid by SiriusPoint International in any given year is also subject to cash flow and earnings generated by SiriusPoint International's business, the maintenance of adequate solvency capital ratios for SiriusPoint International and the consolidated SGI group, as well as to dividends received from its subsidiaries. Earnings generated by SiriusPoint International's business that are allocated to the Safety Reserve are not available to pay dividends (see "Safety Reserve" below). During 2023, SiriusPoint International declared a dividend of SEK 167.0 million (or $15.4 million on date of declaration) and paid SEK 84.0 million (or $8.0 million on date of payment) of dividends declared prior to 2023.
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
The following is a summary of estimated required statutory capital and surplus of the U.S. based insurance and reinsurance subsidiaries as of December 31, 2023 and actual amounts as of December 31, 2022:

	December 31, 2023	December 31, 2022
Estimated statutory capital and surplus
SiriusPoint America	$626.9	$508.8
SiriusPoint Specialty	72.5	57.0
Oakwood	40.0	39.4
Required statutory capital and surplus(1)
SiriusPoint America	177.0	153.5
SiriusPoint Specialty	9.7	9.2
Oakwood	$0.3	$0.3
(1)Equals the authorized control level of the NAIC risk-based capital. The subsidiaries’ available capital exceeded their respective RBC requirements.
The following is a summary of the statutory net income (loss) for the U.S. based insurance and reinsurance subsidiaries for the years ended December 31, 2023 and 2022:

	2023	2022
SiriusPoint America	$51.1	$(56.2)
SiriusPoint Specialty	15.0	(8.1)
Oakwood	$0.6	$(0.2)
The principal differences between the statutory amounts and the amounts reported in accordance with GAAP include deferred acquisition costs, deferred taxes, gains recognized under retroactive reinsurance contracts and market value adjustments for debt securities.
Under the normal course of business, SiriusPoint America has the ability to pay dividends to its immediate parent during any twelve-month period without the prior approval of regulatory authorities in an amount set by a formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus and subject to dividends paid in prior periods. Based on this formula, SiriusPoint America has dividend capacity as of December 31, 2023, without prior regulatory approval. As of December 31, 2023, SiriusPoint America had approximately $626.9 million (2022 - $508.8 million) of statutory surplus and $72.0 million (2022 - $9.9 million) of earned surplus, and could pay approximately $62.6 million (2022 - $9.9 million) to its parent company. During 2023, SiriusPoint America did not pay a dividend to its immediate parent.

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
As of December 31, 2023, SiriusPoint International's Safety Reserve was SEK 6.0 billion, or $597.2 million (based on the December 31, 2023 SEK to USD exchange rate). Under Swedish GAAP, an amount equal to the Safety Reserve, net of a related deferred tax liability established at the Swedish tax rate, is classified as common shareholders' equity. Generally, this deferred tax liability ($123.0 million based on the December 31, 2023 SEK to USD exchange rate) is required to be paid by SiriusPoint International if it fails to maintain prescribed levels of premium writings and loss reserves in future years.

SIRIUSPOINT LTD.
Schedule I - Summary of Investments - Other than Investments in Related Parties
As of December 31, 2023
(expressed in millions of U.S. dollars)

	Cost or amortized cost	Fair value	Balance sheet value
Assets
Asset-backed securities	$882.2	$880.7	$880.7
Residential mortgage-backed securities	903.0	902.8	902.8
Commercial mortgage-backed securities	204.0	204.1	204.1
Corporate debt securities	1,569.6	1,573.1	1,573.1
U.S. government and government agency	1,137.8	1,136.7	1,136.7
Non-U.S. government and government agency	58.0	58.0	58.0
Total debt securities, available for sale	4,754.6	4,755.4	4,755.4
Asset-backed securities	261.1	256.6	256.6
Residential mortgage-backed securities	67.0	57.2	57.2
Commercial mortgage-backed securities	76.7	67.8	67.8
Corporate debt securities	52.2	45.2	45.2
U.S. government and government agency	100.8	98.1	98.1
Non-U.S. government and government agency	10.3	10.0	10.0
Total debt securities, trading	568.1	534.9	534.9
Total short-term investments	370.8	371.6	371.6
Total equity securities	1.9	1.6	1.6
Total other long-term investments	125.5	134.8	134.8
Total investments in securities	$5,820.9	$5,798.3	$5,798.3

SIRIUSPOINT LTD.
Schedule II - Condensed Financial Information of Registrant (1)
Balance Sheets
As of December 31, 2023 and 2022
(expressed in millions of U.S. dollars)

	December 31, 2023	December 31, 2022
Assets
Total investments	$1.5	$19.4
Cash and cash equivalents	12.3	5.6
Investment in subsidiaries	3,294.4	2,875.9
Deferred tax asset	46.0	—
Amounts due from affiliates	16.1	14.7
Other assets	7.1	12.8
Total assets	$3,377.4	$2,928.4
Liabilities
Accounts payable, accrued expenses and other liabilities	$10.0	$15.3
Liability-classified capital instruments	67.3	60.4
Debt	786.2	778.0
Total liabilities	863.5	853.7
Shareholders’ equity
Series B preference shares	200.0	200.0
Common shares	16.8	16.2
Additional paid-in capital	1,693.0	1,641.3
Retained earnings	601.0	262.2
Accumulated other comprehensive loss	3.1	(45.0)
Total shareholders’ equity	2,513.9	2,074.7
Total liabilities and shareholders’ equity	$3,377.4	$2,928.4
(1)The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SIRIUSPOINT LTD.
Schedule II - Condensed Financial Information of Registrant (1)
Statements of Income (Loss)
For the years ended December 31, 2023, 2022 and 2021

	2023	2022	2021
Revenues
Net investment income and realized and unrealized investment gains (losses)	$(3.5)	$6.4	$1.3
Other revenues	(59.8)	30.6	100.2
Equity in earnings (losses) of subsidiaries	471.6	(360.2)	90.1
Total revenues	408.3	(323.2)	191.6
Expenses
Net corporate and other expenses	45.2	64.9	109.5
Interest expense	45.2	38.6	34.0
Foreign exchange (gains) losses	9.1	(38.1)	(18.2)
Total expenses	99.5	65.4	125.3
Income (loss) before income tax (expense) benefit	308.8	(388.6)	66.3
Income tax (expense) benefit	46.0	1.8	(8.2)
Net income (loss) available to SiriusPoint	354.8	(386.8)	58.1
Dividends on Series B preference shares	(16.0)	(16.0)	(13.5)
Net income (loss) available to SiriusPoint common shareholders	$338.8	$(402.8)	$44.6
(1)The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SIRIUSPOINT LTD.
Schedule II - Condensed Financial Information of Registrant (1)
Statements of Comprehensive Income (Loss)
For the years ended December 31, 2023, 2022 and 2021

	2023	2022	2021
Comprehensive income (loss)
Net income (loss) available to SiriusPoint	$354.8	$(386.8)	$58.1
Other comprehensive income (loss)
Change in foreign currency translation, net of tax	1.1	(5.0)	(0.2)
Unrealized gains (losses) from debt securities held as available for sale investments	38.9	(42.5)	—
Reclassifications from accumulated other comprehensive income (loss)	8.1	2.7	—
Total other comprehensive income (loss)	48.1	(44.8)	(0.2)
Comprehensive income (loss) available to SiriusPoint	$402.9	$(431.6)	$57.9
(1)The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SIRIUSPOINT LTD.
Schedule II - Condensed Financial Information of Registrant (1)
Statements of Cash Flow
For the years ended December 31, 2023, 2022 and 2021

	2023	2022	2021
Operating activities
Net income (loss) available to SiriusPoint	$354.8	$(386.8)	$58.1
Adjustments to reconcile net income available to SiriusPoint to net cash provided by operating activities:
Equity in (earnings) losses of subsidiaries	(471.6)	360.2	(90.1)
Dividend received by parent	101.2	125.0	74.0
Share compensation expense	21.4	30.6	11.7
Net realized and unrealized (gain) loss on investments and derivatives	3.5	(6.4)	(1.3)
Amortization of premium and accretion of discount, net	17.3	(0.5)	(0.7)
Other revenues	59.4	(27.4)	(100.1)
Other items, net	(8.5)	(38.0)	(25.4)
Changes in assets and liabilities:
Deferred tax asset	(46.0)	—	—
Other assets	5.7	(0.1)	0.8
Accounts payable, accrued expenses and other liabilities	(5.3)	(2.5)	15.8
Amounts due from (to) affiliates	(1.4)	(28.3)	86.1
Net cash provided by operating activities	30.5	25.8	28.9
Investing activities
Proceeds from sales and maturities of investments	14.4	—	4.1
Purchases of investments	—	—	(11.8)
Acquisition of Sirius Group	—	—	(51.6)
Net cash provided by (used in) investing activities	14.4	—	(59.3)
Financing activities
Proceeds from issuance of SiriusPoint common shares, net of costs	—	—	50.8
Settlement of Contingent Value Rights	(38.5)	—	—
Net proceeds from exercise of options and warrants	27.8	—	—
Cash dividends paid to preference shareholders	(16.0)	(16.0)	(12.2)
Taxes paid on withholding shares	(11.5)	(7.1)	(0.5)
Purchases of SiriusPoint common shares under share repurchase program	—	(5.0)	—
Net cash provided by (used in) financing activities	(38.2)	(28.1)	38.1
Net increase (decrease) in cash, cash equivalents and restricted cash	6.7	(2.3)	7.7
Cash, cash equivalents and restricted cash at beginning of year	5.6	7.9	0.2
Cash, cash equivalents and restricted cash at end of year	$12.3	$5.6	$7.9
(1)The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SIRIUSPOINT LTD.
Schedule III - Supplementary Insurance Information
As of and for the years ended December 31, 2023, 2022 and 2021
(expressed in millions of U.S. dollars)

	As of and for the year ended December 31, 2023
	Deferred acquisition costs and value of business acquired, net	Loss and loss adjustment expense reserves	Unearned premium	Net premiums earned	Net investment income and net realized and unrealized investment losses	Loss and loss adjustment expenses incurred, net	Acquisition costs, net	Other underwriting expenses	Net premiums written
Reinsurance	$159.0	$2,459.1	$663.6	$1,031.4	$—	$490.3	$252.2	$82.7	$1,061.0
Insurance & Services	130.9	1,729.7	927.0	1,249.2	—	815.4	295.5	94.3	1,282.7
Corporate & Eliminations(1)	19.0	1,419.3	36.7	145.6	272.7	75.6	(75.0)	19.3	94.2
	$308.9	$5,608.1	$1,627.3	$2,426.2	$272.7	$1,381.3	$472.7	$196.3	$2,437.9

	As of and for the year ended December 31, 2022
	Deferred acquisition costs and value of business acquired, net	Loss and loss adjustment expense reserves	Unearned premium	Net premiums earned	Net investment income and net realized and unrealized investment losses	Loss and loss adjustment expenses incurred, net	Acquisition costs, net	Other underwriting expenses	Net premiums written
Reinsurance	$175.7	$3,512.2	$843.9	$1,213.1	$—	$855.9	$310.3	$113.8	$1,199.6
Insurance & Services	119.1	1,068.5	676.8	1,086.8	—	718.7	273.2	62.8	1,346.0
Corporate & Eliminations(1)	0.1	688.0	0.4	18.2	(322.7)	13.8	(121.6)	7.9	3.6
	$294.9	$5,268.7	$1,521.1	$2,318.1	$(322.7)	$1,588.4	$461.9	$184.5	$2,549.2

	As of and for the year ended December 31, 2021
	Deferred acquisition costs and value of business acquired, net	Loss and loss adjustment expense reserves	Unearned premium	Net premiums earned	Net investment income and net realized and unrealized investment gains (losses)	Loss and loss adjustment expenses incurred, net	Acquisition costs, net	Other underwriting expenses	Net premiums written
Reinsurance	$147.5	$3,435.7	$687.5	$1,210.9	$—	$999.6	$302.7	$105.5	$1,124.9
Insurance & Services	71.2	511.1	498.4	522.8	—	320.6	149.7	29.2	652.8
Corporate & Eliminations(1)	0.1	894.6	12.5	(16.7)	312.5	6.3	(64.6)	24.1	(43.5)
	$218.8	$4,841.4	$1,198.4	$1,717.0	$312.5	$1,326.5	$387.8	$158.8	$1,734.2
(1)Corporate & Eliminations includes the results of all runoff business and non-underwriting income and expenses.

SIRIUSPOINT LTD.
Schedule IV - Reinsurance
For the years ended December 31, 2023, 2022 and 2021
(expressed in millions of U.S. dollars)

	Direct premiums written	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2023	$1,678.7	$989.5	$1,748.7	$2,437.9	71.7%
Year ended December 31, 2022	$1,403.9	$860.5	$2,005.8	$2,549.2	78.7%
Year ended December 31, 2021	$718.0	$502.3	$1,518.5	$1,734.2	87.6%

SIRIUSPOINT LTD.
Schedule VI - Supplementary Information for Property-Casualty Insurance Operations
As of and for the years ended December 31, 2023, 2022 and 2021
(expressed in millions of U.S. dollars)

	Deferred acquisition costs and value of business acquired, net	Loss and loss adjustment expense reserves	Unearned premium reserves	Net premiums earned	Net investment income and net realized and unrealized investment gains (losses)	Loss and loss expenses incurred related to current year	Loss and loss expenses incurred related to prior year	Acquisition costs, net	Net paid losses and loss expenses	Net premiums written
2023	$308.9	$5,608.1	$1,627.3	$2,426.2	$272.7	$1,555.5	$(174.2)	$472.7	$1,184.7	$2,437.9
2022	294.9	5,268.7	1,521.1	2,318.1	(322.7)	1,609.7	(21.3)	461.9	1,255.3	2,549.2
2021	$218.8	$4,841.4	$1,198.4	$1,717.0	$312.5	$1,369.1	$(42.6)	$387.8	$1,450.1	$1,734.2