Form 10-Q
period 2024-03-31
SiriusPoint Ltd
filed 2024-05-01
CIK 1576018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐
As of April 26, 2024, the registrant had 170,482,223 common shares issued and outstanding.

SiriusPoint Ltd.

PART I - Financial Information
ITEM 1. Financial Statements
SIRIUSPOINT LTD.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of March 31, 2024 and December 31, 2023
(expressed in millions of U.S. dollars, except per share and share amounts)

	March 31, 2024	December 31, 2023
Assets
Debt securities, available for sale, at fair value, net of allowance for credit losses of $0.0 (2023 - $0.0) (cost - $5,075.4; 2023 - $4,754.6)	$5,057.5	$4,755.4
Debt securities, trading, at fair value (cost - $433.3; 2023 - $568.1)	406.0	534.9
Short-term investments, at fair value (cost - $330.0; 2023 - $370.8)	329.9	371.6
Investments in related party investment funds, at fair value	105.6	105.6
Other long-term investments, at fair value (cost - $343.1; 2023 - $356.2) (includes related party investments at fair value of $170.6 (2023 - $173.7))	296.6	308.5
Equity securities, trading, at fair value (cost - $1.6; 2023 - $1.9)	1.6	1.6
Total investments	6,197.2	6,077.6
Cash and cash equivalents	867.5	969.2
Restricted cash and cash equivalents	218.9	132.1
Redemption receivable from related party investment fund	—	3.0
Due from brokers	16.4	5.6
Interest and dividends receivable	44.5	42.3
Insurance and reinsurance balances receivable, net	2,127.2	1,966.3
Deferred acquisition costs, net	320.8	308.9
Unearned premiums ceded	494.8	449.2
Loss and loss adjustment expenses recoverable, net	2,233.8	2,295.1
Deferred tax asset	290.7	293.6
Intangible assets	149.8	152.7
Other assets	174.2	175.9
Total assets	$13,135.8	$12,871.5
Liabilities
Loss and loss adjustment expense reserves	$5,565.3	$5,608.1
Unearned premium reserves	1,715.7	1,627.3
Reinsurance balances payable	1,780.5	1,736.7
Deposit liabilities	128.8	134.4
Deferred gain on retroactive reinsurance	25.8	27.9
Debt	770.6	786.2
Due to brokers	60.7	6.2
Deferred tax liability	48.9	68.7
Liability-classified capital instruments	83.2	67.3
Accounts payable, accrued expenses and other liabilities	335.9	278.1
Total liabilities	10,515.4	10,340.9
Commitments and contingent liabilities
Shareholders’ equity
Series B preference shares (par value $0.10; authorized and issued: 8,000,000)	200.0	200.0
Common shares (issued and outstanding: 169,753,232; 2023 - 168,120,022)	17.0	16.8
Additional paid-in capital	1,711.2	1,693.0
Retained earnings	691.8	601.0
Accumulated other comprehensive income (loss), net of tax	(17.4)	3.1
Shareholders’ equity attributable to SiriusPoint shareholders	2,602.6	2,513.9
Noncontrolling interests	17.8	16.7
Total shareholders’ equity	2,620.4	2,530.6
Total liabilities, noncontrolling interests and shareholders’ equity	$13,135.8	$12,871.5

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
For the three months ended March 31, 2024 and 2023
(expressed in millions of U.S. dollars, except per share and share amounts)

	2024	2023
Revenues
Net premiums earned	$593.8	$595.5
Net investment income	78.8	61.7
Net realized and unrealized investment gains	1.0	11.3
Net realized and unrealized investment gains from related party investment funds	—	0.8
Net investment income and net realized and unrealized investment gains	79.8	73.8
Other revenues	11.9	8.8
Total revenues	685.5	678.1
Expenses
Loss and loss adjustment expenses incurred, net	317.5	267.1
Acquisition costs, net	144.9	119.7
Other underwriting expenses	41.8	52.2
Net corporate and other expenses	56.0	60.0
Intangible asset amortization	2.9	2.4
Interest expense	20.5	12.8
Foreign exchange (gains) losses	(3.7)	0.1
Total expenses	579.9	514.3
Income before income tax expense	105.6	163.8
Income tax expense	(9.7)	(25.5)
Net income	95.9	138.3
Net income attributable to noncontrolling interests	(1.1)	(2.4)
Net income available to SiriusPoint	94.8	135.9
Dividends on Series B preference shares	(4.0)	(4.0)
Net income available to SiriusPoint common shareholders	$90.8	$131.9
Earnings per share available to SiriusPoint common shareholders
Basic earnings per share available to SiriusPoint common shareholders	$0.50	$0.76
Diluted earnings per share available to SiriusPoint common shareholders	$0.49	$0.74
Weighted average number of common shares used in the determination of earnings per share
Basic	168,934,114	160,905,860
Diluted	174,380,963	164,130,946

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For the three months ended March 31, 2024 and 2023
(expressed in millions of U.S. dollars)

	2024	2023
Comprehensive income
Net income	$95.9	$138.3
Other comprehensive income (loss), net of tax
Change in foreign currency translation adjustment	(1.8)	(0.3)
Unrealized gains (losses) from debt securities held as available for sale investments	(18.4)	22.9
Reclassifications from accumulated other comprehensive loss	(0.3)	(0.6)
Total other comprehensive income (loss)	(20.5)	22.0
Comprehensive income	75.4	160.3
Net income attributable to noncontrolling interests	(1.1)	(2.4)
Comprehensive income available to SiriusPoint	$74.3	$157.9
The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
For the three months ended March 31, 2024 and 2023
(expressed in millions of U.S. dollars)

	2024	2023
Series B preference shares
Balance, beginning of period	$200.0	$200.0
Issuance of preference shares, net	—	—
Balance, end of period	200.0	200.0
Common shares
Balance, beginning of period	16.8	16.2
Issuance of common shares, net	—	—
Exercise of options	0.2	—
Balance, end of period	17.0	16.2
Additional paid-in capital
Balance, beginning of period	1,693.0	1,641.3
Issuance of common shares, net	—	—
Share compensation	2.6	2.5
Exercise of options	15.6	—
Change in ownership interest in subsidiary	—	(1.2)
Balance, end of period	1,711.2	1,642.6
Retained earnings
Balance, beginning of period	601.0	262.2
Net income	95.9	138.3
Net income attributable to noncontrolling interests	(1.1)	(2.4)
Dividends on preference shares	(4.0)	(4.0)
Balance, end of period	691.8	394.1
Accumulated other comprehensive loss, net of tax
Balance, beginning of period	3.1	(45.0)
Change in foreign currency translation adjustment
Balance, beginning of period	(4.1)	(5.2)
Change in foreign currency translation adjustment	(1.8)	(0.3)
Balance, end of period	(5.9)	(5.5)
Unrealized gains (losses) from debt securities held as available for sale investments
Balance, beginning of period	7.2	(39.8)
Unrealized gains (losses) from debt securities held as available for sale investments	(18.4)	22.9
Reclassifications from accumulated other comprehensive loss	(0.3)	(0.6)
Balance, end of period	(11.5)	(17.5)
Balance, end of period	(17.4)	(23.0)
Shareholders’ equity attributable to SiriusPoint shareholders	2,602.6	2,229.9
Noncontrolling interests	17.8	11.4
Total shareholders’ equity	$2,620.4	$2,241.3
The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the three months ended March 31, 2024 and 2023
(expressed in millions of U.S. dollars)

	2024	2023
Operating activities
Net income	$95.9	$138.3
Adjustments to reconcile net income to net cash provided by operating activities:
Share compensation	4.1	5.6
Net realized and unrealized (gain) loss on investments and derivatives	4.7	(12.7)
Net realized and unrealized gain on investment in related party investment funds	—	(0.8)
Other revenues	15.9	25.1
Amortization of premium and accretion of discount, net	(18.3)	(20.2)
Amortization of intangible assets	2.9	2.4
Other items, net	(17.4)	(2.8)
Changes in assets and liabilities:
Insurance and reinsurance balances receivable, net	(160.1)	(376.9)
Deferred acquisition costs, net	(11.9)	(62.2)
Unearned premiums ceded	(45.6)	(113.5)
Loss and loss adjustment expenses recoverable, net	61.3	(15.8)
Deferred tax asset/liability	(16.9)	23.9
Other assets	(1.7)	(53.8)
Interest and dividends receivable	(2.2)	(6.8)
Loss and loss adjustment expense reserves	(42.8)	50.2
Unearned premium reserves	88.4	312.0
Deferred gain on retroactive reinsurance	(2.1)	—
Reinsurance balances payable	43.8	191.3
Accounts payable, accrued expenses and other liabilities	57.8	10.9
Net cash provided by operating activities	55.8	94.2
Investing activities
Purchases of investments	(977.1)	(1,259.4)
Proceeds from sales and maturities of investments	852.6	1,188.5
Proceeds from redemptions from related party investment funds	3.0	18.5
Change in due to/from brokers, net	43.7	58.5
Net cash provided by (used in) investing activities	(77.8)	6.1
Financing activities
Taxes paid on withholding shares	(1.5)	(3.0)
Proceeds from loans under an agreement to repurchase	—	2.3
Cash dividends paid to preference shareholders	(4.0)	(4.0)
Settlement of Contingent Value Rights	—	(38.5)
Net proceeds from exercise of options	15.6	—
Net proceeds (payments) on deposit liability contracts	(3.0)	3.8
Net cash provided by (used in) financing activities	7.1	(39.4)
Net increase (decrease) in cash, cash equivalents and restricted cash	(14.9)	60.9
Cash, cash equivalents and restricted cash at beginning of period	1,101.3	913.7
Cash, cash equivalents and restricted cash at end of period	$1,086.4	$974.6

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
These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 in Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual financial statements. In addition, the year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. This Quarterly Report on Form 10-Q (“Form 10-Q”) should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) filed with the U.S. Securities and Exchange Commission on February 29, 2024.
In the opinion of management, these unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the Company’s financial position and results of operations as at the end of and for the periods presented. All significant intercompany accounts and transactions have been eliminated.
The results for the three months ended March 31, 2024 are not necessarily indicative of the results expected for the full calendar year.
Tabular amounts are in U.S. Dollars in millions, except share amounts, unless otherwise noted.
2. Significant accounting policies
There have been no material changes to the Company’s significant accounting policies as described in its 2023 Form 10-K.
Recently issued accounting standards
Issued and effective as of March 31, 2024
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
Issued but not yet effective as of March 31, 2024
Accounting pronouncements issued during the three months ended March 31, 2024 were either not relevant to the Company or did not impact the Company’s consolidated financial statements.
Reclassifications and revisions
Certain comparative figures have been reclassified to conform to the current year presentation in addition to the immaterial revisions to the financial statements as of and for the three months ended March 31, 2023 previously disclosed in the September 30, 2023 Form 10-Q.
3. Significant transactions
SiriusPoint International Loss Portfolio Transfer
On March 2, 2023, the Company agreed, subject to applicable regulatory approvals and other closing conditions, to enter into a loss portfolio transfer transaction (“2023 LPT”), on a funds withheld basis, with Pallas Reinsurance Company Ltd., a subsidiary of the Compre Group, an insurance and reinsurance legacy specialist. The transaction covered loss reserves ceded initially estimated at $1.3 billion as of the valuation date of September 30, 2022, which were reduced to $905.6 million as of June 30, 2023 at closing, as a result of paid losses and favorable prior accident year reserve development recognized during the interim period, and included in Loss and loss adjustment expenses recoverable in the Company’s consolidated balance sheets. As of March 31, 2024, the Company recorded funds held payable of $702.5 million in Reinsurance balances payable and reinsurance recoverable of $725.1 million, and the Company’s estimate of deferred gain is $25.8 million. The 2023 LPT comprises several classes of business from 2021 and prior underwriting years. The aggregate limit under the 2023 LPT is 130% of roll forward reserves at the inception of the contract.
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
Reinsurance
In the Reinsurance segment, the Company provides reinsurance products to insurance and reinsurance companies, government entities, and other risk bearing vehicles on a treaty or facultative basis. For reinsurance assumed, the Company participates in the reinsurance market with a global focus through the broker market distribution channel. The Company primarily writes treaty reinsurance, on both a proportional and excess of loss basis, and provides facultative reinsurance in some of its business lines. In the United States and Bermuda, the Company’s core focus is on distribution, risk and clients located in North America, while our international operation is focused primarily on distribution, risks and clients located in Europe.
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
Property – the Company works with leading global brokers as well as large national writers and regional companies. Underwriting is focused on providing critical catastrophe protection and worldwide coverage for natural perils, underwriting residential, commercial, and industrial risks in the United States, Europe and Asia. The Company’s property reinsurance offering includes: property catastrophe protection, risk excess of loss, cannabis - pro rata, building risk and structured property specifically in the United States. In 2023, as part of its International Reorganization, the Company significantly reduced its international property catastrophe premiums written, with reinsurance protection purchased at similar costs but with lower attachment points to further protect the balance sheet.
Specialty - the Company’s business encompasses a broad range of worldwide reinsurance coverages, including proportional and excess of loss, treaty and facultative. Specialty business lines in the Reinsurance segment include Aviation & Space, Marine & Energy and Credit.
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
Specialty - the Company’s business encompasses a broad range of worldwide insurance coverages. Specialty business lines in the Insurance & Services segment include Aviation & Space, Marine & Energy, Credit and Mortgage.
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
Corporate includes the results of all runoff business, which represents certain classes of business that we no longer actively underwrite, including the effect of the Restructuring Plan and certain reinsurance contracts that have interest crediting features. Corporate results also include asbestos and environmental and other latent liability exposures on a gross basis, which have mostly been ceded, as well as specific workers’ compensation and cyber programs which the Company no longer writes. In addition, revenue and expenses managed at the corporate level, including realized gains (losses), other investment income, including gains (losses) from strategic investments, net realized and unrealized investment gains (losses) from related party investment funds, non services-related other revenues, non services-related net corporate and other expenses, intangible asset amortization, interest expense, foreign exchange (gains) losses and income tax (expense) benefit are reported within Corporate. The CEO does not manage segment results or allocate resources to segments when considering these items and they are therefore excluded from our definition of segment income (loss).

The following is a summary of the Company’s operating segment results for the three months ended March 31, 2024 and 2023:

	Three months ended March 31, 2024
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
Gross premiums written	$356.4	$524.3	$880.7	$—	$25.9	$—	$906.6
Net premiums written	290.1	337.1	627.2	—	12.1	—	639.3
Net premiums earned	253.6	264.2	517.8	—	76.0	—	593.8
Loss and loss adjustment expenses incurred, net	124.6	176.5	301.1	(1.4)	17.8	—	317.5
Acquisition costs, net	69.8	65.2	135.0	(33.2)	43.1	—	144.9
Other underwriting expenses	19.3	18.1	37.4	—	4.4	—	41.8
Underwriting income	39.9	4.4	44.3	34.6	10.7	—	89.6
Services revenues	—	65.8	65.8	(37.1)	—	(28.7)	—
Services expenses	—	46.0	46.0	—	—	(46.0)	—
Net services fee income	—	19.8	19.8	(37.1)	—	17.3	—
Services noncontrolling income	—	(1.7)	(1.7)	—	—	1.7	—
Net services income	—	18.1	18.1	(37.1)	—	19.0	—
Segment income	39.9	22.5	62.4	(2.5)	10.7	19.0	89.6
Net investment income					78.8	—	78.8
Net realized and unrealized investment gains					1.0	—	1.0
Other revenues					(16.8)	28.7	11.9
Net corporate and other expenses					(10.0)	(46.0)	(56.0)
Intangible asset amortization					(2.9)	—	(2.9)
Interest expense					(20.5)	—	(20.5)
Foreign exchange gains					3.7	—	3.7
Income before income tax expense	$39.9	$22.5	62.4	(2.5)	44.0	1.7	105.6
Income tax expense			—	—	(9.7)	—	(9.7)
Net income			62.4	(2.5)	34.3	1.7	95.9
Net (income) loss attributable to noncontrolling interests			—	—	0.6	(1.7)	(1.1)
Net income available to SiriusPoint			$62.4	$(2.5)	$34.9	$—	$94.8

Underwriting Ratios: (1)
Loss ratio	49.1%	66.8%	58.1%				53.5%
Acquisition cost ratio	27.5%	24.7%	26.1%				24.4%
Other underwriting expenses ratio	7.6%	6.9%	7.2%				7.0%
Combined ratio	84.2%	98.4%	91.4%				84.9%
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

	Three months ended March 31, 2023
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
Gross premiums written	$396.2	$664.0	$1,060.2	$—	$50.3	$—	$1,110.5
Net premiums written	311.0	452.6	763.6	—	28.1	—	791.7
Net premiums earned	259.5	291.2	550.7	—	44.8	—	595.5
Loss and loss adjustment expenses incurred, net	85.6	172.5	258.1	(1.3)	10.3	—	267.1
Acquisition costs, net	66.0	71.7	137.7	(32.5)	14.5	—	119.7
Other underwriting expenses	28.2	19.3	47.5	—	4.7	—	52.2
Underwriting income	79.7	27.7	107.4	33.8	15.3	—	156.5
Services revenues	0.2	63.6	63.8	(34.3)	—	(29.5)	—
Services expenses	—	45.5	45.5	—	—	(45.5)	—
Net services fee income	0.2	18.1	18.3	(34.3)	—	16.0	—
Services noncontrolling income	—	(1.6)	(1.6)	—	—	1.6	—
Net services income	0.2	16.5	16.7	(34.3)	—	17.6	—
Segment income	79.9	44.2	124.1	(0.5)	15.3	17.6	156.5
Net investment income					61.7	—	61.7
Net realized and unrealized investment gains					11.3	—	11.3
Net realized and unrealized investment gains from related party investment funds					0.8	—	0.8
Other revenues					(20.7)	29.5	8.8
Net corporate and other expenses					(14.5)	(45.5)	(60.0)
Intangible asset amortization					(2.4)	—	(2.4)
Interest expense					(12.8)	—	(12.8)
Foreign exchange losses					(0.1)	—	(0.1)
Income before income tax expense	$79.9	$44.2	124.1	(0.5)	38.6	1.6	163.8
Income tax expense			—	—	(25.5)	—	(25.5)
Net income			124.1	(0.5)	13.1	1.6	138.3
Net income attributable to noncontrolling interests			—	—	(0.8)	(1.6)	(2.4)
Net income available to SiriusPoint			$124.1	$(0.5)	$12.3	$—	$135.9

Underwriting Ratios: (1)
Loss ratio	33.0%	59.2%	46.9%				44.9%
Acquisition cost ratio	25.4%	24.6%	25.0%				20.1%
Other underwriting expenses ratio	10.9%	6.6%	8.6%				8.8%
Combined ratio	69.3%	90.4%	80.5%				73.8%
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

5. Cash, cash equivalents, restricted cash and restricted investments
The following table provides a summary of cash and cash equivalents, restricted cash and restricted investments as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$867.5	$969.2
Restricted cash securing letter of credit facilities (1)	70.2	56.9
Restricted cash securing reinsurance contracts (2)	119.6	52.7
Restricted cash held by managing general underwriters	29.1	22.5
Total cash, cash equivalents and restricted cash (3)	1,086.4	1,101.3
Restricted investments securing reinsurance contracts and letter of credit facilities (1) (2) (4)	2,658.5	2,668.0
Total cash, cash equivalents, restricted cash and restricted investments	$3,744.9	$3,769.3
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

The following tables present the Company’s investments, categorized by the level of the fair value hierarchy as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Asset-backed securities	$—	$1,044.0	$—	$1,044.0
Residential mortgage-backed securities	—	926.8	—	926.8
Commercial mortgage-backed securities	—	236.5	—	236.5
Corporate debt securities	—	1,730.8	—	1,730.8
U.S. government and government agency	1,066.6	2.9	—	1,069.5
Non-U.S. government and government agency	—	49.9	—	49.9
Total debt securities, available for sale	1,066.6	3,990.9	—	5,057.5
Asset-backed securities	—	199.7	—	199.7
Residential mortgage-backed securities	—	55.3	—	55.3
Commercial mortgage-backed securities	—	66.2	—	66.2
Corporate debt securities	—	41.5	—	41.5
U.S. government and government agency	33.4	—	—	33.4
Non-U.S. government and government agency	—	9.9	—	9.9
Total debt securities, trading	33.4	372.6	—	406.0
Total equity securities	1.6	—	—	1.6
Short-term investments	295.2	34.7	—	329.9
Other long-term investments	—	—	170.6	170.6
Derivative assets	—	—	1.4	1.4
	$1,396.8	$4,398.2	$172.0	5,967.0
Cost and equity method investments				73.6
Investments in funds valued at NAV				158.0
Total assets				$6,198.6
Liabilities
Liability-classified capital instruments	$—	$—	$83.2	$83.2
Derivative liabilities	—	—	20.6	20.6
Total liabilities	$—	$—	$103.8	$103.8

	December 31, 2023
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Asset-backed securities	$—	$880.7	$—	$880.7
Residential mortgage-backed securities	—	902.8	—	902.8
Commercial mortgage-backed securities	—	204.1	—	204.1
Corporate debt securities	—	1,573.1	—	1,573.1
U.S. government and government agency	1,132.6	4.1	—	1,136.7
Non-U.S. government and government agency	—	58.0	—	58.0
Total debt securities, available for sale	1,132.6	3,622.8	—	4,755.4
Asset-backed securities	—	256.6	—	256.6
Residential mortgage-backed securities	—	57.2	—	57.2
Commercial mortgage-backed securities	—	67.8	—	67.8
Corporate debt securities	—	45.2	—	45.2
U.S. Government and government agency	98.1	—	—	98.1
Non-U.S. government and government agency	—	10.0	—	10.0
Total debt securities, trading	98.1	436.8	—	534.9
Total equity securities	1.6	—	—	1.6
Short-term investments	321.9	49.7	—	371.6
Other long-term investments	—	—	169.7	169.7
Derivative assets	—	—	15.7	15.7
	$1,554.2	$4,109.3	$185.4	5,848.9
Cost and equity method investments				80.1
Investments in funds valued at NAV				164.3
Total assets				$6,093.3
Liabilities
Securities sold under an agreement to repurchase	$—	$—	$67.3	$67.3
Derivative liabilities	—	—	6.4	6.4
Total liabilities	$—	$—	$73.7	$73.7
During the three months ended March 31, 2024, the Company did not reclassify its assets or liabilities between Levels 2 and 3 (December 31, 2023 - no reclassifications).
Valuation techniques
The Company uses independent pricing services to assist in determining fair values for its investments. For investments in active markets, the Company uses the quoted market prices provided by independent pricing services to determine fair value. In circumstances where quoted market prices are unavailable or are not considered reasonable, the Company estimates the fair value using industry standard pricing models and observable inputs such as benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers, prepayment speeds, reference data including research publications, and other relevant inputs. Given that many debt securities do not trade on a daily basis, the independent pricing services evaluate a wide range of fixed maturity investments by regularly drawing parallels from recent trades and quotes of comparable securities with similar features. The characteristics used to identify comparable debt securities vary by asset type and take into account market convention.
The techniques and inputs specific to asset classes within the Company’s debt securities and short-term investments for Level 2 securities that use observable inputs are as follows:

Asset-backed and mortgage-backed securities
The fair value of mortgage and asset-backed securities is primarily priced by independent pricing services using a pricing model that uses information from market sources and leveraging similar securities. Key inputs include benchmark yields, reported trades, underlying tranche cash flow data, collateral performance, plus new issue data, as well as broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including issuer, vintage, loan type, collateral attributes, prepayment speeds, default rates, recovery rates, cash flow stress testing, credit quality ratings and market research publications.
Corporate debt securities
Corporate debt securities consist primarily of investment-grade debt of a wide variety of U.S. and non-U.S. corporate issuers and industries. The corporate fixed maturity investments are primarily priced by independent pricing services. When evaluating these securities, the independent pricing services gather information from market sources regarding the issuer of the security and obtain credit data, as well as other observations, from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The independent pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk.
U.S. government and government agency
U.S. government and government agency securities consist primarily of debt securities issued by the U.S. Treasury and mortgage pass-through agencies such as the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. Fixed maturity investments included in U.S. government and government agency securities are primarily priced by independent pricing services. When evaluating these securities, the independent pricing services gather information from market sources and integrate other observations from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The fair value of each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data.
Non-U.S. government and government agency
Non-U.S. government and government agency securities consist of debt securities issued by non-U.S. governments and their agencies along with supranational organizations (also known as sovereign debt securities). Securities held in these sectors are primarily priced by independent pricing services who employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The independent pricing services then apply a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the independent pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
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
The following tables present the reconciliation of all investments measured at fair value using Level 3 inputs for the three months ended March 31, 2024 and 2023:

	January 1, 2024	Transfers in to (out of) Level 3	Purchases	Sales & Settlements	Realized and Unrealized Gains (Losses)(1)	March 31, 2024
Assets
Other long-term investments	$169.7	$—	$—	$—	$0.9	$170.6
Derivative assets	15.7	—	—	(4.6)	(9.7)	1.4
Total assets	$185.4	$—	$—	$(4.6)	$(8.8)	$172.0
Liabilities
Liability-classified capital instruments	$(67.3)	$—	$—	$—	$(15.9)	$(83.2)
Derivative liabilities	(6.4)	—	—	(1.1)	(13.1)	(20.6)
Total liabilities	$(73.7)	$—	$—	$(1.1)	$(29.0)	$(103.8)

	January 1, 2023	Transfers in to (out of) Level 3	Purchases	Sales & Settlements	Realized and Unrealized Gains (Losses)(1)	March 31, 2023
Assets
Preferred stocks	$3.2	$—	$—	$—	$—	$3.2
Other long-term investments	227.3	—	0.4	—	(0.3)	227.4
Derivative assets	9.5	—	2.5	(2.1)	1.4	11.3
Total assets	$240.0	$—	$2.9	$(2.1)	$1.1	$241.9
Liabilities
Liability-classified capital instruments	$(21.4)	$—	$—	$—	$(25.6)	$(47.0)
Derivative liabilities	(8.6)	—	(3.2)	1.5	1.9	(8.4)
Total liabilities	$(30.0)	$—	$(3.2)	$1.5	$(23.7)	$(55.4)
(1)Total change in realized and unrealized gains (losses) recorded on Level 3 financial instruments is included in total net investment income and realized and unrealized investment gains in the consolidated statements of income. Realized and unrealized gains (losses) related to underwriting-related derivative assets and liabilities are included in other underwriting expenses, net of foreign exchange (gains) losses, in the consolidated statements of income.
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
The following table includes financial instruments for which the carrying value differs from the estimated fair values at March 31, 2024 and December 31, 2023. The fair values of the below financial instruments are based on observable inputs and are considered Level 2 measurements.

	March 31, 2024		December 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
2017 SEK Subordinated Notes	$214.0	$252.6	$206.6	$267.9
2016 Senior Notes	382.0	403.2	370.0	403.5
2015 Senior Notes	113.9	114.8	115.2	114.8
Series B preference shares	$202.6	$200.0	$197.4	$200.0

7. Investments
The Company’s invested assets consist of investment securities and other long-term investments held for general investment purposes. The portfolio of investment securities includes debt securities available for sale, debt securities held for trading, short-term investments, equity securities, and other long-term investments which are classified as trading securities with the exception of debt securities held as available for sale. Realized investment gains and losses on debt securities are reported in pre-tax revenues. Unrealized investment gains and losses on debt securities are reported based on classification. Trading securities flow through pre-tax revenues, whereas securities classified as available for sale (“AFS”) flow through other comprehensive income.
For debt securities classified as AFS for which a decline in the fair value between the amortized cost is due to credit-related factors, an allowance is established for the difference between the estimated recoverable value and amortized cost with a corresponding impact to the consolidated statements of income. The allowance is limited to the difference between amortized cost and fair value. A credit losses impairment assessment is performed on securities using both quantitative and qualitative factors. Qualitative factors include significant declines in fair value below amortized cost. Additionally, a qualitative assessment is also performed over debt securities to evaluate potential credit losses. Examples of qualitative indicators include issuer credit downgrades as well as changes to credit spreads.
Declines in fair value related to a debt security that do not relate to a credit loss are recorded as a component of accumulated other comprehensive income.
Debt securities
The following tables provide the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency losses, and fair value of the Company's debt securities as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Fair value
Debt securities, available for sale
Asset-backed securities	$1,040.7	$9.5	$(6.2)	$—	$1,044.0
Residential mortgage-backed securities	930.9	12.9	(17.0)	—	926.8
Commercial mortgage-backed securities	236.9	1.4	(1.8)	—	236.5
Corporate debt securities	1,739.4	5.9	(14.1)	(0.4)	1,730.8
U.S. government and government agency	1,077.0	1.7	(9.2)	—	1,069.5
Non-U.S. government and government agency	50.5	—	(0.4)	(0.2)	49.9
Total debt securities, available for sale (1)	$5,075.4	$31.4	$(48.7)	$(0.6)	$5,057.5
Debt securities, trading
Asset-backed securities	$203.0	$0.6	$(3.9)	$—	$199.7
Residential mortgage-backed securities	64.1	—	(8.8)	—	55.3
Commercial mortgage-backed securities	73.2	0.1	(7.1)	—	66.2
Corporate debt securities	48.7	—	(7.2)	—	41.5
U.S. government and government agency	34.1	—	(0.7)	—	33.4
Non-U.S. government and government agency	10.2	—	(0.3)	—	9.9
Total debt securities, trading	$433.3	$0.7	$(28.0)	$—	$406.0

	December 31, 2023
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Fair value
Debt securities, available for sale
Asset-backed securities	$882.2	$7.8	$(9.3)	$—	$880.7
Residential mortgage-backed securities	903.0	15.8	(16.0)	—	902.8
Commercial mortgage-backed securities	204.0	1.6	(1.5)	—	204.1
Corporate debt securities	1,569.6	12.0	(7.5)	(1.0)	1,573.1
U.S. government and government agency	1,137.8	5.5	(6.6)	—	1,136.7
Non-U.S. government and government agency	58.0	0.2	(0.3)	0.1	58.0
Total debt securities, available for sale (1)	$4,754.6	$42.9	$(41.2)	$(0.9)	$4,755.4
Debt securities, trading
Asset-backed securities	$261.1	$0.6	$(5.1)	$—	$256.6
Residential mortgage-backed securities	67.0	—	(9.8)	—	57.2
Commercial mortgage-backed securities	76.7	0.1	(9.0)	—	67.8
Corporate debt securities	52.2	—	(7.0)	—	45.2
U.S. government and government agency	100.8	—	(2.7)	—	98.1
Non-U.S. government and government agency	10.3	—	(0.3)	—	10.0
Total debt securities, trading	$568.1	$0.7	$(33.9)	$—	$534.9
(1)As of March 31, 2024 and December 31, 2023, the Company did not record an allowance for credit losses on the AFS portfolio.
As of March 31, 2024, 735 unique debt securities classified as AFS were in a gross unrealized loss position for greater than 12 months with a market value of $542.3 million and an unrealized loss of $20.0 million (December 31, 2023 - 713 unique debt securities classified as AFS were in a gross unrealized loss position for greater than 12 months with a market value of $556.9 million and an unrealized loss of $20.3 million).
The weighted average duration of the Company's debt securities, net of short positions in U.S. treasuries, as of March 31, 2024 was approximately 2.9 years, including short-term investments (December 31, 2023 - approximately 2.8 years).
The following table provides the cost or amortized cost and fair value of the Company's debt securities bifurcated into debt securities held for trading and AFS as of March 31, 2024 and December 31, 2023 by contractual maturity. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	March 31, 2024				December 31, 2023
	Debt securities, AFS		Debt securities, trading		Debt securities, AFS		Debt securities, trading
	Cost or amortized cost	Fair value	Cost or amortized cost	Fair value	Cost or amortized cost	Fair value	Cost or amortized cost	Fair value
Due in one year or less	$460.3	$457.7	$14.2	$14.0	$358.6	$357.2	$80.2	$79.7
Due after one year through five years	2,131.5	2,116.0	32.9	32.2	2,221.0	2,219.8	37.2	34.5
Due after five years through ten years	272.4	274.2	19.4	17.9	183.3	188.5	19.4	18.0
Due after ten years	2.7	2.3	26.5	20.8	2.5	2.3	26.6	21.3
Mortgage-backed and asset-backed securities	2,208.5	2,207.3	340.3	321.1	1,989.2	1,987.6	404.7	381.4
Total debt securities	$5,075.4	$5,057.5	$433.3	$406.0	$4,754.6	$4,755.4	$568.1	$534.9

The following table summarizes the ratings and fair value of debt securities held in the Company's investment portfolio as of March 31, 2024 and December 31, 2023. Credit ratings are assigned based on ratings provided by nationally recognized statistical rating organizations.

	March 31, 2024		December 31, 2023
	Debt securities, AFS	Debt securities, trading	Debt securities, AFS	Debt securities, trading
AAA	$796.6	$197.4	$730.4	$248.4
AA	2,378.8	110.1	2,334.4	177.0
A	1,312.2	19.3	1,122.1	28.9
BBB	485.5	70.9	515.5	71.7
Other	84.4	8.3	53.0	8.9
Total debt securities	$5,057.5	$406.0	$4,755.4	$534.9
As of March 31, 2024, the above totals included $192.5 million of sub-prime securities. Of this total, $101.3 million was rated AAA, $57.9 million rated AA, $5.7 million rated A, $17.8 million rated BBB and $9.8 million were unrated. As of December 31, 2023, the above totals included $185.1 million of sub-prime securities. Of this total, $117.5 million were rated AAA, $37.7 million rated AA, $12.3 million rated A, $13.3 million rated BBB and $4.3 million were unrated.
Equity securities and other long-term investments
The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains, and fair values of the Company’s equity securities and other long-term investments as of March 31, 2024 and December 31, 2023 were as follows:

	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Fair value
March 31, 2024
Equity securities	$1.6	$—	$(0.2)	$0.2	$1.6
Other long-term investments	$343.1	$20.7	$(70.3)	$3.1	$296.6
December 31, 2023
Equity securities	$1.9	$—	$(0.5)	$0.2	$1.6
Other long-term investments	$356.2	$20.0	$(70.1)	$2.4	$308.5
The Company holds investments in hedge funds and private equity funds, which are included in other long-term investments. The carrying value of other long-term investments as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Hedge funds and private equity funds (1)	$70.1	$74.5
Strategic investments (2)	196.4	203.9
Other investments (2)	30.1	30.1
Total other long-term investments	$296.6	$308.5
(1)Includes $52.2 million of investments carried at NAV (December 31, 2023 - $58.7 million) and no investments classified as Level 3 (December 31, 2023 - no investments classified as Level 3) within the fair value hierarchy.
(2)As of March 31, 2024, the Company had $12.1 million of unfunded commitments relating to these investments (December 31, 2023 - $14.7 million).

The Company’s other long-term investments may be accounted for under either the equity method (“equity method investments”) or the fair value option (“equity method eligible unconsolidated entities”). The following table presents the components of other long-term investments as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Equity method eligible unconsolidated entities, using the fair value option	$139.0	$139.2
Equity method investments	40.9	37.0
Other unconsolidated investments, at fair value (1)	84.0	89.2
Other unconsolidated investments, at cost (2)	32.7	43.1
Total other long-term investments	$296.6	$308.5
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
Investments in related party investment funds
The following table provides the fair value of the Company's investments in related party investment funds as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Third Point Enhanced LP	$77.8	$77.5
Third Point Venture Offshore Fund I LP	24.7	25.0
Third Point Venture Offshore Fund II LP	3.1	3.1
Investments in related party investment funds, at fair value	$105.6	$105.6
Investment in Third Point Enhanced LP
On February 23, 2022, the Company entered into the Fourth Amended and Restated Exempted Limited Partnership Agreement of Third Point Enhanced LP with Third Point Advisors LLC (“TP GP”) and the other parties thereto (the “2022 LPA”). In accordance with the 2022 LPA, TP GP services as the general partner of the TP Enhanced Fund. For further details with respect to the 2022 LPA, please refer to Note 8 “Investments” of Part II, Item 8. “Financial Statements and Supplementary Data” included in the 2023 Form 10-K.
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
As of March 31, 2024, the Company had no unfunded commitments related to TP Enhanced Fund.
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
As of March 31, 2024, the Company had $9.5 million of unfunded commitments related to TP Venture Fund. As of March 31, 2024, the Company holds interests of approximately 16.8% of the net asset value of TP Venture Fund.
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
As of March 31, 2024, the Company had $21.6 million of unfunded commitments related to TP Venture Fund II. As of March 31, 2024, the Company holds interests of approximately 17.8% of the net asset value of TP Venture Fund II.
8. Total net investment income and realized and unrealized investment gains
Net investment income and net realized and unrealized investment gains for the three months ended March 31, 2024 and 2023 consisted of the following:

	2024	2023
Debt securities, available for sale	$63.7	$35.1
Debt securities, trading	8.8	29.1
Short-term investments	4.4	8.4
Other long-term investments	0.5	4.4
Derivative instruments	1.3	—
Net realized and unrealized investment gains from related party investment funds	—	0.8
Net investment income and realized and unrealized investment gains before other investment expenses and investment income on cash and cash equivalents	78.7	77.8
Investment expenses	(3.9)	(5.4)
Net investment income on cash and cash equivalents	5.0	1.4
Total net investment income and realized and unrealized gains on investments	$79.8	$73.8
Net realized and unrealized gains on investments
Net realized and unrealized investment gains for the three months ended March 31, 2024 and 2023 consisted of the following:

	2024	2023
Gross realized gains	$5.5	$5.8
Gross realized losses	(9.2)	(15.6)
Net realized losses on investments	(3.7)	(9.8)
Net unrealized gains on investments	4.7	21.1
Net realized and unrealized gains on investments (1)(2)	$1.0	$11.3
(1)Excludes realized and unrealized gains on the Company’s investments in related party investment funds and unrealized gains (losses) from available for sale investments, net of tax.
(2)Includes net realized and unrealized gains (losses) of $(1.9) million from related party investments included in other-long term investments for the three months ended March 31, 2024 (2023 - $1.8 million).

Net realized investment losses
Net realized investment losses for the three months ended March 31, 2024 and 2023 consisted of the following:

	2024	2023
Debt securities, available for sale	$(0.3)	$(0.6)
Debt securities, trading	(3.4)	(7.4)
Short-term investments	0.6	(0.2)
Other long-term investments	(0.8)	(0.4)
Net investment income (loss) on cash and cash equivalents	0.2	(1.2)
Net realized investment losses	$(3.7)	$(9.8)
Net realized investment losses on Other long-term investments for the three months ended March 31, 2024 and 2023 consisted of the following:

	2024	2023
Hedge funds and private equity funds	$1.0	$(0.4)
Strategic investments	(1.8)	—
Net realized investment losses on Other long-term investments	$(0.8)	$(0.4)
Net unrealized investment gains
Net unrealized investment gains for the three months ended March 31, 2024 and 2023 consisted of the following:

	2024	2023
Debt securities, trading	$5.4	$23.0
Short-term investments	(0.9)	(0.4)
Derivative instruments	1.0	—
Other long-term investments	1.3	(3.0)
Net investment income (loss) on cash and cash equivalents	(2.1)	1.5
Net unrealized investment gains	$4.7	$21.1
Net unrealized investment gains (losses) on Other long-term investments for the three months ended March 31, 2024 and 2023 consisted of the following:

	2024	2023
Hedge funds and private equity funds	$(0.6)	$0.9
Strategic investments	1.9	(3.9)
Net unrealized investment gains (losses) on Other long-term investments	$1.3	$(3.0)
The following table summarizes the amount of total gains (losses) included in earnings attributable to unrealized investment gains (losses) – Level 3 investments for the three months ended March 31, 2024 and 2023:

	2024	2023
Debt securities, trading	$—	$0.1
Other long-term investments	1.1	(4.8)
Total unrealized investment gains (losses) – Level 3 investments	$1.1	$(4.7)
9. Derivatives
The Company holds derivatives for both risk management and investment purposes.
Foreign currency exchange rate derivatives
The Company executes foreign currency forwards, swaps, and futures to manage foreign currency exposure. The foreign currency exchange rate derivatives are not designated or accounted for under hedge accounting. The fair value of the swaps and forwards are estimated using a single broker quote, and accordingly, are classified as a Level 3 measurement. The fair value of the futures is widely available and have quoted prices in active markets, and accordingly, were classified as a Level 1 measurement. As of March 31, 2024, the Company pledged $42.0 million in securities collateral associated with the foreign currency derivatives (December 31, 2023 - $42.2 million). These securities are included in debt securities, available for sale, in the Company’s consolidated balance sheets.
Weather derivatives
The Company holds assets and assumes liabilities related to weather and weather contingent risk management products. Weather and weather contingent derivative contracts are entered into with the objective of generating profits in normal climatic conditions. Accordingly, the Company’s weather and weather contingent derivatives are not designed to meet the criteria for hedge accounting under U.S. GAAP. The Company receives payment of premium at the contract inception in exchange for bearing the risk of variations in a quantifiable weather index. Management uses available market data and internal pricing models based upon consistent statistical methodologies to estimate the fair value. Because of the significance of the unobservable inputs used to estimate the fair value of the Company's weather risk contracts, the fair value measurements of the contracts are deemed to be Level 3 measurements in the fair value hierarchy as of March 31, 2024. The Company does not provide or hold any collateral associated with the weather derivatives.
Credit default swap
Credit default swaps protect the buyer against the loss of principal on one or more underlying bonds, loans, or mortgages in the event the issuer suffers a credit event. The Company provides its client with protection against financial non-performance of a subsidiary. The fair value of the swap is estimated using a single broker quote, and accordingly, is classified as a Level 3 measurement. As of March 31, 2024, the Company pledged $20.5 million in securities collateral associated with the credit default swap (December 31, 2023 - $22.3 million). These securities are included in debt securities, available for sale, in the Company’s consolidated balance sheets.
The following table summarizes information on the classification and amount of the fair value of derivatives not designated as hedging instruments within the Company's consolidated balance sheets as of March 31, 2024 and December 31, 2023:

	March 31, 2024			December 31, 2023
Derivatives not designated as hedging instruments	Derivative assets at fair value(1)	Derivative liabilities at fair value(2)	Notional Value	Derivative assets at fair value(1)	Derivative liabilities at fair value(2)	Notional Value
Foreign currency forwards	$1.1	$6.9	$808.6	$12.0	$—	$585.3
Weather derivatives	0.1	5.1	20.4	0.2	1.0	30.6
Interest rate swaps	0.1	—	62.7	3.4	1.7	62.7
Credit default swap	0.1	—	30.0	0.1	—	30.0
Reinsurance contracts accounted for as derivatives	$—	$8.6	$94.3	$—	$3.7	$97.4
(1)Derivative assets are classified within other assets in the Company’s consolidated balance sheets.
(2)Derivative liabilities are classified within accounts payable, accrued expenses and other liabilities in the Company’s consolidated balance sheets.
The following table summarizes information on the classification and net impact on earnings, recognized in the Company’s consolidated statements of income relating to derivatives during the three months ended March 31, 2024 and 2023:

Derivatives not designated as hedging instruments	Classification of gains (losses) recognized in earnings	2024	2023
Foreign currency forwards	Foreign exchange (gains) losses	$(17.4)	$(1.6)
Weather derivatives	Other revenues	(1.5)	3.5
Foreign currency swaps	Foreign exchange (gains) losses	—	(1.6)
Interest rate swaps	Net realized and unrealized investment gains	1.3	—
Reinsurance contracts accounted for as derivatives	Other revenues	$(4.8)	$0.1
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
Alstead Reinsurance Ltd. (“Alstead Re”) is considered a VIE and the Company has concluded that it is the primary beneficiary of Alstead Re because the Company can exercise control over the activities that most significantly impact the economic performance of Alstead Re. As a result, the Company has consolidated the results of Alstead Re in its consolidated financial statements. As of March 31, 2024, Alstead Re’s assets and liabilities included in the Company’s consolidated balance sheets were $14.7 million and $9.4 million, respectively (December 31, 2023 - $14.5 million and $9.2 million, respectively).
Arcadian
Arcadian Risk Capital Ltd. (“Arcadian”) is considered a VIE and the Company has concluded that it is the primary beneficiary of Arcadian because the Company can exercise control over the activities that most significantly impact the economic performance of Arcadian. As a result, the Company has consolidated the results of Arcadian in its consolidated financial statements. The Company’s ownership in Arcadian as of March 31, 2024 was 49%, and its financial exposure to Arcadian is limited to its investment in Arcadian’s common shares and other financial support up to $18.0 million through an unsecured promissory note. As of March 31, 2024, Arcadian’s assets and liabilities, before intercompany eliminations, included in the Company’s consolidated balance sheets were $142.9 million and $113.5 million, respectively (December 31, 2023 - $150.9 million and $123.8 million, respectively).
Banyan
In January 2023, Banyan Risk Ltd. (“Banyan”) completed a recapitalization in which the Company’s ownership decreased from 100% to 49%. After the recapitalization, Banyan was considered a VIE and the Company was its primary beneficiary as it could exercise control over the activities that most significantly impacted the economic performance of Banyan. The Company consolidated the results of Banyan in its consolidated financial statements through September 30, 2023. In October 2023, the Company sold the remainder of its ownership to Banyan and deconsolidated upon sale effective October 1, 2023.
Consolidated voting interest entities
Alta Signa
Alta Signa Holdings (“Alta Signa”) is considered a VOE and the Company holds a majority of the voting interests through its seats on Alta Signa’s board of directors. As a result, the Company has consolidated the results of Alta Signa in its consolidated financial statements. The Company’s ownership in Alta Signa as of March 31, 2024 was 75.1%. As of March 31, 2024, Alta Signa’s assets and liabilities, before intercompany eliminations, included in the Company’s consolidated balance sheets were $3.2 million and $0.7 million, respectively (December 31, 2023 - $2.8 million and $0.8 million, respectively).
Noncontrolling interests
Noncontrolling interests represent the portion of equity in consolidated subsidiaries not attributable, directly or indirectly, to the Company. The following table is a reconciliation of the beginning and ending carrying amount of noncontrolling interests for the three months ended March 31, 2024 and 2023:

	2024	2023
Balance, beginning of period	$16.7	$7.9
Net income attributable to noncontrolling interests	1.1	2.4
Contributions	—	1.1
Balance, end of period	$17.8	$11.4
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
The following table presents total assets of unconsolidated VIEs in which the Company holds a variable interest, as well as the maximum exposure to loss associated with these VIEs as of March 31, 2024 and December 31, 2023:

		Maximum Exposure to Loss
	Total VIE Assets	On-Balance Sheet	Off-Balance Sheet	Total
March 31, 2024
Other long-term investments (1)	$175.8	$126.2	$1.9	$128.1
December 31, 2023
Other long-term investments (1)	$189.8	$126.2	$5.7	$131.9
(1)Excludes the Company’s investments in Related Party Investment Funds which are also VIEs and are discussed separately below.
Third Point Enhanced LP
As of March 31, 2024, the Company and TP GP hold interests of approximately 89.3% and 10.7%, respectively, of the net asset value of TP Enhanced Fund. As a result, both entities hold significant financial interests in TP Enhanced Fund. However, TP GP controls all of the investment decision-making authority and the Company does not have the power to direct the activities which most significantly impact the economic performance of TP Enhanced Fund. As a result, the Company is not considered the primary beneficiary and does not consolidate TP Enhanced Fund. The Company’s maximum exposure to loss corresponds to the value of its investments in the TP Enhanced Fund. See Note 7 for additional information on the Company’s investment in the TP Enhanced Fund.
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

11. Loss and loss adjustment expense reserves
The following table represents the activity in the loss and loss adjustment expense reserves for the three months ended March 31, 2024 and 2023:

	2024	2023
Gross reserves for loss and loss adjustment expenses, beginning of period	$5,608.1	$5,268.7
Less: loss and loss adjustment expenses recoverable, beginning of period	(2,295.1)	(1,376.2)
Less: deferred charges on retroactive reinsurance contracts	27.5	(1.0)
Net reserves for loss and loss adjustment expenses, beginning of period	3,340.5	3,891.5
Increase (decrease) in net loss and loss adjustment expenses incurred in respect of losses occurring in:
Current year	356.4	372.5
Prior years	(38.9)	(105.4)
Total incurred loss and loss adjustment expenses	317.5	267.1
Net loss and loss adjustment expenses paid in respect of losses occurring in:
Current year	(44.0)	(36.4)
Prior years	(272.8)	(202.1)
Total net paid losses	(316.8)	(238.5)
Foreign currency translation	15.8	6.0
Net reserves for loss and loss adjustment expenses, end of period	3,357.0	3,926.1
Plus: loss and loss adjustment expenses recoverable, end of period	2,233.8	1,392.0
Plus: deferred (gains) charges on retroactive reinsurance (1)	(25.5)	0.8
Gross reserves for loss and loss adjustment expenses, end of period	$5,565.3	$5,318.9
(1)Deferred charges on retroactive reinsurance are recorded in other assets on the Company’s consolidated balance sheets. Deferred gains on retroactive reinsurance are presented as a separate line item on the Company’s consolidated balance sheets.
The Company's prior year reserve development arises from changes to estimates of losses and loss adjustment expenses related to loss events that occurred in previous calendar years.
For the three months ended March 31, 2024, the Company recorded $38.9 million of net favorable prior year loss reserve development primarily resulting from favorable development on one contract in runoff, as well as decreased ultimate losses in the credit reinsurance portfolio.
For the three months ended March 31, 2023, the Company recorded $105.4 million of net favorable prior year loss reserve development primarily resulting from decreases in the domestic and international property and casualty lines of business in the Reinsurance segment and A&H in the Insurance & Services segment, driven by reserving analyses performed in connection with the 2023 LPT.
12. Allowance for expected credit losses
The Company is exposed to credit losses through sales of its insurance and reinsurance products and services. The financial assets in scope of the current expected credit losses impairment model primarily include the Company’s insurance and reinsurance balances receivable and loss and loss adjustment expenses recoverable. The Company pools these amounts by counterparty credit rating and applies a credit default rate that is determined based on the studies published by the rating agencies (e.g., AM Best, Standard & Poor's (“S&P”), Fitch Ratings, Demotech). In circumstances where ratings are unavailable, the Company applies an internally developed default rate based on historical experience, reference data including research publications, and other relevant inputs.

The Company's assets in scope of the current expected credit loss assessment as of March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024	December 31, 2023
Insurance and reinsurance balances receivable, net	$2,127.2	$1,966.3
Loss and loss adjustment expenses recoverable, net	2,233.8	2,295.1
Other assets (1)	84.6	76.8
Total assets in scope	$4,445.6	$4,338.2
(1)Relates to MGA trade receivables (included in other assets in the Company’s consolidated balance sheets), loans receivables (included in other long-term investments in the Company’s consolidated balance sheets) and interest and dividend receivables.
The Company’s allowance for expected credit losses was $28.8 million as of March 31, 2024 (December 31, 2023 - $28.8 million). For the three months ended March 31, 2024, the Company did not record any change to the current expected credit losses (2023 - none). Changes to the current expected credit losses are included in net corporate and other expenses in the consolidated statements of income.
The Company monitors counterparty credit ratings and macroeconomic conditions, and considers the most current AM Best, S&P and other credit rating agencies to determine the allowance each quarter. As of March 31, 2024, approximately 69% of the total gross assets in scope were balances with counterparties rated by major credit rating agencies and, of the total rated, 84% were rated A- or better.
13. Debt and letter of credit facilities
Debt obligations
The following table represents a summary of the Company’s debt obligations on its consolidated balance sheets as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Amount	Effective rate (1)	Amount	Effective rate (1)
2017 SEK Subordinated Notes, at face value	$257.8	8.2%	$273.6	7.7%
Unamortized discount	(5.2)		(5.7)
2017 SEK Subordinated Notes, carrying value	252.6		267.9
2016 Senior Notes, at face value	400.0	4.3%	400.0	4.6%
Unamortized premium	3.2		3.5
2016 Senior Notes, carrying value	403.2		403.5
2015 Senior Notes, at face value	115.0	7.0%	115.0	7.0%
Unamortized issuance costs	(0.2)		(0.2)
2015 Senior Notes, carrying value	114.8		114.8
Total debt	$770.6		$786.2
(1)Effective rate considers the effect of the debt issuance costs, discount, and premium.
The Company was in compliance with all debt covenants as of and for the periods ended March 31, 2024 and December 31, 2023.
In April 2024, the Company issued $400.0 million aggregate principal amount of its 7.0% Senior Notes due 2029 (the “2024 Senior Notes”). Interest is payable on the 2024 Senior Notes semi-annually in arrears. The 2024 Senior Notes were issued pursuant to a Senior Indenture, dated as of April 5, 2024, between the Company and The Bank of New York Mellon, as trustee, and supplemented by a First Supplemental Indenture thereto with The Bank of New York Mellon, as trustee. The 2024 Senior Notes were offered and sold pursuant to the shelf registration statement on Form S-3 (File No. 333-255917), filed with the U.S. Securities and Exchange Commission (the “Commission”) on May 7, 2021, and a prospectus supplement related to the 2029 Notes dated March 27, 2024 (filed with the Commission pursuant to Rule 424(b)(2) under the Securities Act of 1933). In April 2024, the Company amended its 4.6% 2016 Senior Notes pursuant to a Fourth Supplemental Indenture thereto with The Bank of New York Mellon, as trustee, and following such amendments the Company completed the redemption of all remaining outstanding $400.0 million aggregate principal amount of its 2016 Senior Notes. The Company also redeemed all $115.0 million aggregate principal amount of its 2015 Senior Notes in April 2024. The Company has used certain of the proceeds from the 2024 Senior Notes, together with available cash, to fund the purchase of validly tendered 2016 Senior Notes and the redemptions of the 2016 Senior Notes and the 2015 Senior Notes.
Standby letter of credit facilities
As of March 31, 2024, the Company had entered into the following letter of credit facilities:

	March 31, 2024
	Letters of Credit		Collateral
	Committed Capacity	Issued	Cash and Cash Equivalents	Debt securities
Committed - Secured letters of credit facilities	$355.0	$279.6	$16.4	$225.4
Uncommitted - Secured letters of credit facilities	n/a	984.2	53.8	1,198.0
		$1,263.8	$70.2	$1,423.4
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
Interest expense
Total interest expense incurred by the Company for the three months ended March 31, 2024 includes $11.8 million (2023 - $12.8 million) associated with debt obligations, and funds withheld interest of $7.1 million (2023 - none) from the 2023 LPT. See Note 3 - Significant transactions for further discussion on the 2023 LPT.
Revolving credit facility
In addition to the letter of credit facilities above, the Company entered into a three-year, $300.0 million senior unsecured revolving credit facility (the “Facility”) with JPMorgan Chase Bank, N.A. as administrative agent, effective February 26, 2021, which was renewed in February 2024 for one additional year. The Facility provides access to loans for working capital and general corporate purposes, and letters of credit to support obligations under insurance and reinsurance agreements, retrocessional agreements and for general corporate purposes. Loans and letters of credit under the Facility will become available, subject to customary conditions precedent. As of March 31, 2024, there were no outstanding borrowings under the Facility.
14. Income taxes
The Company provides income tax expense or benefit based upon pre-tax income or loss reported in the consolidated statements of income and the provisions of currently enacted tax laws. Under current Bermuda law, the Company and its Bermuda-domiciled subsidiaries are not subject to income taxes imposed by the government of Bermuda. Starting in 2025, a 15% corporate income tax is expected to apply to the Company’s Bermuda operations as a result of the enactment of the Corporate Income Tax Act 2023 (the “Bermuda CIT”). The Bermuda CIT legislation includes specific provisions intended to administer a fair and equitable transition into the new tax system, referred to as the economic transition adjustment (“ETA”) and opening tax loss carryforward (“OTLC”). The Company expects that SiriusPoint Ltd. and at least one of its major subsidiaries organized and operating in Bermuda will be subject to these provisions. The Company expects its in-scope entities will incur increased tax expense in Bermuda beginning in 2025.
The Company has subsidiaries and branches that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate. The jurisdictions in which the Company's subsidiaries and branches are subject to tax are Belgium, Bermuda, Canada, Germany, Gibraltar, Hong Kong (China), Luxembourg, Singapore, Sweden, Switzerland, the United Kingdom, and the United States.
For the three months ended March 31, 2024, the Company recorded income tax expense of $9.7 million (2023 - $25.5 million) on pre-tax income of $105.6 million (2023 - $163.8 million). The effective tax rates for the three months ended March 31, 2024 was 9.2%. The difference between the effective tax rate on income (losses) from continuing operations and the Bermuda statutory tax rate of 0.0% is primarily because of income recognized in jurisdictions with higher tax rates than Bermuda, and adjustments pursuant to applicable U.S. GAAP guidance on interim period financial reporting of taxes, which are based on the annual estimated effective tax rate.

In arriving at the estimated annual effective tax rate for the three months ended March 31, 2024 and 2023, the Company took into consideration all year-to-date income and expense items including the change in unrealized investment gains (losses) and realized investment gains (losses) and such items on a forecasted basis for the remainder of each year.
In December 2021, the OECD published two global anti-base erosion model rules under Pillar Two (the “GloBE Rules”), which implement a 15% global minimum tax applicable for multinational groups. The first GloBE Rule is the income inclusion rule (“IIR”), which imposes “top-up” tax on a parent entity in respect of the income of a subsidiary that is taxed at less than 15%. The second GloBE Rule is the “undertaxed payments” rule, which denies deductions or requires an equivalent adjustment to the extent the income of an affiliate which is taxed at less than 15%. On January 1, 2024, the GloBE Rules went into effect in the EU, including a minimum top-up tax rate of 15% for multinational companies, with many EU member states enacting corollary legislation as part of their respective domestic tax laws. The Company will continue to monitor how the relevant countries have enacted Pillar Two. Pillar Two is not expected to have a material impact to the current year financial statements.
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
The total reserve for unrecognized tax benefits is $2.3 million as of March 31, 2024, which did not materially change compared to December 31, 2023. If the Company determines in the future that its reserves for unrecognized tax benefits on permanent differences and interest and penalties are not needed, the reversal of $1.6 million of such reserves as of March 31, 2024 would be recorded as an income tax benefit and would impact the effective tax rate. The remaining balance is accrued interest and penalties.
15. Shareholders' equity
Common shares
The following table presents a summary of the common shares issued and outstanding as of and for the three months ended March 31, 2024 and 2023:

	2024	2023
Common shares issued and outstanding, beginning of period	168,120,022	162,177,653
Issuance of common shares, net of forfeitures and shares withheld	22,587	189,520
Issuance of common shares upon exercise of options	1,610,623	—
Common shares issued and outstanding, end of period	169,753,232	162,367,173
The Company’s authorized share capital consists of 300,000,000 common shares with a par value of $0.10 each. During the three months ended March 31, 2024 and 2023, the Company did not pay any dividends to its common shareholders.
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
During the three months ended March 31, 2024, the Company declared and paid dividends of $4.0 million to the Series B preference shareholders (2023 - $4.0 million). The Company has declared and paid dividends to the Series B preference shareholders every quarter beginning June 30, 2021.
16. Earnings per share available to SiriusPoint common shareholders
The following sets forth the computation of basic and diluted earnings per share available to SiriusPoint common shareholders for the three months ended March 31, 2024 and 2023:

	2024	2023
Weighted-average number of common shares outstanding:
Basic number of common shares outstanding	168,934,114	160,905,860
Dilutive effect of options	1,030,515	138,464
Dilutive effect of warrants	1,605,246	—
Dilutive effect of restricted share awards and units	2,811,088	3,086,622
Diluted number of common shares outstanding	174,380,963	164,130,946
Basic earnings per common share:
Net income available to SiriusPoint common shareholders	$90.8	$131.9
Net income allocated to SiriusPoint participating shareholders	(6.1)	(10.0)
Net income allocated to SiriusPoint common shareholders	$84.7	$121.9
Basic earnings per share available to SiriusPoint common shareholders	$0.50	$0.76
Diluted earnings per common share:
Net income available to SiriusPoint common shareholders	$90.8	$131.9
Net income allocated to SiriusPoint participating shareholders	(6.1)	(10.0)
Net income allocated to SiriusPoint common shareholders	$84.7	$121.9
Diluted earnings per share available to SiriusPoint common shareholders	$0.49	$0.74
For the three months ended March 31, 2024, no amounts were excluded from the computation of diluted earnings per share attributable to SiriusPoint common shareholders. For the three months ended March 31, 2023, options of 3,910,700, warrants of 32,516,293 and restricted share units of 48,900 were excluded from the computation of diluted earnings per share attributable to SiriusPoint common shareholders.
17. Related party transactions
In addition to the transactions disclosed in Notes 7 and 10 to these consolidated financial statements, the following transactions are classified as related party transactions, as the counterparties have either a direct or indirect shareholding in the Company or the Company has an investment in such counterparty.
(Re)insurance contracts
During the three months ended March 31, 2024, insurance and reinsurance contracts with certain of the Company’s insurance and MGA related parties resulted in gross premiums written of $17.0 million (2023 - $67.5 million). As of March 31, 2024, the Company had total receivables from these related parties of $56.3 million and no payables (December 31, 2023 - receivables of $61.8 million and no payables).

Investments managed by related parties
The following table provides the fair value of the Company's investments managed by related parties as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Third Point Enhanced LP	$77.8	$77.5
Third Point Venture Offshore Fund I LP	24.7	25.0
Third Point Venture Offshore Fund II LP	3.1	3.1
Investments in related party investment funds, at fair value	105.6	105.6
Third Point Optimized Credit Portfolio (1)	587.2	562.0
Total investments managed by related parties	$692.8	$667.6
(1)The Third Point Optimized Credit Portfolio is reported in debt securities available for sale and trading in the consolidated balance sheets
Management, advisory and performance fees to related parties
The total management, advisory and performance fees to related parties for the three months ended March 31, 2024 and 2023 were as follows:

	2024	2023
Management and advisory fees	$1.7	$1.7
Performance fees	0.4	—
Total management, advisory and performance fees to related parties (1)	$2.1	$1.7
(1)Management, advisory and performance fees for the Related Party Investment Funds, where applicable, are presented within net realized and unrealized investment gains from related party investment funds in the consolidated statements of income.
Management and advisory fees
Third Point Enhanced LP
Pursuant to the 2022 LPA, effective February 23, 2022, Third Point LLC is entitled to receive monthly management fees. Management fees are charged at the TP Enhanced Fund level and are calculated based on 1.25% per annum of the investment in TP Enhanced Fund.
Third Point Venture Offshore Fund I LP
No management fees are payable by the Company under the 2021 Venture LPA.
Third Point Venture Offshore Fund II LP
Pursuant to the 2022 Venture II LPA, management fees are charged at the TP Venture Fund II level and are calculated based on 0.1875% per quarter (0.75% per annum).
Third Point Insurance Portfolio Solutions and Third Point Optimized Credit
Pursuant to the Third Point Insurance Portfolio Solutions Investment Management Agreement (“TPIPS IMA”), effective February 26, 2021, the Company will pay Third Point LLC a fixed management fee, payable monthly in advance, equal to 1/12 of 0.06% of the fair value of assets managed (other than assets invested in TP Enhanced Fund).
Pursuant to the 2022 IMA, effective February 23, 2022, the Company will also pay Third Point LLC a monthly management fee equal to one twelfth of 0.50% (0.50% per annum) of the TPOC Portfolio, net of any expenses, and a fixed advisory fee of $1.5 million per annum.
Performance fees
Third Point Enhanced LP
Pursuant to the 2022 LPA, TP GP receives a performance fee allocation equal to 20% of the Company’s investment income in the related party investment fund. The performance fee is included as part of “Investments in related party investment fund, at fair value” on the Company’s consolidated balance sheets since the fees are charged at the TP Enhanced Fund level.

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
Third Point Optimized Credit
Pursuant to the 2022 IMA, the Company will pay Third Point LLC, from the assets of each sub-account, an annual incentive fee equal to 15% of outperformance over a specified benchmark. The performance fee is included as part of “Net investment income” on the Company’s consolidated statements of income.
18. Commitments and contingencies
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
Series A Preference Shares
On February 26, 2021, certain holders of Sirius Group shares elected to receive Series A preference shares, par value $0.10 per share (“Series A Preference Shares”), with respect to the consideration price of the Sirius Group acquisition. The Company issued 11,720,987 Series A Preference Shares. The Series A Preference Shares rank pari passu with the Company’s common shares with respect to the payment of dividends or distributions. Each Series A Preference Share has voting power equal to the number of Company shares into which it is convertible, and the Series A Preference Shares and Company shares shall vote together as a single class with respect to any and all matters. Upon the third anniversary of the closing date of the Sirius Group acquisition, the Series A Preference Shares were subject to a conversion ratio calculation, based on ultimate COVID-19 losses along with other measurement criteria, to convert into the Company’s common shares. The Company and Series A Preference Share investors are reviewing the COVID-19 loss estimates and the Company expects to settle the Series A Preference Shares upon the completion of the review process.
During the three months ended March 31, 2024, the Company recorded a loss of $3.9 million, respectively, from the change in fair value of the Series A Preference Shares (2023 - $5.3 million). As of March 31, 2024, the fair value of the Series A Preference Shares is $41.5 million (December 31, 2023 - $37.6 million).
During the three months ended March 31, 2024, the Company did not declare or pay dividends to holders of Series A Preference Shares.
Merger Warrants
On February 26, 2021, the Company issued certain warrants with respect to the consideration price of the Sirius Group acquisition (the “Merger Warrants”). As of March 31, 2024, the Company had reserved for issuance common shares underlying warrants to purchase, in the aggregate, up to 21,009,324 common shares, to previous Sirius Group common shareholders.
During the three months ended March 31, 2024, the Company recorded a loss of $12.0 million from the change in fair value of the Merger Warrants (2023 - $16.0 million). As of March 31, 2024, the estimated fair value of the Merger Warrants is $41.7 million (December 31, 2023 - $29.7 million).
Sirius Group Private Warrants
On February 26, 2021, the Company entered into an assumption agreement pursuant to which the Company agreed to assume all of the warrants issued on November 5, 2018 and November 28, 2018 (the “Private Warrants”) by Sirius Group to certain counterparties. The 5,418,434 Private Warrants were all exercised before their maturity on November 5, 2023.

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
Promissory notes & loan agreement
On September 16, 2020, the Company entered into an Unsecured Promissory Note agreement with Arcadian, pursuant to which the Company has committed to loan up to $18.0 million. Interest shall accrue and be computed on the aggregate principal amount drawn and outstanding at a rate of 8.0% per annum. No amounts were drawn as of March 31, 2024.
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
During the three months ended March 31, 2024, the Company recognized operating lease expense of $2.2 million, respectively (2023 - $2.5 million), including property taxes and routine maintenance expense as well as rental expenses related to short term leases.
The following table presents the lease balances within the consolidated balance sheets as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Operating lease right-of-use assets(1)	$24.2	$25.6
Operating lease liabilities(2)	$26.6	$28.4

Weighted average lease term (years)	3.9	4.1
Weighted average discount rate	2.9%	2.9%
(1) Operating lease right-of-use assets are included in other assets on the Company’s consolidated balance sheets.
(2) Operating lease liabilities are included in accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets.

Future minimum rental commitments as of March 31, 2024 under these leases are expected to be as follows:

Future Payments
Remainder of 2024	$4.9
2025	5.8
2026	5.0
2027	4.1
2028 and thereafter	9.2
Total future annual minimum rental payments	29.0
Less: present value discount	(2.4)
Total lease liability as of March 31, 2024	$26.6
19. Subsequent event
Loss portfolio transfer
On April 30, 2024, SiriusPoint America Insurance Company (“SiriusPoint America”), a subsidiary of SiriusPoint Ltd., entered into a Master Agreement (the “Master Agreement”), dated as of April 30, 2024, made by and between SiriusPoint America and Clarendon National Insurance Company (“Clarendon National”), an insurer domiciled in Texas and an affiliate of Enstar Group Limited, a Bermuda exempted company (“Enstar”).
Pursuant to the Master Agreement, at the closing of the transactions contemplated therein, among other documents, (a) SiriusPoint America and Clarendon National will enter into a Loss Portfolio Transfer Reinsurance Agreement (the “LPT Agreement”), pursuant to which SiriusPoint America will cede and Clarendon National will assume 100% of the net liability with respect to certain workers’ compensation insurance exposures of SiriusPoint America (the “Subject Business”) on a funds withheld basis, subject to the terms and conditions of the LPT Agreement including an aggregate limit; (b) SiriusPoint America and an affiliate of Clarendon National (the “Administrator”) will enter into an Administrative Services Agreement concerning the Administrator’s authority and responsibility for certain administrative services related to the Subject Business, including claims handling; and (c) Enstar shall issue a Parental Guarantee in favor of SiriusPoint America guaranteeing Clarendon National’s obligations under the LPT Agreement. In certain circumstances and in lieu of the guarantee obligations provided thereunder, Clarendon National may post letters of credit as collateral securing Clarendon National’s reinsurance obligations with respect to the Subject Business. Immediately prior to the effective date of the LPT Agreement, SiriusPoint will be commuting certain ceded workers’ compensation reinsurance contracts, and the liabilities related to those commuted contracts will be included in the Subject Business.
This transaction covers approximately $400 million of SiriusPoint reserves, including liabilities to be commuted, valued as of December 31, 2023, and the reinsurance premium. The aggregate limit under the LPT Agreements is 150% of the premium paid less certain adjustments for paid losses in the interim period prior to the effective date of the contract.
The Master Agreement and the LPT Agreements include customary representations and warranties, indemnification obligations, covenants and termination rights of the parties. The transaction is anticipated to close and incept on or around June 30, 2024, subject to regulatory approvals and other customary closing conditions.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with our unaudited consolidated financial statements and the related notes contained elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”) and the information under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. The terms “we,” “our,” “us” and the “Company,” as used in this report, refer to SiriusPoint Ltd. (“SiriusPoint”) and its directly and indirectly owned subsidiaries as a combined entity, except where otherwise stated or where it is clear that the terms mean only SiriusPoint exclusive of its subsidiaries.
The statements in this discussion regarding business outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) and in “Cautionary Note Regarding Forward-Looking Statements” below. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
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
Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the following:
•our ability to execute on our strategic transformation, including re-underwriting to reduce volatility and improving underwriting performance, de-risking our investment portfolio, and transforming our business;
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
•risks associated with delegating authority to third party managing general agents, managing general underwriters and/or program administrators (“MGAs”);
•future strategic transactions such as acquisitions, dispositions, investments, mergers or joint ventures;
•SiriusPoint’s response to any acquisition proposal that may be received from any party, including any actions that may be considered by the Company’s Board of Directors or any committee thereof; and
•other risks and factors listed under “Risk Factors” in our 2023 Form 10-K and other subsequent periodic reports filed with the Securities and Exchange Commission.
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
Overview
Our Company was formed following a merger between Sirius International Insurance Group, Ltd. and Third Point Reinsurance Ltd. on February 26, 2021. We are a global underwriter of insurance and reinsurance, domiciled in Bermuda. We have licenses to write property, casualty and accident & health insurance and reinsurance globally, including admitted & non-admitted licensed companies in the United States, a Bermuda Class 4 company, a Lloyd’s of London (“Lloyd’s”) syndicate and managing agency, and an internationally licensed company domiciled in Sweden. Our operating companies have a financial strength rating of A- (Stable) from AM Best, Standard & Poor's (“S&P”) and Fitch Ratings (“Fitch”) and A3 (Stable) from Moody’s Ratings (“Moody’s”).
We are an underwriting first company as we aim to create a business model which is simplified, fully-integrated and globally connected. Distribution relationships are important to us, as we generate premiums from various sources, including our consolidated MGAs and non-consolidated MGAs. We seek to apply our underwriting talent, capabilities and proven management expertise to underwrite a profitable book of business and identify new opportunities to create value. Our approach is to be nimble and reactive to market opportunities within our segments of Insurance & Services and Reinsurance, allocating capital where we see profitable opportunity, while remaining disciplined and consistent within our specified risk tolerances and areas of expertise. Our MGA strategy is to partner with high integrity and transparent leaders and teams with deep underwriting expertise and a track record of success. Our partnerships are structured to incentivize all parties to deliver thereby allowing capable teams to do what they do best, while we provide services where our partners are lacking. As of March 31, 2024, we had equity stakes in 24 entities (MGAs, Insurtech and Other) which underwrite or distribute a wide range of lines of business.
Products and Services
Reinsurance Segment
In our Reinsurance segment, we provide reinsurance products to insurance and reinsurance companies, government entities, and other risk bearing vehicles on a treaty or facultative basis. For reinsurance assumed, we participate in the reinsurance market with a global focus through the broker market distribution channel. We primarily write treaty reinsurance, on both a proportional and excess of loss basis, and provide facultative reinsurance in some of our business lines. In the United States and Bermuda, our core focus is on distribution, risk and clients located in North America, while our international operation is focused primarily on distribution, risks and clients located in Europe.
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
Recent Developments
Debt Refinancing
In April 2024, we issued $400.0 million aggregate principal amount of 7.0% Senior Notes due 2029 (the “2024 Senior Notes”). Interest is payable on the 2024 Senior Notes semi-annually in arrears. The 2024 Senior Notes were issued pursuant to a Senior Indenture, dated as of April 5, 2024, between our Company and The Bank of New York Mellon, as trustee, and supplemented by a First Supplemental Indenture thereto with The Bank of New York Mellon, as trustee. The 2024 Senior Notes were offered and sold pursuant to the shelf registration statement on Form S-3 (File No. 333-255917), filed with the U.S. Securities and Exchange Commission (the “Commission”) on May 7, 2021, and a prospectus supplement related to the 2029 Notes dated March 27, 2024 (filed with the Commission pursuant to Rule 424(b)(2) under the Securities Act of 1933). In April 2024, we amended our 4.6% 2016 Senior Notes pursuant to a Fourth Supplemental Indenture thereto with The Bank of New York Mellon, as trustee, and following such amendments we completed the redemption of all remaining outstanding $400.0 million aggregate principal amount of our 2016 Senior Notes. We also redeemed all $115.0 million aggregate principal amount of our 2015 Senior Notes in April 2024. We used certain of the proceeds from the 2024 Senior Notes, together with available cash, to fund the purchase of validly tendered 2016 Senior Notes and the redemptions of the 2016 Senior Notes and the 2015 Senior Notes.
Ratings
On March 19, 2024, Moody’s assigned our operating companies a new financial strength rating of A3, or stable.
Interest Rates and Inflation
The Central banks’ monetary policies across the globe resulted in increased interest rates. While the rise in interest rates negatively affects the fair value of current debt security holdings, it also provides higher reinvestment rates upon maturity or sales of our existing portfolio. Additionally, our 2017 SEK Subordinated Notes bear interest at a variable rate based on the Stockholm Interbank Offered Rate plus a margin.
We continue to evaluate the impact of inflation on our underwriting results and reserves. We proactively adjusted trend assumptions in our pricing. As of March 31, 2024, we believe our estimate of the impact of inflation is within our established reserves given the existing provisions for uncertainty that we previously established. As the inflationary environment is dynamic with a relatively high degree of uncertainty, we will continue to monitor and analyze the inflationary environment and its effect on our portfolio in order to maintain adequate pricing and reserving estimates.

Key Performance Indicators
We believe that the following key financial indicators are the most important in evaluating our performance:

	2024	2023
	($ in millions, except for per share data and ratios)
Combined ratio	84.9%	73.8%
Core underwriting income (1)	$44.3	$107.4
Core net services income (1)	$18.1	$16.7
Core income (1)	$62.4	$124.1
Core combined ratio (1)	91.4%	80.5%
Annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders	15.4%	27.0%
Book value per common share (2)	$14.15	$13.76
Book value per diluted common share (2)	$13.64	$13.35
Tangible book value per diluted common share (1) (2)	$12.79	$12.47
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
(2)Prior year comparatives represent amounts as of December 31, 2023.
Core Results
See “Segment Results” below for additional information.
Annualized Return on Average Common Shareholders’ Equity Attributable to SiriusPoint Common Shareholders
Annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders is calculated by dividing annualized net income available to SiriusPoint common shareholders for the period by the average common shareholders’ equity determined using the common shareholders’ equity balances at the beginning and end of the period.
Annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders for the three months ended March 31, 2024 and 2023 was calculated as follows:

	2024	2023
	($ in millions)
Net income available to SiriusPoint common shareholders	$90.8	$131.9
Common shareholders’ equity attributable to SiriusPoint common shareholders - beginning of period	2,313.9	1,874.7
Common shareholders’ equity attributable to SiriusPoint common shareholders - end of period	2,402.6	2,029.9
Average common shareholders’ equity attributable to SiriusPoint common shareholders	$2,358.3	$1,952.3
Annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders	15.4%	27.0%
The decrease in annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders was driven by lower net income for the three months ended March 31, 2024 primarily as a result of decreased favorable prior year loss reserve development compared to the three months ended March 31, 2023, which was linked to the 2023 LPT.
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

As of March 31, 2024, book value per common share was $14.15, representing an increase of $0.39 per share, or 2.8%, from $13.76 per share as of December 31, 2023. As of March 31, 2024, book value per diluted common share was $13.64, representing an increase of $0.29 per share, or 2.2%, from $13.35 per share as of December 31, 2023. As of March 31, 2024, tangible book value per diluted common share was $12.79, representing an increase of $0.32 per share, or 2.6%, from $12.47 per share as of December 31, 2023. The increases reflect continued positive underwriting and investment results, partially offset by accumulated other comprehensive loss from unrealized losses from available for sale (“AFS”) debt securities.
Consolidated Results of Operations—Three months ended March 31, 2024 and 2023
The following table sets forth the key items discussed in the consolidated results of operations section, and the period over period change, for the three months ended March 31, 2024 and 2023:

	2024	2023	Change
	($ in millions)
Total underwriting income	$89.6	$156.5	$(66.9)
Net investment income and net realized and unrealized investment gains	79.8	73.8	6.0
Other revenues	11.9	8.8	3.1
Net corporate and other expenses	(56.0)	(60.0)	4.0
Intangible asset amortization	(2.9)	(2.4)	(0.5)
Interest expense	(20.5)	(12.8)	(7.7)
Foreign exchange gains (losses)	3.7	(0.1)	3.8
Income tax expense	(9.7)	(25.5)	15.8
Net income	$95.9	$138.3	$(42.4)
The key changes in our consolidated results for the three months ended March 31, 2024 compared to the prior year period are discussed below.
Underwriting results
The decrease in net underwriting results for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was driven by lower favorable prior year loss reserve development. Favorable prior year loss reserve development for the three months ended March 31, 2023 included $101.6 million driven by reserving analyses performed in connection with the 2023 LPT. Excluding the favorable development linked to the 2023 LPT, net underwriting income increased by $33.9 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This increase was primarily driven by a lower other underwriting expense ratio resulting from our cost savings program and lower attritional losses, as well as no catastrophe losses for the three months ended March 31, 2024 compared to $12.9 million the three months ended March 31, 2023.

Investments
Investment Portfolio
The following is a summary of our total investments, cash and cash equivalents and restricted cash and cash equivalents as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	($ in millions)
Debt securities, available for sale	$5,057.5	$4,755.4
Debt securities, trading	406.0	534.9
Total debt securities (1)	5,463.5	5,290.3
Short-term investments	329.9	371.6
Investments in Related Party Investment Funds	105.6	105.6
Other long-term investments	296.6	308.5
Equity securities	1.6	1.6
Total investments	6,197.2	6,077.6
Cash and cash equivalents	867.5	969.2
Restricted cash and cash equivalents (2)	218.9	132.1
Total invested assets and cash(1)	$7,283.6	$7,178.9
(1)Includes $587.2 million of investments in the Third Point Optimized Credit portfolio (“TPOC Portfolio”) as of March 31, 2024 (December 31, 2023 - $562.0 million).
(2)Primarily consists of cash and fixed income securities such as U.S. Treasuries, money markets funds, and sovereign debt, securing our contractual obligations under certain (re)insurance contracts that we will not be released from until the underlying risks have expired or have been settled.
The main drivers for the increase in total investments as of March 31, 2024 was net investment income of $78.8 million primarily driven by increases in interest income from the Company’s debt portfolio. These fixed income securities are subject to changes in economic conditions and Central banks’ decisions with regards to interest rate policies. We continue to monitor these changes to align our total investments with our liabilities, preserve capital and to optimize yield on our fixed income portfolio.
The duration of our fixed income portfolio, excluding cash and cash equivalents, is 2.9 years, (December 31, 2023 - 2.8 years). The increase from the comparative period is due to our effort to match our asset duration with economic liabilities in the current interest rate environment. The average credit rating of our investment portfolio is AA as of March 31, 2024 (December 31, 2023 - AA) with no defaults in the investment portfolio.
The following table provides a breakdown of structured products between investment and non-investment grade securities as of March 31, 2024. These are fixed income investments which are included in debt securities in the table above. Refer to

Note 7 - Investments in our unaudited condensed financial statements included elsewhere in this Quarterly Report for further discussion of these securities.

	March 31, 2024		December 31, 2023
	Investment Grade (1)	Non-investment Grade (2)	Investment Grade (1)	Non-investment Grade (2)
	($ in millions)
Asset-backed securities	$779.8	$38.0	$697.9	$17.6
Collateralized loan obligations	421.6	4.3	421.8	—
Total asset-backed securities	1,201.4	42.3	1,119.7	17.6

Agency residential mortgage-backed securities	838.1	—	803.0	—
Non-agency residential mortgage-backed securities	121.5	22.4	144.7	12.3
Total residential mortgage-backed securities	959.6	22.4	947.7	12.3
Agency commercial mortgage-backed securities	72.3	—	73.5	—
Non-agency commercial mortgage-backed securities	230.0	0.5	197.9	0.5
Total commercial mortgage-backed securities	302.3	0.5	271.4	0.5
Total mortgage-backed securities	1,261.9	22.9	1,219.1	12.8

Total asset and mortgage-backed securities	$2,463.3	$65.2	$2,338.8	$30.4
(1)Investment grade securities are considered rated BBB or higher.
(2)Non-investment grade securities are considered rated below BBB.
Investment Results
The following is a summary of the results from investments and cash for the three months ended March 31, 2024 and 2023:

	2024	2023
	($ in millions)
Gross investment income	$82.7	$67.1
Change in fair value of trading portfolio (1)	4.7	21.1
Net realized investment losses	(3.7)	(9.8)
Net realized and unrealized investment gains from related party investment funds	—	0.8
Investment results	83.7	79.2
Investment expenses	(3.9)	(5.4)
Total realized and unrealized investment gains and net investment income	$79.8	$73.8
(1)Trading portfolio is inclusive of all non-AFS designated investments in the investment portfolio.

The following is a summary of the results from investments by investment classification, for the three months ended March 31, 2024 and 2023:

	2024	2023
	($ in millions)
Debt securities, available for sale	$63.7	$35.1
Debt securities, trading	8.8	29.1
Short-term investments	4.4	8.4
Other long-term investments	0.5	4.4
Derivative instruments	1.3	—
Net realized and unrealized investment gains from Related Party Investment Funds	—	0.8
Net investment income and realized and unrealized investment gains before other investment expenses and investment income on cash and cash equivalents	78.7	77.8
Investment expenses	(3.9)	(5.4)
Net investment income on cash and cash equivalents	5.0	1.4
Total net investment income and realized and unrealized investment gains	$79.8	$73.8
Total net investment income and realized and unrealized investment gains for the three months ended March 31, 2024 was primarily attributable to net investment income related to interest income from our debt and short-term investment portfolio of $76.9 million. Increased investment income is primarily due to increased interest rates and our rotation of the portfolio from cash and cash equivalents and U.S. government and government agency positions to high-grade corporate debt and other securitized assets, in an effort to better diversify our portfolio.
Total net investment income and realized and unrealized investment gains for the three months ended March 31, 2023 was primarily attributable to investment results from our debt and short-term investment portfolio of $72.6 million driven by dividend and interest income primarily on U.S. treasury bill and corporate debt positions.
Based on management’s view and expectation, the Company has targeted that it will achieve between $250 million and $265 million of net investment income for the full year 2024.
Refer to Part I, Item 3. “Quantitative and Qualitative Disclosures about Market Risks” of this Form 10-Q for a discussion of certain risks and factors that could adversely impact our investments results.
Other Revenues
For the three months ended March 31, 2024, other revenues primarily consisted of $28.7 million of service fee revenue from MGAs, partially offset by a loss of $15.9 million from the change in fair value of liability-classified capital instruments. For the three months ended March 31, 2023, other revenues consisted of $29.5 million of service fee revenue from MGAs and a gain of $4.5 million from the sale of renewal rights of our environmental business, offset by a loss of $25.0 million from the change in fair value of liability-classified capital instruments. The decrease in service fee revenue is primarily driven by losses on underwriting derivatives and the decrease in loss from the change in fair value of liability-classified capital instruments is driven by the exercise and expiration of certain instruments as compared to the three months ended March 31, 2023.
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
The decrease in Net corporate and other expenses for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily driven by restructuring charges of $7.0 million incurred during the three months ended March 31, 2023. Service fee expense of $46.0 million for the three months ended March 31, 2024 remained consistent compared to $45.5 million for the three months ended March 31, 2023. For the three months ended March 31, 2024 and 2023, the Company did not record any change to the current expected credit losses.

Amortization of Intangible Assets
Amortization of intangible assets for the three months ended March 31, 2024 was $2.9 million (2023 - $2.4 million). The increases in amortization were due to the use of amortization patterns which are based on the period over which they are expected to generate future net cash inflows from the use of the underlying intangible assets.
Interest Expense
Interest expense and finance costs are related to interest due on our senior and subordinated notes, as well as interest associated with certain reinsurance contracts. Total interest expense for the three months ended March 31, 2024 was $20.5 million (2023 - $12.8 million). The increase in interest expense was due to the interest expense associated with funds held on the 2023 LPT of $7.1 million, in addition to the increase in the variable interest rate on the 2017 SEK Subordinated Note.
Foreign Currency Translation
Except for the Canadian reinsurance operations of SiriusPoint America and certain subsidiaries of IMG, the U.S. dollar is the functional currency for our business. Assets and liabilities are remeasured into the functional currency using current exchange rates; revenues and expenses are remeasured into the functional currency using the average exchange rate for the period. The remeasurement process results in foreign exchange gains (losses) in the consolidated results of operations. Foreign exchange (gains) losses exclude investment generated net realized and unrealized investment gains as addressed in Investment Results above.
The foreign exchange gains of $3.7 million for the three months ended March 31, 2024 were primarily due to $5.8 million of foreign exchange gains from our international operations.
The foreign exchange losses of $0.1 million for the three months ended March 31, 2023 were primarily due to $12.7 million of foreign exchange gains from our international operations which were offset by $1.4 million of foreign currency losses on the 2017 SEK Subordinated Notes, as a result of the strengthening of the Swedish Krona, and $11.3 million of losses on derivatives used to hedge exposures.
Additional foreign currency gains (losses) were recorded as part of the investments results. See Note 8 “Total net investment income and realized and unrealized investment gains” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q.
On an aggregate basis, the effects of foreign exchange resulted in charges to net income of $8.7 million and comprehensive income of $8.3 million for the three months ended March 31, 2024.
Income Tax Expense
The decrease in income tax expense for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 is driven by lower net income for the three months ended March 31, 2024 primarily as a result of decreased favorable prior year loss reserve development compared to the three months ended March 31, 2023, linked to the 2023 LPT.
Segment Results — Three months ended March 31, 2024 and 2023
The determination of our reportable segments is based on the manner in which management monitors the performance of our operations. We classify our business into two reportable segments - Reinsurance and Insurance & Services. Collectively, the sum of these two segments constitute “Core” results. Core underwriting income, Core net services income, Core income and Core combined ratio are non-GAAP financial measures. We believe it is useful to review Core results as it better reflects how management views the business and reflects our decision to exit the runoff business. The sum of Core results and Corporate results are equal to the consolidated results of operations.
Corporate includes the results of all runoff business, which represents certain classes of business that we no longer actively underwrite, including the effect of the Restructuring Plan and certain reinsurance contracts that have interest crediting features. Corporate results include asbestos and environmental and other latent liability exposures on a gross basis, which have mostly been ceded, as well as specific workers’ compensation and cyber programs which we no longer write.

The following tables set forth the operating segment results and ratios for the three months ended March 31, 2024 and 2023:

	2024
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
	($ in millions)
Gross premiums written	$356.4	$524.3	$880.7	$—	$25.9	$—	$906.6
Net premiums written	290.1	337.1	627.2	—	12.1	—	639.3
Net premiums earned	253.6	264.2	517.8	—	76.0	—	593.8
Loss and loss adjustment expenses incurred, net	124.6	176.5	301.1	(1.4)	17.8	—	317.5
Acquisition costs, net	69.8	65.2	135.0	(33.2)	43.1	—	144.9
Other underwriting expenses	19.3	18.1	37.4	—	4.4	—	41.8
Underwriting income	39.9	4.4	44.3	34.6	10.7	—	89.6
Services revenues	—	65.8	65.8	(37.1)	—	(28.7)	—
Services expenses	—	46.0	46.0	—	—	(46.0)	—
Net services fee income	—	19.8	19.8	(37.1)	—	17.3	—
Services noncontrolling income	—	(1.7)	(1.7)	—	—	1.7	—
Net services income	—	18.1	18.1	(37.1)	—	19.0	—
Segment income	$39.9	$22.5	$62.4	$(2.5)	$10.7	$19.0	$89.6

Underwriting Ratios: (1)
Loss ratio	49.1%	66.8%	58.1%				53.5%
Acquisition cost ratio	27.5%	24.7%	26.1%				24.4%
Other underwriting expenses ratio	7.6%	6.9%	7.2%				7.0%
Combined ratio	84.2%	98.4%	91.4%				84.9%
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

	2023
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
	($ in millions)
Gross premiums written	$396.2	$664.0	$1,060.2	$—	$50.3	$—	$1,110.5
Net premiums written	311.0	452.6	763.6	—	28.1	—	791.7
Net premiums earned	259.5	291.2	550.7	—	44.8	—	595.5
Loss and loss adjustment expenses incurred, net	85.6	172.5	258.1	(1.3)	10.3	—	267.1
Acquisition costs, net	66.0	71.7	137.7	(32.5)	14.5	—	119.7
Other underwriting expenses	28.2	19.3	47.5	—	4.7	—	52.2
Underwriting income	79.7	27.7	107.4	33.8	15.3	—	156.5
Services revenues	0.2	63.6	63.8	(34.3)	—	(29.5)	—
Services expenses	—	45.5	45.5	—	—	(45.5)	—
Net services fee income	0.2	18.1	18.3	(34.3)	—	16.0	—
Services noncontrolling income	—	(1.6)	(1.6)	—	—	1.6	—
Net services income	0.2	16.5	16.7	(34.3)	—	17.6	—
Segment income	$79.9	$44.2	$124.1	$(0.5)	$15.3	$17.6	$156.5

Underwriting Ratios: (1)
Loss ratio	33.0%	59.2%	46.9%				44.9%
Acquisition cost ratio	25.4%	24.6%	25.0%				20.1%
Other underwriting expenses ratio	10.9%	6.6%	8.6%				8.8%
Combined ratio	69.3%	90.4%	80.5%				73.8%
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
Core Premium Volume
Gross premiums written decreased by $179.5 million, or 16.9%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Net premiums written decreased by $136.4 million, or 17.9%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Net premiums earned decreased by $32.9 million, or 6.0%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decreases in premium volume were primarily due to the movement of certain lines from Insurance & Services to Corporate, including the non-renewal of a Workers’ Compensation program and the planned transition of a Cyber program to another carrier, representing $116.8 million of gross premiums written for the three months ended March 31, 2023.
Core Underwriting Results
The decrease in net underwriting results was primarily driven by decreased favorable prior year loss reserve development. Losses incurred included $8.0 million of favorable prior year loss reserve development for the three months ended March 31, 2024 driven by decreased ultimate losses in the credit reinsurance portfolio, compared to $91.9 million for the three months ended March 31, 2023 driven by decreases in the domestic and international property and casualty lines of business in the Reinsurance segment and A&H in the Insurance & Services segment linked to the 2023 LPT.
Excluding the favorable development linked to the 2023 LPT, net underwriting income increased by $25.4 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This increase was driven by a lower other underwriting expense ratio resulting from our cost savings program and lower attritional losses, as well as no catastrophe losses for the three months ended March 31, 2024 compared to $7.0 million the three months ended March 31, 2023.

Core Services Results
Services revenues, net services fee income and net services income increased slightly for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Service margin, which is calculated as Net service fee income as a percentage of services revenues, increased to 30.1% for the three months ended March 31, 2024 from 28.7% for the three months ended March 31, 2023.
Reinsurance Segment
The Reinsurance segment predominantly underwriters Casualty, Property and Specialty lines of business on a worldwide basis. The following table sets forth underwriting results and ratios, and the period over period changes for the Reinsurance segment, for the three months ended March 31, 2024 and 2023:

	2024	2023	Change
	($ in millions)
Gross premiums written	$356.4	$396.2	$(39.8)
Net premiums written	290.1	311.0	(20.9)
Net premiums earned	253.6	259.5	(5.9)
Loss and loss adjustment expenses incurred, net	124.6	85.6	39.0
Acquisition costs, net	69.8	66.0	3.8
Other underwriting expenses	19.3	28.2	(8.9)
Underwriting income	39.9	79.7	(39.8)
Services revenues	—	0.2	(0.2)
Net services income	—	0.2	(0.2)
Segment income	$39.9	$79.9	$(40.0)

Underwriting ratios: (1)
Loss ratio	49.1%	33.0%	16.1%
Acquisition cost ratio	27.5%	25.4%	2.1%
Other underwriting expense ratio	7.6%	10.9%	(3.3)%
Combined ratio	84.2%	69.3%	14.9%
(1)Underwriting ratios are calculated by dividing the related expense by net premiums earned.
Premium Volume
Gross premiums written in the Reinsurance segment decreased by $39.8 million, or 10.0%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily driven by lower premiums written in New York Casualty and Bermuda Specialty.
Underwriting Results
The decrease in net underwriting results was primarily due to decreased favorable prior year loss reserve development. Losses incurred included $10.3 million of favorable prior year loss reserve development for the three months ended March 31, 2024 primarily driven by decreased ultimate losses in the credit reinsurance portfolio, compared to $74.6 million for the three months ended March 31, 2023 driven by decreases in the domestic and international property and casualty lines of business linked to the 2023 LPT.
For the three months ended March 31, 2024, we incurred no catastrophe losses, net of reinsurance and reinstatement premiums, compared to $6.0 million or 2.3 percentage points on the combined ratio, for the three months ended March 31, 2023.

Insurance & Services Segment
Through the Insurance & Services segment, we underwrite primary insurance in a number of sectors. With deep expertise and global reach, we offer innovative insurance solutions to meet the changing risk circumstances of our clients every day. The Insurance & Services segment includes Accident & Health, Property & Casualty, and Specialty.
As of March 31, 2024, we have equity stakes in 24 entities (MGAs, Insurtech and Other), which underwrite or distribute a wide range of lines of business, including general liability, professional liability, directors & officers, credit and bond, cyber, commercial automobile, workers’ compensation, accident & health, and other specialty insurance classes. As of March 31, 2024, we consolidated four MGAs in our financial statements: Arcadian Risk Capital Ltd. (“Arcadian”), ArmadaCorp Capital, LLC (“Armada”), Alta Signa Holdings (“Alta Signa”) and International Medical Group, Inc. (“IMG”). We provide underwriting capacity in the form of insurance or reinsurance to 13 non-consolidated entities in addition to the four consolidated MGAs. We also have investments stakes in 7 other entities where we have no underwriting relationships. The investment interests in the non-consolidated entities are included in strategic investments within other long term investments on the balance sheet.
The following table sets forth underwriting results, net MGA results, and ratios for the segment results, and the period over period changes, for the three months ended March 31, 2024 and 2023:

	2024	2023	Change
	($ in millions)
Gross premiums written	$524.3	$664.0	$(139.7)
Net premiums written	337.1	452.6	(115.5)
Net premiums earned	264.2	291.2	(27.0)
Loss and loss adjustment expenses incurred, net	176.5	172.5	4.0
Acquisition costs, net	65.2	71.7	(6.5)
Other underwriting expenses	18.1	19.3	(1.2)
Underwriting income	4.4	27.7	(23.3)
Services revenues	65.8	63.6	2.2
Services expenses	46.0	45.5	0.5
Net services fee income	19.8	18.1	1.7
Services noncontrolling income	(1.7)	(1.6)	(0.1)
Net services income	18.1	16.5	1.6
Segment income	$22.5	$44.2	$(21.7)

Underwriting ratios: (1)
Loss ratio	66.8%	59.2%	7.6%
Acquisition cost ratio	24.7%	24.6%	0.1%
Other underwriting expense ratio	6.9%	6.6%	0.3%
Combined ratio	98.4%	90.4%	8.0%
(1)Underwriting ratios are calculated by dividing the related expense by net premiums earned.
Premium Volume
Gross premiums written decreased by $139.7 million, or 21.0%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily driven by the movement of certain lines from Insurance & Services to Corporate, including the non-renewal of a Workers’ Compensation program and the planned transition of a Cyber program to another carrier, representing $116.8 million of gross premiums written for the three months ended March 31, 2023, as well as lower A&H premiums, partially offset by growth in premiums from strategic partnerships.
Consolidated MGAs
Gross premiums written generated by the consolidated MGAs, excluding Banyan, in the aggregate decreased by $26.7 million, or 14.6%, to $156.1 million for the three months ended March 31, 2024 compared to $182.8 million for the three months ended March 31, 2023, primarily driven by decreases in Armada and IMG, partially offset by an increase in Arcadian. We sold our ownership shares in Banyan in the fourth quarter of 2023, which resulted in deconsolidation of our ownership position. However, we executed a three-year extension of the commercial relationship with Banyan, extending the partnership.
Book value for the consolidated MGAs, excluding Banyan, was $103.1 million as of March 31, 2024, compared to $89.6 million at December 31, 2023.
Underwriting Results
The decrease in underwriting income of $23.3 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily driven by adverse prior year loss reserve development of $2.3 million for the three months ended March 31, 2024, compared to favorable prior year loss reserve development of $17.3 million for the three months ended March 31, 2023. The favorable prior year loss reserve development for the three months ended March 31, 2023 was driven by reserving analyses performed in connection with the 2023 LPT.
Services Results
Services revenues and net services income increased slightly for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Corporate
Corporate includes the results of all runoff business, which represents certain classes of business that we no longer actively underwrite, including the effect of the Restructuring Plan and certain reinsurance contracts that have interest crediting features. Corporate results also include asbestos and environmental and other latent liability exposures on a gross basis, which have mostly been ceded, as well as specific workers’ compensation and cyber programs which we no longer write. The following table sets forth underwriting results and the period over period changes for the three months ended March 31, 2024 and 2023:

	2024	2023	Change
	($ in millions)
Gross premiums written	$25.9	$50.3	$(24.4)
Net premiums written	12.1	28.1	(16.0)
Net premiums earned	76.0	44.8	31.2
Loss and loss adjustment expenses incurred, net	17.8	10.3	7.5
Acquisition costs, net	43.1	14.5	28.6
Other underwriting expenses	4.4	4.7	(0.3)
Underwriting income	$10.7	$15.3	$(4.6)
The changes in premium volume for the three months ended March 31, 2024 is primarily driven by the movement of certain lines from Insurance & Services to Corporate, including the non-renewal of a Workers’ Compensation program and the planned transition of a Cyber program to another carrier.
The decrease in underwriting income is driven by a decrease in favorable prior year loss reserve development for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, which was associated with the 2023 LPT. For the three months ended March 31, 2024, the increase in acquisition costs, net was due to increased commissions on a sliding scale commission contract that experienced favorable development in the period.
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
See Note 4 “Segment reporting” to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information and a calculation of Core results.
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
The following table sets forth the computation of book value per common share, book value per diluted common share and tangible book value per diluted common share as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	($ in millions, except share and per share amounts)
Common shareholders’ equity attributable to SiriusPoint common shareholders	$2,402.6	$2,313.9
Intangible assets	(149.8)	(152.7)
Tangible common shareholders' equity attributable to SiriusPoint common shareholders	$2,252.8	$2,161.2

Common shares outstanding	169,753,232	168,120,022
Effect of dilutive stock options, restricted share units and warrants	6,340,997	5,193,920
Book value per diluted common share denominator	176,094,229	173,313,942

Book value per common share	$14.15	$13.76
Book value per diluted common share	$13.64	$13.35
Tangible book value per diluted common share	$12.79	$12.47

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
Dividend Capacity and Capital
We are subject to regulatory and other constraints that affect our ability to pay dividends. During the three months ended March 31, 2024, SiriusPoint did not pay any dividends to its common shareholders.
During the three months ended March 31, 2024, SiriusPoint declared and paid dividends of $4.0 million to the Series B preference shareholders (2023 - $4.0 million).
For the three months ended March 31, 2024, SiriusPoint did not receive any distributions from SiriusPoint Bermuda Insurance Company Ltd. (“SiriusPoint Bermuda”), its immediate wholly-owned subsidiary (2023 - $59.2 million). We believe the dividend/distribution capacity of SiriusPoint’s subsidiaries, which was approximately $810.0 million as of December 31, 2023, provides SiriusPoint with sufficient liquidity for the foreseeable future. For a further discussion of the various restrictions on SiriusPoint Bermuda’s ability to pay dividends, see Part I, Item 1 “Business - Regulation” in our 2023 Form 10-K.
In addition to the regulatory and other contractual constraints to paying dividends, we manage the capital of the group and each of our operating subsidiaries to support our current ratings from AM Best, Fitch, S&P and Moody’s. This could further reduce the ability and amount of dividends that could be paid from subsidiaries to SiriusPoint. In addition, the Company annually files the prescribed form of capital and solvency return, which comprises the insurer’s Bermuda Solvency Capital Requirement (“BSCR”) model. The BSCR model is a risk-based capital model which provides a method for determining a Class 3A and Class 4 insurer’s capital requirements (statutory economic capital and surplus) by taking into account the risk characteristics of different aspects of the Class 3A and Class 4 insurer’s business. We are currently completing our group BSCR for the year ended December 31, 2023, which must be filed with the BMA on or before May 31, 2024. The Company’s estimated 2023 BSCR ratio is 255%.
Sources of Liquidity
Our operating subsidiaries sources of liquidity have primarily consisted of net premiums written, reinsurance recoveries, investment income and proceeds from sales of or dividends or distributions attributable to investments. Other potential sources of liquidity include borrowings under our credit facilities and issuances of securities.
Effective February 26, 2021, the Company entered into a three-year, $300.0 million senior unsecured revolving credit facility (the “Facility”) with JPMorgan Chase Bank, N.A. as administrative agent, which was renewed in February 2024 for one additional year. The Facility provides access to loans for working capital and general corporate purposes, and letters of credit to support obligations under insurance and reinsurance agreements, retrocessional agreements and for general corporate purposes. Loans and letters of credit under the Facility will become available, subject to customary conditions precedent. As of March 31, 2024, the Company was in compliance with all of the covenants under the Facility and there were no outstanding borrowings under the Facility.
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
The following table represents a summary of our debt obligations as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Amount	Effective rate (1)	Amount	Effective rate (1)
2017 SEK Subordinated Notes, at face value	$257.8	8.2%	$273.6	7.7%
Unamortized discount	(5.2)		(5.7)
2017 SEK Subordinated Notes, carrying value	252.6		267.9
2016 Senior Notes, at face value	400.0	4.3%	400.0	4.6%
Unamortized premium	3.2		3.5
2016 Senior Notes, carrying value	403.2		403.5
2015 Senior Notes, at face value	115.0	7.0%	115.0	7.0%
Unamortized issuance costs	(0.2)		(0.2)
2015 Senior Notes, carrying value	114.8		114.8
Total debt	$770.6		$786.2
(1)Effective rate considers the effect of the debt issuance costs, discount, and premium.
For further details and discussion with respect to the 2017 SEK Subordinated Notes, 2016 Senior Notes and 2015 Senior Notes, please refer to Note 15 “Debt and letter of credit facilities” of Part II, Item 8. “Financial Statements and Supplementary Data” included in our 2023 Form 10-K.
In April 2024, we issued $400.0 million aggregate principal amount of 7.0% Senior Notes due 2029 (the “2024 Senior Notes”). Interest is payable on the 2024 Senior Notes semi-annually in arrears. The 2024 Senior Notes were issued pursuant to a Senior Indenture, dated as of April 5, 2024, between our Company and The Bank of New York Mellon, as trustee, and supplemented by a First Supplemental Indenture thereto with The Bank of New York Mellon, as trustee. The 2024 Senior Notes were offered and sold pursuant to the shelf registration statement on Form S-3 (File No. 333-255917), filed with the U.S. Securities and Exchange Commission (the “Commission”) on May 7, 2021, and a prospectus supplement related to the 2029 Notes dated March 27, 2024 (filed with the Commission pursuant to Rule 424(b)(2) under the Securities Act of 1933). In April 2024, we amended our 4.6% 2016 Senior Notes pursuant to a Fourth Supplemental Indenture thereto with The Bank of New York Mellon, as trustee, and following such amendments we completed the redemption of all remaining outstanding $400.0 million aggregate principal amount of our 2016 Senior Notes. We also redeemed all $115.0 million aggregate principal amount of our 2015 Senior Notes in April 2024. We used certain of the proceeds from the 2024 Senior Notes, together with available cash, to fund the purchase of validly tendered 2016 Senior Notes and the redemptions of the 2016 Senior Notes and the 2015 Senior Notes.
Debt Covenants
As of March 31, 2024, SiriusPoint was in compliance with all of the covenants under the 2017 SEK Subordinated Notes, the 2016 Senior Notes and the 2015 Senior Notes.

Series A Preference Shares
SiriusPoint has 11,720,987 Series A preference shares outstanding, par value of $0.10 per share (the “Series A Preference Shares”). The Series A Preference Shares rank pari passu with the Company’s common shares with respect to the payment of dividends or distributions. Upon the third anniversary of the closing date of the Sirius Group acquisition, the Series A Preference Shares were subject to a conversion ratio calculation, based on ultimate COVID-19 losses along with other measurement criteria, to convert into the Company’s common shares. The Company and Series A Preference Share investors are reviewing the COVID-19 loss estimates and the Company expects to settle the Series A Preference Shares upon the completion of the review.
As of March 31, 2024, the estimated fair value of the Series A Preference Shares was $41.5 million based upon a stochastic model and is reflected in liability-classified capital instruments in the consolidated balance sheets. During the three months ended March 31, 2024, the Company did not declare or pay dividends to Series A Preference shareholders.
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
As of March 31, 2024, the carrying value of the Series B preference shares was $200.0 million and reflected in shareholders’ equity attributable to SiriusPoint shareholders in the consolidated balance sheets. During the three months ended March 31, 2024, the Company declared and paid dividends of $4.0 million to the Series B preference shareholders.
For further details and discussion with respect to the Series B preference shares, see Note 15 “Shareholders' equity” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q.
Letter of Credit Facilities
As of March 31, 2024, $1,263.8 million of letters of credit had been issued. Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements and a minimum rating from rating agencies. Each restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists under any of the letter of credit facilities, our subsidiaries could be prohibited from paying dividends. We were in compliance with all of the covenants under the aforementioned letter of credit facilities as of March 31, 2024.
For further details and discussion with respect to letter of credit facilities, see Note 13 “Debt and letter of credit facilities” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q.
Cash Secured Letter of Credit Agreements
Under the cash secured letter of credit facilities, we provide collateral that consists of cash and cash equivalents and debt securities. As of March 31, 2024, total cash and cash equivalents and debt securities with a fair value of $1,493.6 million were pledged as collateral against the letters of credit issued.
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
Restricted cash and cash equivalents and restricted investments increased by $77.3 million, or 2.8%, to $2,877.4 million as of March 31, 2024 from $2,800.1 million as of December 31, 2023. The increase was due to an increase in investments securing reinsurance contracts and letters of credit.
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
Operating, investing and financing cash flows for the three months ended March 31, 2024 and 2023 were as follows:

	2024	2023
	($ in millions)
Net cash provided by operating activities	$55.8	$94.2
Net cash provided by (used in) investing activities	(77.8)	6.1
Net cash provided by (used in) financing activities	7.1	(39.4)
Net increase (decrease) in cash, cash equivalents and restricted cash	(14.9)	60.9
Cash, cash equivalents and restricted cash at beginning of period	1,101.3	913.7
Cash, cash equivalents and restricted cash at end of period	$1,086.4	$974.6
Operating Activities
Cash flows provided by operating activities can fluctuate due to timing differences between the collection of premiums and reinsurance recoverables, the payment of losses and loss expenses, and the payment of premiums to reinsurers. The change in cash flows in operating activities for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to a decrease in net income to the comparative period.
Investing Activities
Cash flows used in investing activities are driven by changes in our investment portfolio, primarily purchases and sales of fixed income and short term investments. Cash flows used in investing activities for the three months ended March 31, 2023 primarily relates to the increase in purchases of fixed income investments during the period.
Financing Activities
Cash flows provided by financing activities for the three months ended March 31, 2024 primarily consisted of $15.6 million of proceeds from the exercise of options, partially offset by $4.0 million for cash dividends paid to preference shareholders, and $3.0 million for payments on deposit liability contracts. Cash flows used in financing activities for the three months ended March 31, 2023 primarily consisted of $38.5 million for the settlement of CVRs and $4.0 million for cash dividends paid to preference shareholders, partially offset by proceeds of $3.8 million on deposit liability contracts.
Financial Condition
As of March 31, 2024, total shareholders’ equity was $2,620.4 million, compared to $2,530.6 million as of December 31, 2023. The increase was primarily due to net income of $90.8 million, partially offset by accumulated other comprehensive loss from unrealized losses from AFS debt securities of $18.4 million, for the three months ended March 31, 2024.

Contractual Obligations
Refer to Note 13 “Debt and letter of credit facilities” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q for changes to our debt obligations.
Except as otherwise noted above, there have been no other material changes to our contractual obligations from our 2023 Form 10-K.
Critical Accounting Policies and Estimates
For a summary of our significant accounting and reporting policies, please refer to Note 2 “Significant accounting policies” of Part II, Item 8. “Financial Statements and Supplementary Data” included in our 2023 Form 10-K.
Our consolidated financial statements are prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions. As of December 31, 2023, the accounting policies that required the most significant judgments and estimations by management were: (1) premium revenue recognition, (2) loss and loss adjustment expense reserves, (3) fair value measurements related to our investments, (4) valuation of components of purchase consideration, loss and adjustment expenses reserves and intangible assets relating to acquisition of Sirius Group and (5) income taxes. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material adverse effect on our results of operations and financial condition. Refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2023 Form 10-K.
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

The following table summarizes the estimated effects of hypothetical increases and decreases in market interest rates on our debt securities as of March 31, 2024:

	Fair value	Assumed change in interest rate	Estimated fair value after change in interest rate	Pre-tax increase (decrease) in carrying value
	($ in millions)
Debt securities	$5,463.5	300 bp decrease	5,763.8	$300.3
		200 bp decrease	5,698.4	234.9
		100 bp decrease	5,598.3	134.8
		50 bp decrease	5,535.3	71.8
		50 bp increase	5,380.4	(83.1)
		100 bp increase	5,288.5	(175.0)
		200 bp increase	5,078.8	(384.7)
		300 bp increase	4,834.3	$(629.2)
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
Investments in Related Party Investment Funds
The carrying values of our investments in Related Party Investment Funds are carried at fair value. We have elected the practical expedient for fair value for these investments which is estimated based on our share of the net asset value of the respective limited partnership, as provided by the independent fund administrator. Market prices of the underlying investment securities, in general, are subject to fluctuations. Assuming a hypothetical 10% and 30% increase or decrease in the value of our investments in Related Party Investment Funds as of March 31, 2024, the carrying value of these investments would have increased or decreased by approximately $10.6 million and $31.7 million, pre-tax, respectively.
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
The following table summarizes the estimated effects of a hypothetical 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have had on the carrying value of our net assets as of March 31, 2024:

	10% increase	10% decrease
	($ in millions)
Euro to U.S. Dollar	$(0.5)	$0.5
Swedish Krona to U.S. Dollar	3.5	(3.5)
British Pound to U.S. Dollar	(1.6)	1.6
South African Rand to U.S. Dollar	(0.3)	0.3
Canadian Dollar to U.S. Dollar	$(1.9)	$1.9

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2024. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. Risk Factors
Our business is subject to a number of risks, including those described in the Company’s risk factors disclosed in Part I, Item 1A of our 2023 Form 10-K, that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, cash flows and results of operations. Below are material changes to our risk factors since our 2023 Form 10-K.
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

The maintenance of an “A-” or better financial strength rating from AM Best and/or S&P or “A3” or better financial strength rating from Moody's is particularly important to our operating insurance and reinsurance subsidiaries to bind property and casualty insurance and reinsurance business in most markets. In addition, issuer credit ratings are used by existing or potential investors to assess the likelihood of repayment on a particular debt issue. Accordingly, the maintenance of an investment grade credit rating (e.g., “BBB-” or better from S&P or Fitch) is important to our ability to raise new debt with acceptable terms. Strong credit ratings are important factors that provide better financial flexibility when issuing new debt or restructuring existing debt. A downgrade, withdrawal or similar action concerning our credit ratings could limit our ability to raise new debt or could make new debt more costly and/or result in more restrictive conditions.
We are the obligor of $400.0 million in aggregate principal amount of 2024 Senior Notes. In certain circumstances, if an event of default were to occur and remain uncured then the 2024 Senior Notes will become immediately due and payable. Either of these outcomes could require use of cash that we might otherwise use in operating our business. In addition, we may not have sufficient funds to satisfy these obligations, which could result in an event of default under the indenture governing the 2024 Senior Notes. Effective February 26, 2021, the Company entered into a three-year, $300.0 million senior unsecured revolving credit facility (the “Facility”) with JPMorgan Chase Bank, N.A. as administrative agent, which was renewed in February 2024 for one additional year. In certain circumstances, a downgrade of the rating assigned to the Facility would result in an increase in the annual interest rate payable on the Facility, which could require use of cash that we might otherwise use in operating our business. See “Risks Relating to Our Business—Inability to service our indebtedness could adversely affect our liquidity and financial condition and could potentially result in a downgrade or withdrawal of our credit ratings, any of which could adversely affect our financial condition and results of operations.”
Rating agencies periodically evaluate us and our operating insurance and reinsurance companies to confirm that we continue to meet the criteria of the ratings previously assigned to us. A downgrade or withdrawal of the financial strength rating of our operating insurance and reinsurance companies could severely limit or prevent us from writing new policies or renewing existing policies, which could have a material adverse effect on our results of operations and financial condition. Additionally, some of our assumed reinsurance contracts contain optional cancellation, commutation and/or funding provisions that would be triggered if AM Best and/or S&P were to downgrade our rating below “A-” or withdraw the financial strength ratings of our principal insurance and reinsurance operating subsidiaries. A downgrade may also require us to establish trusts or post letters of credit for ceding company clients. A client may choose to exercise these rights depending on, among other things, the reasons for such a downgrade, the extent of the downgrade, the prevailing market conditions, the degree of unexpired coverage, and the pricing and availability of replacement reinsurance coverage. We cannot predict in advance how many of our clients would exercise such rights in the event of a downgrade or withdrawal, but widespread exercise of these options could be materially adverse.
Inability to service our indebtedness could adversely affect our liquidity and financial condition and could potentially result in a downgrade or withdrawal of our credit ratings, any of which could adversely affect our financial condition and results of operations.
As of March 31, 2024, our outstanding indebtedness included $252.6 million in 2017 SEK Subordinated Notes, $403.2 million in 2016 Senior Notes and $114.8 million in 2015 Senior Notes.
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
We or our subsidiaries may in the future incur or guarantee additional indebtedness. The indentures governing the 2024 Senior Notes and 2017 SEK Subordinated Notes do not limit the amount of additional indebtedness we may incur. Our debt combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:
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
At maturity, the entire outstanding principal amount of our 2024 Senior Notes and 2017 SEK Subordinated Notes, plus any accrued and unpaid interest, will become due and payable. We must pay interest in cash on the notes quarterly, or semi-annually, as applicable. We may not have enough available cash or be able to obtain sufficient financing at the time we are required to make these payments. Furthermore, our ability to make these payments may be limited by law, by regulatory authority or by agreements governing our indebtedness. Our failure to pay interest when due, if uncured for 30 days, or our failure to pay the principal amount when due, will constitute an event of default under the indentures governing the 2024 Senior Notes and the 2017 SEK Subordinated Notes. A default under the indentures could also lead to a default under agreements governing our indebtedness. If the repayment of that indebtedness is accelerated as a result, then we may not have sufficient funds to repay that indebtedness or to pay the principal or interest on the 2024 Senior Notes and the 2017 SEK Subordinated Notes.
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
As of March 31, 2024, a maximum value of approximately $56.3 million of common shares and warrants may yet be purchased under the program.
The Company did not make any repurchases of common shares during the three months ended March 31, 2024.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
During the three months ended March 31, 2024, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

ITEM 6. Exhibits

4.1
Senior Indenture, dated as of April 5, 2024, between SiriusPoint Ltd. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 5, 2024).

4.2
First Supplemental Indenture, dated as of April 5, 2024, between SiriusPoint Ltd. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 5, 2024).

4.3	Form of Global Security of 7.000% Senior Notes due 2029 (included in Exhibit 4.2 and incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on April 5, 2024).
4.4
Fourth Supplemental Indenture, dated as of April 4, 2024, between SiriusPoint Ltd. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on April 5, 2024).

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
Date: May 1, 2024
/s/ Scott Egan
Scott Egan
Chief Executive Officer
(Principal Executive Officer)

/s/ Stephen Yendall
Stephen Yendall
Chief Financial Officer
(Principal Financial Officer)

/s/ Evan Cabat
Evan Cabat
Chief Accounting Officer
(Principal Accounting Officer)