Form 10-Q
period 2024-06-30
SiriusPoint Ltd
filed 2024-08-01
CIK 1576018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐
As of July 26, 2024, the registrant had 170,899,166 common shares issued and outstanding.

SiriusPoint Ltd.

PART I - Financial Information
ITEM 1. Financial Statements
SIRIUSPOINT LTD.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of June 30, 2024 and December 31, 2023
(expressed in millions of U.S. dollars, except per share and share amounts)

	June 30, 2024	December 31, 2023
Assets
Debt securities, available for sale, at fair value, net of allowance for credit losses of $0.0 (2023 - $0.0) (cost - $5,375.5; 2023 - $4,754.6)	$5,345.3	$4,755.4
Debt securities, trading, at fair value (cost - $330.6; 2023 - $568.1)	307.7	534.9
Short-term investments, at fair value (cost - $97.9; 2023 - $370.8)	97.5	371.6
Investments in related party investment funds, at fair value	106.6	105.6
Other long-term investments, at fair value (cost - $328.4; 2023 - $356.2) (includes related party investments at fair value of $146.0 (2023 - $173.7))	241.7	308.5
Equity securities, at fair value (cost - $0.0; 2023 - $1.9)	—	1.6
Total investments	6,098.8	6,077.6
Cash and cash equivalents	598.1	969.2
Restricted cash and cash equivalents	125.9	132.1
Redemption receivable from related party investment fund	—	3.0
Due from brokers	28.6	5.6
Interest and dividends receivable	50.7	42.3
Insurance and reinsurance balances receivable, net	2,120.2	1,966.3
Deferred acquisition costs, net	341.9	308.9
Unearned premiums ceded	496.1	449.2
Loss and loss adjustment expenses recoverable, net	2,191.5	2,295.1
Deferred tax asset	285.1	293.6
Intangible assets	146.8	152.7
Other assets	280.3	175.9
Total assets	$12,764.0	$12,871.5
Liabilities
Loss and loss adjustment expense reserves	$5,606.0	$5,608.1
Unearned premium reserves	1,769.7	1,627.3
Reinsurance balances payable	1,544.5	1,736.7
Deposit liabilities	22.1	134.4
Deferred gain on retroactive reinsurance	23.0	27.9
Debt	648.6	786.2
Due to brokers	40.2	6.2
Deferred tax liability	56.1	68.7
Liability-classified capital instruments	72.6	67.3
Accounts payable, accrued expenses and other liabilities	275.7	278.1
Total liabilities	10,058.5	10,340.9
Commitments and contingent liabilities
Shareholders’ equity
Series B preference shares (par value $0.10; authorized and issued: 8,000,000)	200.0	200.0
Common shares (issued and outstanding: 170,572,790; 2023 - 168,120,022)	17.1	16.8
Additional paid-in capital	1,713.3	1,693.0
Retained earnings	801.7	601.0
Accumulated other comprehensive income (loss), net of tax	(28.0)	3.1
Shareholders’ equity attributable to SiriusPoint shareholders	2,704.1	2,513.9
Noncontrolling interests	1.4	16.7
Total shareholders’ equity	2,705.5	2,530.6
Total liabilities, noncontrolling interests and shareholders’ equity	$12,764.0	$12,871.5

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
For the three and six months ended June 30, 2024 and 2023
(expressed in millions of U.S. dollars, except per share and share amounts)

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenues
Net premiums earned	$590.5	$639.7	$1,184.3	$1,235.2
Net investment income	78.2	68.5	157.0	130.2
Net realized and unrealized investment gains (losses)	(55.9)	(1.8)	(54.9)	9.5
Net realized and unrealized investment gains (losses) from related party investment funds	1.0	(0.9)	1.0	(0.1)
Net investment income and net realized and unrealized investment gains (losses)	23.3	65.8	103.1	139.6
Other revenues	129.5	5.3	141.4	14.1
Total revenues	743.3	710.8	1,428.8	1,388.9
Expenses
Loss and loss adjustment expenses incurred, net	364.4	375.7	681.9	642.8
Acquisition costs, net	119.9	111.8	264.8	231.5
Other underwriting expenses	41.1	43.3	82.9	95.5
Net corporate and other expenses	66.6	70.3	122.6	130.3
Intangible asset amortization	3.0	2.9	5.9	5.3
Interest expense	15.7	11.7	36.2	24.5
Foreign exchange (gains) losses	3.6	17.4	(0.1)	17.5
Total expenses	614.3	633.1	1,194.2	1,147.4
Income before income tax expense	129.0	77.7	234.6	241.5
Income tax expense	(14.2)	(15.8)	(23.9)	(41.3)
Net income	114.8	61.9	210.7	200.2
Net income attributable to noncontrolling interests	(0.9)	(2.0)	(2.0)	(4.4)
Net income available to SiriusPoint	113.9	59.9	208.7	195.8
Dividends on Series B preference shares	(4.0)	(4.0)	(8.0)	(8.0)
Net income available to SiriusPoint common shareholders	$109.9	$55.9	$200.7	$187.8
Earnings per share available to SiriusPoint common shareholders
Basic earnings per share available to SiriusPoint common shareholders	$0.60	$0.32	$1.11	$1.08
Diluted earnings per share available to SiriusPoint common shareholders	$0.57	$0.31	$1.05	$1.05
Weighted average number of common shares used in the determination of earnings per share
Basic	170,173,022	162,027,831	169,453,656	161,473,011
Diluted	178,711,254	166,708,932	178,085,119	165,997,198

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For the three and six months ended June 30, 2024 and 2023
(expressed in millions of U.S. dollars)

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Comprehensive income
Net income	$114.8	$61.9	$210.7	$200.2
Other comprehensive loss, net of tax
Change in foreign currency translation adjustment	(0.1)	1.5	(1.9)	1.2
Unrealized losses from debt securities held as available for sale investments	(3.4)	(56.6)	(21.8)	(33.7)
Reclassifications from accumulated other comprehensive income (loss)	(7.1)	2.2	(7.4)	1.6
Total other comprehensive loss	(10.6)	(52.9)	(31.1)	(30.9)
Comprehensive income	104.2	9.0	179.6	169.3
Net income attributable to noncontrolling interests	(0.9)	(2.0)	(2.0)	(4.4)
Comprehensive income available to SiriusPoint	$103.3	$7.0	$177.6	$164.9
The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
For the three and six months ended June 30, 2024 and 2023
(expressed in millions of U.S. dollars)

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Series B preference shares
Balance, beginning of period	$200.0	$200.0	$200.0	$200.0
Issuance of preference shares, net	—	—	—	—
Balance, end of period	200.0	200.0	200.0	200.0
Common shares
Balance, beginning of period	17.0	16.2	16.8	16.2
Issuance of common shares, net	0.1	0.1	0.1	0.1
Exercise of options	—	—	0.2	—
Balance, end of period	17.1	16.3	17.1	16.3
Additional paid-in capital
Balance, beginning of period	1,711.2	1,642.6	1,693.0	1,641.3
Issuance of common shares, net	—	0.1	—	0.1
Share compensation	1.5	0.9	4.1	3.4
Exercise of options	0.6	2.0	16.2	2.0
Change in ownership interest in subsidiary	—	—	—	(1.2)
Balance, end of period	1,713.3	1,645.6	1,713.3	1,645.6
Retained earnings
Balance, beginning of period	691.8	394.1	601.0	262.2
Net income	114.8	61.9	210.7	200.2
Net income attributable to noncontrolling interests	(0.9)	(2.0)	(2.0)	(4.4)
Dividends on preference shares	(4.0)	(4.0)	(8.0)	(8.0)
Balance, end of period	801.7	450.0	801.7	450.0
Accumulated other comprehensive loss, net of tax
Balance, beginning of period	(17.4)	(23.0)	3.1	(45.0)
Change in foreign currency translation adjustment
Balance, beginning of period	(5.9)	(5.5)	(4.1)	(5.2)
Change in foreign currency translation adjustment	(0.1)	1.5	(1.9)	1.2
Balance, end of period	(6.0)	(4.0)	(6.0)	(4.0)
Unrealized losses from debt securities held as available for sale investments
Balance, beginning of period	(11.5)	(17.5)	7.2	(39.8)
Unrealized losses from debt securities held as available for sale investments	(3.4)	(56.6)	(21.8)	(33.7)
Reclassifications from accumulated other comprehensive income (loss)	(7.1)	2.2	(7.4)	1.6
Balance, end of period	(22.0)	(71.9)	(22.0)	(71.9)
Balance, end of period	(28.0)	(75.9)	(28.0)	(75.9)
Shareholders’ equity attributable to SiriusPoint shareholders	2,704.1	2,236.0	2,704.1	2,236.0
Noncontrolling interests	1.4	12.9	1.4	12.9
Total shareholders’ equity	$2,705.5	$2,248.9	$2,705.5	$2,248.9
The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the six months ended June 30, 2024 and 2023
(expressed in millions of U.S. dollars)

	2024	2023
Operating activities
Net income	$210.7	$200.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share compensation	11.0	10.8
Net realized and unrealized (gain) loss on investments and derivatives	68.6	(14.3)
Net realized and unrealized (gain) loss on investment in related party investment funds	(1.0)	0.1
Other revenues	5.3	44.1
Amortization of premium and accretion of discount, net	(34.8)	(36.3)
Amortization of intangible assets	5.9	5.3
Other items, net	(43.9)	(4.2)
Changes in assets and liabilities:
Insurance and reinsurance balances receivable, net	(153.9)	(337.9)
Deferred acquisition costs, net	(33.0)	(47.7)
Unearned premium reserves net of unearned premiums ceded	95.5	185.1
Loss and loss adjustment expense reserves net of loss and loss adjustment expenses recoverable	101.5	(861.7)
Deferred tax asset/liability	(4.1)	37.6
Other assets	(111.0)	(12.4)
Interest and dividends receivable	(8.4)	(10.1)
Deferred gain on retroactive reinsurance	(4.9)	21.2
Reinsurance balances payable	(192.2)	1,031.8
Accounts payable, accrued expenses and other liabilities	(2.4)	(5.3)
Net cash provided by (used in) operating activities	(91.1)	206.3
Investing activities
Purchases of debt securities, available-for-sale	(1,423.8)	(2,264.6)
Purchases of short-term investments	(368.2)	(820.3)
Purchases of other investments	(22.2)	(7.6)
Proceeds from sales and maturities of debt securities, available-for-sale	821.3	663.6
Proceeds from sales and maturities of debt securities, trading and short-term investments	876.7	2,064.3
Proceeds from sales and maturities of other investments	43.5	52.3
Change in due to/from brokers, net	11.0	14.8
Net cash used in investing activities	(61.7)	(297.5)
Financing activities
Payment of redemption of debt, net of proceeds from issuance of debt, including costs	(124.0)	—
Net payments on deposit liability contracts	(102.1)	(7.3)
Net proceeds from exercise of options	16.3	1.5
Cash dividends paid to preference shareholders	(8.0)	(8.0)
Taxes paid on withholding shares	(6.9)	(7.5)
Proceeds from loans under an agreement to repurchase	—	9.3
Settlement of Contingent Value Rights	—	(38.5)
Change in total noncontrolling interests, net	0.2	(0.6)
Net cash used in financing activities	(224.5)	(51.1)
Net decrease in cash, cash equivalents and restricted cash	(377.3)	(142.3)
Cash, cash equivalents and restricted cash at beginning of period	1,101.3	913.7
Cash, cash equivalents and restricted cash at end of period	$724.0	$771.4

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
These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 in Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual financial statements. In addition, the year-end consolidated balance sheet was derived from audited financial statements. It does not include all disclosures required by U.S. GAAP. This Quarterly Report on Form 10-Q (“Form 10-Q”) should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) filed with the U.S. Securities and Exchange Commission on February 29, 2024.
In the opinion of management, these unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the Company’s financial position and results of operations as at the end of and for the periods presented. All significant intercompany accounts and transactions have been eliminated.
The results for the six months ended June 30, 2024 are not necessarily indicative of the results expected for the full calendar year.
Tabular amounts are in U.S. Dollars in millions, except share amounts, unless otherwise noted.
2. Significant accounting policies
There have been no material changes to the Company’s significant accounting policies as described in its 2023 Form 10-K.
Recently issued accounting standards
Issued and effective as of June 30, 2024
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
Issued but not yet effective as of June 30, 2024
Accounting pronouncements issued during the three and six months ended June 30, 2024 were either not relevant to the Company or did not impact the Company’s consolidated financial statements.
Reclassifications
Certain comparative figures have been reclassified to conform to the current year presentation.

3. Significant transactions
Workers’ Compensation Loss Portfolio Transfer
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
This transaction covers approximately $400 million of SiriusPoint reserves, including liabilities to be commuted, valued as of December 31, 2023, and the reinsurance premium. The aggregate limit under the LPT Agreements is 150% of the premium paid less certain adjustments for paid losses in the interim period prior to the effective date of the contract. Upon closing and the effective date of the contract, the Company expects to recognize a loss of $20 million to $30 million.
The Master Agreement and the LPT Agreements include customary representations and warranties, indemnification obligations, covenants and termination rights of the parties. The transaction is anticipated to close during the third quarter of 2024, subject to regulatory approvals and other customary closing conditions.
SiriusPoint International Loss Portfolio Transfer
On March 2, 2023, the Company agreed, subject to applicable regulatory approvals and other closing conditions, to enter into a loss portfolio transfer transaction (“2023 LPT”), on a funds withheld basis, with Pallas Reinsurance Company Ltd., a subsidiary of the Compre Group, an insurance and reinsurance legacy specialist. The transaction covered loss reserves ceded initially estimated at $1.3 billion as of the valuation date of September 30, 2022, which were reduced to $905.6 million as of June 30, 2023 at closing, as a result of paid losses and favorable prior accident year reserve development recognized during the interim period, and included in Loss and loss adjustment expenses recoverable in the Company’s consolidated balance sheets. As of June 30, 2024, the Company recorded funds held payable of $639.2 million in Reinsurance balances payable and reinsurance recoverable of $662.0 million, and the Company’s estimate of deferred gain is $23.0 million. The 2023 LPT comprises several classes of business from 2021 and prior underwriting years. The aggregate limit under the 2023 LPT is 130% of roll forward reserves at the inception of the contract.
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
Property & Casualty - the Company is a leading carrier for program administrators and MGAs. The majority of its insurance business is written through partners in the property and casualty space, covering professional liability, workers’ compensation, and commercial auto lines in Bermuda, London, Europe, North America and round the world.
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

Corporate includes the results of all runoff business, which represents certain classes of business that we no longer actively underwrite, including the effect of the restructuring of the underwriting platform announced in 2022 and certain reinsurance contracts that have interest crediting features. Corporate results also include asbestos and environmental and other latent liability exposures on a gross basis, which have mostly been ceded, as well as specific workers’ compensation and cyber programs which the Company no longer writes. In addition, revenue and expenses managed at the corporate level, including realized gains (losses), other investment income, including gains (losses) from strategic investments, net realized and unrealized investment gains (losses) from related party investment funds, non services-related other revenues, non services-related net corporate and other expenses, intangible asset amortization, interest expense, foreign exchange (gains) losses and income tax (expense) benefit are reported within Corporate. The CEO does not manage segment results or allocate resources to segments when considering these items and they are therefore excluded from our definition of segment income (loss).
The following is a summary of the Company’s operating segment results for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30, 2024
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
Gross premiums written	$352.5	$490.2	$842.7	$—	$21.8	$—	$864.5
Net premiums written	308.8	341.1	649.9	—	(6.3)	—	643.6
Net premiums earned	256.2	297.2	553.4	—	37.1	—	590.5
Loss and loss adjustment expenses incurred, net	143.8	192.2	336.0	(1.3)	29.7	—	364.4
Acquisition costs, net	67.2	75.8	143.0	(36.5)	13.4	—	119.9
Other underwriting expenses	20.2	17.3	37.5	—	3.6	—	41.1
Underwriting income (loss)	25.0	11.9	36.9	37.8	(9.6)	—	65.1
Services revenues	—	57.4	57.4	(34.4)	—	(23.0)	—
Services expenses	—	47.7	47.7	—	—	(47.7)	—
Net services fee income	—	9.7	9.7	(34.4)	—	24.7	—
Services noncontrolling income	—	(0.6)	(0.6)	—	—	0.6	—
Net services income	—	9.1	9.1	(34.4)	—	25.3	—
Segment income (loss)	25.0	21.0	46.0	3.4	(9.6)	25.3	65.1
Net investment income					78.2	—	78.2
Net realized and unrealized investment losses					(55.9)	—	(55.9)
Net realized and unrealized investment gains from related party investment funds					1.0	—	1.0
Other revenues					106.5	23.0	129.5
Net corporate and other expenses					(18.9)	(47.7)	(66.6)
Intangible asset amortization					(3.0)	—	(3.0)
Interest expense					(15.7)	—	(15.7)
Foreign exchange losses					(3.6)	—	(3.6)
Income before income tax expense	$25.0	$21.0	46.0	3.4	79.0	0.6	129.0
Income tax expense			—	—	(14.2)	—	(14.2)
Net income			46.0	3.4	64.8	0.6	114.8
Net income attributable to noncontrolling interests			—	—	(0.3)	(0.6)	(0.9)
Net income available to SiriusPoint			$46.0	$3.4	$64.5	$—	$113.9

Underwriting Ratios: (1)
Loss ratio	56.1%	64.7%	60.7%				61.7%
Acquisition cost ratio	26.2%	25.5%	25.8%				20.3%
Other underwriting expenses ratio	7.9%	5.8%	6.8%				7.0%
Combined ratio	90.2%	96.0%	93.3%				89.0%
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

	Three months ended June 30, 2023
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
Gross premiums written	$357.7	$447.5	$805.2	$—	$37.3	$—	$842.5
Net premiums written	311.9	276.4	588.3	—	37.3	—	625.6
Net premiums earned	271.8	324.4	596.2	—	43.5	—	639.7
Loss and loss adjustment expenses incurred, net	146.7	216.7	363.4	(1.5)	13.8	—	375.7
Acquisition costs, net	51.3	80.7	132.0	(35.9)	15.7	—	111.8
Other underwriting expenses	12.0	25.5	37.5	—	5.8	—	43.3
Underwriting income	61.8	1.5	63.3	37.4	8.2	—	108.9
Services revenues	(2.8)	62.2	59.4	(36.9)	—	(22.5)	—
Services expenses	—	50.0	50.0	—	—	(50.0)	—
Net services fee income (loss)	(2.8)	12.2	9.4	(36.9)	—	27.5	—
Services noncontrolling income	—	(1.7)	(1.7)	—	—	1.7	—
Net services income (loss)	(2.8)	10.5	7.7	(36.9)	—	29.2	—
Segment income	59.0	12.0	71.0	0.5	8.2	29.2	108.9
Net investment income					68.5	—	68.5
Net realized and unrealized investment losses					(1.8)	—	(1.8)
Net realized and unrealized investment losses from related party investment funds					(0.9)	—	(0.9)
Other revenues					(17.2)	22.5	5.3
Net corporate and other expenses					(20.3)	(50.0)	(70.3)
Intangible asset amortization					(2.9)	—	(2.9)
Interest expense					(11.7)	—	(11.7)
Foreign exchange losses					(17.4)	—	(17.4)
Income before income tax expense	$59.0	$12.0	71.0	0.5	4.5	1.7	77.7
Income tax expense			—	—	(15.8)	—	(15.8)
Net income (loss)			71.0	0.5	(11.3)	1.7	61.9
Net income attributable to noncontrolling interests			—	—	(0.3)	(1.7)	(2.0)
Net income (loss) available to SiriusPoint			$71.0	$0.5	$(11.6)	$—	$59.9

Underwriting Ratios: (1)
Loss ratio	54.0%	66.8%	61.0%				58.7%
Acquisition cost ratio	18.9%	24.9%	22.1%				17.5%
Other underwriting expenses ratio	4.4%	7.9%	6.3%				6.8%
Combined ratio	77.3%	99.6%	89.4%				83.0%
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

	Six months ended June 30, 2024
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
Gross premiums written	$708.9	$1,014.5	$1,723.4	$—	$47.7	$—	$1,771.1
Net premiums written	598.9	678.2	1,277.1	—	5.8	—	1,282.9
Net premiums earned	509.8	561.4	1,071.2	—	113.1	—	1,184.3
Loss and loss adjustment expenses incurred, net	268.4	368.7	637.1	(2.7)	47.5	—	681.9
Acquisition costs, net	137.0	141.0	278.0	(69.7)	56.5	—	264.8
Other underwriting expenses	39.5	35.4	74.9	—	8.0	—	82.9
Underwriting income	64.9	16.3	81.2	72.4	1.1	—	154.7
Services revenues	—	123.2	123.2	(71.5)	—	(51.7)	—
Services expenses	—	93.7	93.7	—	—	(93.7)	—
Net services fee income	—	29.5	29.5	(71.5)	—	42.0	—
Services noncontrolling income	—	(2.3)	(2.3)	—	—	2.3	—
Net services income	—	27.2	27.2	(71.5)	—	44.3	—
Segment income	64.9	43.5	108.4	0.9	1.1	44.3	154.7
Net investment income					157.0	—	157.0
Net realized and unrealized investment losses					(54.9)	—	(54.9)
Net realized and unrealized investment gains from related party investment funds					1.0	—	1.0
Other revenues					89.7	51.7	141.4
Net corporate and other expenses					(28.9)	(93.7)	(122.6)
Intangible asset amortization					(5.9)	—	(5.9)
Interest expense					(36.2)	—	(36.2)
Foreign exchange gains					0.1	—	0.1
Income before income tax expense	$64.9	$43.5	108.4	0.9	123.0	2.3	234.6
Income tax expense			—	—	(23.9)	—	(23.9)
Net income			108.4	0.9	99.1	2.3	210.7
Net (income) loss attributable to noncontrolling interests			—	—	0.3	(2.3)	(2.0)
Net income available to SiriusPoint			$108.4	$0.9	$99.4	$—	$208.7

Underwriting Ratios: (1)
Loss ratio	52.6%	65.7%	59.5%				57.6%
Acquisition cost ratio	26.9%	25.1%	26.0%				22.4%
Other underwriting expenses ratio	7.7%	6.3%	7.0%				7.0%
Combined ratio	87.2%	97.1%	92.5%				87.0%
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

	Six months ended June 30, 2023
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
Gross premiums written	$753.9	$1,111.5	$1,865.4	$—	$87.6	$—	$1,953.0
Net premiums written	622.9	729.0	1,351.9	—	65.4	—	1,417.3
Net premiums earned	531.3	615.6	1,146.9	—	88.3	—	1,235.2
Loss and loss adjustment expenses incurred, net	232.3	389.2	621.5	(2.8)	24.1	—	642.8
Acquisition costs, net	117.3	152.4	269.7	(68.4)	30.2	—	231.5
Other underwriting expenses	40.2	44.8	85.0	—	10.5	—	95.5
Underwriting income	141.5	29.2	170.7	71.2	23.5	—	265.4
Services revenues	(2.6)	125.8	123.2	(71.3)	—	(51.9)	—
Services expenses	—	95.5	95.5	—	—	(95.5)	—
Net services fee income (loss)	(2.6)	30.3	27.7	(71.3)	—	43.6	—
Services noncontrolling income	—	(3.3)	(3.3)	—	—	3.3	—
Net services income (loss)	(2.6)	27.0	24.4	(71.3)	—	46.9	—
Segment income	138.9	56.2	195.1	(0.1)	23.5	46.9	265.4
Net investment income					130.2	—	130.2
Net realized and unrealized investment gains					9.5	—	9.5
Net realized and unrealized investment losses from related party investment funds					(0.1)	—	(0.1)
Other revenues					(37.8)	51.9	14.1
Net corporate and other expenses					(34.8)	(95.5)	(130.3)
Intangible asset amortization					(5.3)	—	(5.3)
Interest expense					(24.5)	—	(24.5)
Foreign exchange losses					(17.5)	—	(17.5)
Income before income tax expense	$138.9	$56.2	195.1	(0.1)	43.2	3.3	241.5
Income tax expense			—	—	(41.3)	—	(41.3)
Net income			195.1	(0.1)	1.9	3.3	200.2
Net income attributable to noncontrolling interests			—	—	(1.1)	(3.3)	(4.4)
Net income available to SiriusPoint			$195.1	$(0.1)	$0.8	$—	$195.8

Underwriting Ratios: (1)
Loss ratio	43.7%	63.2%	54.2%				52.0%
Acquisition cost ratio	22.1%	24.8%	23.5%				18.7%
Other underwriting expenses ratio	7.6%	7.3%	7.4%				7.7%
Combined ratio	73.4%	95.3%	85.1%				78.4%
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

5. Cash, cash equivalents, restricted cash and restricted investments
The following table provides a summary of cash and cash equivalents, restricted cash and restricted investments as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$598.1	$969.2
Restricted cash securing letter of credit facilities (1)	19.0	56.9
Restricted cash securing reinsurance contracts (2)	85.7	52.7
Restricted cash held by managing general underwriters	21.2	22.5
Total cash, cash equivalents and restricted cash (3)	724.0	1,101.3
Restricted investments securing reinsurance contracts and letter of credit facilities (1) (2) (4)	2,372.0	2,668.0
Total cash, cash equivalents, restricted cash and restricted investments	$3,096.0	$3,769.3
(1)Restricted cash and restricted investments securing letter of credit facilities primarily pertains to letters of credit that have been issued to the Company’s clients in support of its obligations under reinsurance contracts. The Company will not be released from the obligation to provide these letters of credit until the reserves underlying the reinsurance contracts have been settled. The time period for which the Company expects each letter of credit to be in place varies from contract to contract, but can last several years.
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

The following tables present the Company’s investments, categorized by the level of the fair value hierarchy as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Asset-backed securities	$—	$1,101.3	$—	$1,101.3
Residential mortgage-backed securities	—	1,046.5	—	1,046.5
Commercial mortgage-backed securities	—	238.2	—	238.2
Corporate debt securities	—	1,783.7	—	1,783.7
U.S. government and government agency	1,141.1	—	—	1,141.1
Non-U.S. government and government agency	—	34.5	—	34.5
Total debt securities, available for sale	1,141.1	4,204.2	—	5,345.3
Asset-backed securities	—	148.3	—	148.3
Residential mortgage-backed securities	—	52.8	—	52.8
Commercial mortgage-backed securities	—	62.9	—	62.9
Corporate debt securities	—	10.6	—	10.6
U.S. government and government agency	29.8	—	—	29.8
Non-U.S. government and government agency	—	3.3	—	3.3
Total debt securities, trading	29.8	277.9	—	307.7
Short-term investments	68.8	28.7	—	97.5
Other long-term investments	—	—	119.6	119.6
Derivative assets	—	—	7.3	7.3
	$1,239.7	$4,510.8	$126.9	5,877.4
Cost and equity method investments				71.4
Investments in funds valued at NAV				157.3
Total assets				$6,106.1
Liabilities
Liability-classified capital instruments	$—	$—	$72.6	$72.6
Derivative liabilities	—	—	18.7	18.7
Total liabilities	$—	$—	$91.3	$91.3

	December 31, 2023
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Asset-backed securities	$—	$880.7	$—	$880.7
Residential mortgage-backed securities	—	902.8	—	902.8
Commercial mortgage-backed securities	—	204.1	—	204.1
Corporate debt securities	—	1,573.1	—	1,573.1
U.S. government and government agency	1,132.6	4.1	—	1,136.7
Non-U.S. government and government agency	—	58.0	—	58.0
Total debt securities, available for sale	1,132.6	3,622.8	—	4,755.4
Asset-backed securities	—	256.6	—	256.6
Residential mortgage-backed securities	—	57.2	—	57.2
Commercial mortgage-backed securities	—	67.8	—	67.8
Corporate debt securities	—	45.2	—	45.2
U.S. Government and government agency	98.1	—	—	98.1
Non-U.S. government and government agency	—	10.0	—	10.0
Total debt securities, trading	98.1	436.8	—	534.9
Total equity securities	1.6	—	—	1.6
Short-term investments	321.9	49.7	—	371.6
Other long-term investments	—	—	169.7	169.7
Derivative assets	—	—	15.7	15.7
	$1,554.2	$4,109.3	$185.4	5,848.9
Cost and equity method investments				80.1
Investments in funds valued at NAV				164.3
Total assets				$6,093.3
Liabilities
Liability-classified capital instruments	$—	$—	$67.3	$67.3
Derivative liabilities	—	—	6.4	6.4
Total liabilities	$—	$—	$73.7	$73.7
During the six months ended June 30, 2024, the Company did not reclassify its assets or liabilities between Levels 2 and 3 (December 31, 2023 - no reclassifications).
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
The following tables present the reconciliation of all investments measured at fair value using Level 3 inputs for the three and six months ended June 30, 2024 and 2023:

	April 1, 2024	Transfers in to (out of) Level 3	Purchases	Sales & Settlements	Realized and Unrealized Gains (Losses)(1)	June 30, 2024
Assets
Other long-term investments	$170.6	$—	$—	$—	$(51.0)	$119.6
Derivative assets	1.4	—	—	(0.4)	6.3	7.3
Total assets	$172.0	$—	$—	$(0.4)	$(44.7)	$126.9
Liabilities
Liability-classified capital instruments	$(83.2)	$—	$—	$—	$10.6	$(72.6)
Derivative liabilities	(20.6)	—	—	2.2	(0.3)	(18.7)
Total liabilities	$(103.8)	$—	$—	$2.2	$10.3	$(91.3)

	January 1, 2024	Transfers in to (out of) Level 3	Purchases	Sales & Settlements	Realized and Unrealized Gains (Losses)(1)	June 30, 2024
Assets
Other long-term investments	$169.7	$—	$—	$—	$(50.1)	$119.6
Derivative assets	15.7	—	—	(5.0)	(3.4)	7.3
Total assets	$185.4	$—	$—	$(5.0)	$(53.5)	$126.9
Liabilities
Liability-classified capital instruments	$(67.3)	$—	$—	$—	$(5.3)	$(72.6)
Derivative liabilities	(6.4)	—	—	1.1	(13.4)	(18.7)
Total liabilities	$(73.7)	$—	$—	$1.1	$(18.7)	$(91.3)
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

	April 1, 2023	Transfers in to (out of) Level 3	Purchases	Sales & Settlements	Realized and Unrealized Gains (Losses)(1)	June 30, 2023
Assets
Preferred stocks	$3.2	$—	$—	$(2.3)	$(0.9)	$—
Other long-term investments	227.4	—	6.3	(0.3)	1.6	235.0
Derivative assets	11.3	—	0.3	(10.5)	3.0	4.1
Total assets	$241.9	$—	$6.6	$(13.1)	$3.7	$239.1
Liabilities
Liability-classified capital instruments	$(47.0)	$—	$0.6	$—	$(19.0)	$(65.4)
Derivative liabilities	(8.4)	—	16.8	(7.6)	(27.4)	(26.6)
Total liabilities	$(55.4)	$—	$17.4	$(7.6)	$(46.4)	$(92.0)

	January 1, 2023	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains (Losses) (1)	June 30, 2023
Assets
Preferred stocks	$3.2	$—	$—	$(2.3)	$(0.9)	$—
Other long-term investments	227.3	—	6.6	(0.3)	1.4	235.0
Derivative assets	9.5	—	2.8	(12.6)	4.4	4.1
Total assets	$240.0	$—	$9.4	$(15.2)	$4.9	$239.1
Liabilities
Liability-classified capital instruments	$(21.4)	$—	$0.6	$—	$(44.6)	$(65.4)
Derivative liabilities	(8.6)	—	13.5	(6.2)	(25.3)	(26.6)
Total liabilities	$(30.0)	$—	$14.1	$(6.2)	$(69.9)	$(92.0)
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
The following table includes financial instruments for which the carrying value differs from the estimated fair values at June 30, 2024 and December 31, 2023. The fair values of the below financial instruments are based on observable inputs and are considered Level 2 measurements.

	June 30, 2024		December 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
2024 Senior Notes	$405.1	$394.2	$—	$—
2017 SEK Subordinated Notes	233.7	254.4	206.6	267.9
2016 Senior Notes	—	—	370.0	403.5
2015 Senior Notes	—	—	115.2	114.8
Series B preference shares	$201.3	$200.0	$197.4	$200.0
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
For debt securities classified as AFS for which a decline in the fair value between the amortized cost is due to credit-related factors, an allowance is established for the difference between the estimated recoverable value and amortized cost with a corresponding impact to the consolidated statements of income. The allowance is limited to the difference between amortized cost and fair value. A credit loss impairment assessment is performed on securities using both quantitative and qualitative factors. Qualitative factors include significant declines in fair value below amortized cost. Additionally, a qualitative assessment is also performed over debt securities to evaluate potential credit losses. Examples of qualitative indicators include issuer credit downgrades as well as changes to credit spreads.
Declines in fair value related to a debt security that do not relate to a credit loss are recorded as a component of accumulated other comprehensive income.
Debt securities
The following tables provide the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency losses, and fair value of the Company's debt securities as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Fair value
Debt securities, available for sale
Asset-backed securities	$1,097.7	$9.5	$(5.9)	$—	$1,101.3
Residential mortgage-backed securities	1,058.1	10.8	(22.4)	—	1,046.5
Commercial mortgage-backed securities	240.0	0.9	(2.7)	—	238.2
Corporate debt securities	1,797.1	4.1	(16.3)	(1.2)	1,783.7
U.S. government and government agency	1,147.8	1.6	(8.3)	—	1,141.1
Non-U.S. government and government agency	34.8	0.1	(0.1)	(0.3)	34.5
Total debt securities, available for sale (1)	$5,375.5	$27.0	$(55.7)	$(1.5)	$5,345.3
Debt securities, trading
Asset-backed securities	$150.8	$0.5	$(3.0)	$—	$148.3
Residential mortgage-backed securities	61.9	—	(9.1)	—	52.8
Commercial mortgage-backed securities	69.3	0.2	(6.6)	—	62.9
Corporate debt securities	14.8	—	(4.2)	—	10.6
U.S. government and government agency	30.4	—	(0.6)	—	29.8
Non-U.S. government and government agency	3.4	—	(0.1)	—	3.3
Total debt securities, trading	$330.6	$0.7	$(23.6)	$—	$307.7

	December 31, 2023
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Fair value
Debt securities, available for sale
Asset-backed securities	$882.2	$7.8	$(9.3)	$—	$880.7
Residential mortgage-backed securities	903.0	15.8	(16.0)	—	902.8
Commercial mortgage-backed securities	204.0	1.6	(1.5)	—	204.1
Corporate debt securities	1,569.6	12.0	(7.5)	(1.0)	1,573.1
U.S. government and government agency	1,137.8	5.5	(6.6)	—	1,136.7
Non-U.S. government and government agency	58.0	0.2	(0.3)	0.1	58.0
Total debt securities, available for sale (1)	$4,754.6	$42.9	$(41.2)	$(0.9)	$4,755.4
Debt securities, trading
Asset-backed securities	$261.1	$0.6	$(5.1)	$—	$256.6
Residential mortgage-backed securities	67.0	—	(9.8)	—	57.2
Commercial mortgage-backed securities	76.7	0.1	(9.0)	—	67.8
Corporate debt securities	52.2	—	(7.0)	—	45.2
U.S. government and government agency	100.8	—	(2.7)	—	98.1
Non-U.S. government and government agency	10.3	—	(0.3)	—	10.0
Total debt securities, trading	$568.1	$0.7	$(33.9)	$—	$534.9
(1)As of June 30, 2024 and December 31, 2023, the Company did not record an allowance for credit losses on the AFS portfolio.
As of June 30, 2024, 919 unique debt securities classified as AFS were in a gross unrealized loss position for greater than 12 months with a market value of $1.1 billion and an unrealized loss of $31.7 million (December 31, 2023 - 713 unique debt securities classified as AFS were in a gross unrealized loss position for greater than 12 months with a market value of $556.9 million and an unrealized loss of $20.3 million).
The weighted average duration of the Company's debt securities, net of short positions in U.S. treasuries, as of June 30, 2024 was approximately 3.0 years, including short-term investments (December 31, 2023 - approximately 2.8 years).
The following table provides the cost or amortized cost and fair value of the Company's debt securities bifurcated into debt securities held for trading and AFS as of June 30, 2024 and December 31, 2023 by contractual maturity. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	June 30, 2024				December 31, 2023
	Debt securities, AFS		Debt securities, trading		Debt securities, AFS		Debt securities, trading
	Cost or amortized cost	Fair value	Cost or amortized cost	Fair value	Cost or amortized cost	Fair value	Cost or amortized cost	Fair value
Due in one year or less	$440.5	$439.0	$4.1	$4.0	$358.6	$357.2	$80.2	$79.7
Due after one year through five years	2,023.1	2,004.8	32.8	32.0	2,221.0	2,219.8	37.2	34.5
Due after five years through ten years	483.0	483.0	0.4	0.4	183.3	188.5	19.4	18.0
Due after ten years	33.1	32.5	11.2	7.4	2.5	2.3	26.6	21.3
Mortgage-backed and asset-backed securities	2,395.8	2,386.0	282.1	263.9	1,989.2	1,987.6	404.7	381.4
Total debt securities	$5,375.5	$5,345.3	$330.6	$307.7	$4,754.6	$4,755.4	$568.1	$534.9

The following table summarizes the ratings and fair value of debt securities held in the Company's investment portfolio as of June 30, 2024 and December 31, 2023. Credit ratings are assigned based on ratings provided by nationally recognized statistical rating organizations.

	June 30, 2024		December 31, 2023
	Debt securities, AFS	Debt securities, trading	Debt securities, AFS	Debt securities, trading
AAA	$844.6	$162.3	$730.4	$248.4
AA	2,528.7	81.2	2,334.4	177.0
A	1,335.2	17.7	1,122.1	28.9
BBB	544.8	38.1	515.5	71.7
Other	92.0	8.4	53.0	8.9
Total debt securities	$5,345.3	$307.7	$4,755.4	$534.9
As of June 30, 2024, the above totals included $200.7 million of sub-prime securities. Of this total, $120.2 million are rated AAA, $36.7 million are rated AA, $13.0 million are rated A, $22.3 million are rated BBB and $8.5 million are unrated. As of December 31, 2023, the above totals included $185.1 million of sub-prime securities. Of this total, $117.5 million were rated AAA, $37.7 million were rated AA, $12.3 million were rated A, $13.3 million were rated BBB and $4.3 million were unrated.
Equity securities and other long-term investments
The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains, and fair values of the Company’s equity securities and other long-term investments as of June 30, 2024 and December 31, 2023 were as follows:

	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Fair value
June 30, 2024
Other long-term investments	$328.4	$20.2	$(109.9)	$3.0	$241.7
December 31, 2023
Equity securities	$1.9	$—	$(0.5)	$0.2	$1.6
Other long-term investments	$356.2	$20.0	$(70.1)	$2.4	$308.5
The Company holds investments in hedge funds and private equity funds, which are included in other long-term investments. The carrying value of other long-term investments as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Hedge funds and private equity funds (1)	$71.5	$74.5
Strategic investments (2)	149.3	203.9
Other investments (2)	20.9	30.1
Total other long-term investments	$241.7	$308.5
(1)Includes $50.6 million of investments carried at NAV (December 31, 2023 - $58.7 million) and no investments classified as Level 3 (December 31, 2023 - no investments classified as Level 3) within the fair value hierarchy.
(2)As of June 30, 2024, the Company had $12.1 million of unfunded commitments relating to these investments (December 31, 2023 - $14.7 million).

The Company’s other long-term investments may be accounted for under either the equity method (“equity method investments”) or the fair value option (“equity method eligible unconsolidated entities”). The following table presents the components of other long-term investments as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Equity method eligible unconsolidated entities, using the fair value option	$99.2	$139.2
Equity method investments	25.4	37.0
Other unconsolidated investments, at fair value (1)	71.1	89.2
Other unconsolidated investments, at cost (2)	46.0	43.1
Total other long-term investments	$241.7	$308.5
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
Investments in related party investment funds
The following table provides the fair value of the Company's investments in related party investment funds as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Third Point Enhanced LP	$79.0	$77.5
Third Point Venture Offshore Fund I LP	23.8	25.0
Third Point Venture Offshore Fund II LP	3.8	3.1
Investments in related party investment funds, at fair value	$106.6	$105.6
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
As of June 30, 2024, the Company had no unfunded commitments related to TP Enhanced Fund. As of June 30, 2024, the Company hold interests of approximately 89.2% of the net asset value of TP Enhanced Fund.
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
As of June 30, 2024, the Company had $9.3 million of unfunded commitments related to TP Venture Fund. As of June 30, 2024, the Company holds interests of approximately 16.8% of the net asset value of TP Venture Fund.
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
As of June 30, 2024, the Company had $20.8 million of unfunded commitments related to TP Venture Fund II. As of June 30, 2024, the Company holds interests of approximately 17.8% of the net asset value of TP Venture Fund II.
8. Total realized and unrealized investment gains (losses) and net investment income
Net investment income and net realized and unrealized investment gains (losses) for the three and six months ended June 30, 2024 and 2023 consisted of the following:

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Debt securities, available for sale	$61.6	$48.5	$125.3	$83.6
Debt securities, trading	5.6	10.5	14.4	39.6
Short-term investments	2.9	5.9	7.3	14.3
Other long-term investments	(49.7)	(3.8)	(49.2)	0.6
Derivative instruments	0.4	3.5	1.7	3.5
Net realized and unrealized investment gains (losses) from related party investment funds	1.0	(0.9)	1.0	(0.1)
Net investment income and realized and unrealized investment gains before other investment expenses and investment income on cash and cash equivalents	21.8	63.7	100.5	141.5
Investment expenses	(7.6)	(5.1)	(11.5)	(10.5)
Net investment income on cash and cash equivalents	9.1	7.2	14.1	8.6
Total net investment income and realized and unrealized gains on investments	$23.3	$65.8	$103.1	$139.6

Net realized and unrealized gains (losses) on investments
Net realized and unrealized investment gains (losses) for the three and six months ended June 30, 2024 and 2023 consisted of the following:

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Gross realized gains	$3.9	$19.1	$9.4	$24.9
Gross realized losses	(23.5)	(45.7)	(32.7)	(61.3)
Net realized losses on investments	(19.6)	(26.6)	(23.3)	(36.4)
Net unrealized gains (losses) on investments	(36.3)	24.8	(31.6)	45.9
Net realized and unrealized gains (losses) on investments (1)(2)	$(55.9)	$(1.8)	$(54.9)	$9.5
(1)Excludes realized and unrealized gains on the Company’s investments in related party investment funds and unrealized losses from available for sale investments, net of tax.
(2)Includes net realized and unrealized losses of $31.1 million and $33.0 million from related party investments included in other-long term investments for the three and six months ended June 30, 2024, respectively (2023 - $4.5 million and $2.7 million, respectively).
Net realized investment losses
Net realized investment losses for the three and six months ended June 30, 2024 and 2023 consisted of the following:

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Debt securities, available for sale	$(7.1)	$2.2	$(7.4)	$1.6
Debt securities, trading	(3.7)	(32.5)	(7.1)	(39.9)
Short-term investments	0.1	(1.2)	0.7	(1.4)
Other long-term investments	(9.3)	(0.7)	(10.1)	(1.1)
Net investment income on cash and cash equivalents	0.4	5.6	0.6	4.4
Net realized investment losses	$(19.6)	$(26.6)	$(23.3)	$(36.4)
Net realized investment losses on Other long-term investments for the three and six months ended June 30, 2024 and 2023 consisted of the following:

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Hedge funds and private equity funds	$(1.3)	$(0.7)	$(0.3)	$(0.7)
Strategic investments	(8.0)	—	(9.8)	(0.4)
Net realized investment losses on Other long-term investments	$(9.3)	$(0.7)	$(10.1)	$(1.1)
Net unrealized investment gains (losses)
Net unrealized investment gains (losses) for the three and six months ended June 30, 2024 and 2023 consisted of the following:

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Debt securities, trading	$4.3	$28.9	$9.7	$51.9
Short-term investments	(0.1)	1.1	(1.0)	0.7
Derivative instruments	0.4	3.5	1.4	3.5
Other long-term investments	(40.6)	(4.8)	(39.3)	(7.8)
Net investment loss on cash and cash equivalents	(0.3)	(3.9)	(2.4)	(2.4)
Net unrealized investment gains (losses)	$(36.3)	$24.8	$(31.6)	$45.9

Net unrealized investment losses on Other long-term investments for the three and six months ended June 30, 2024 and 2023 consisted of the following:

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Hedge funds and private equity funds	$4.3	$(1.1)	$3.6	$(0.2)
Strategic investments	(35.6)	(3.7)	(33.7)	(7.6)
Other investments	(9.3)	—	(9.2)	—
Net unrealized investment losses on Other long-term investments	$(40.6)	$(4.8)	$(39.3)	$(7.8)
The following table summarizes the amount of total gains (losses) included in earnings attributable to unrealized investment gains (losses) – Level 3 investments for the three and six months ended June 30, 2024 and 2023:

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Debt securities, trading	$—	$(0.9)	$—	$(0.8)
Other long-term investments	(44.7)	2.0	(43.6)	(2.8)
Total unrealized investment gains (losses) – Level 3 investments	$(44.7)	$1.1	$(43.6)	$(3.6)
9. Derivatives
The Company holds derivatives for both risk management and investment purposes.
Foreign currency exchange rate derivatives
The Company executes foreign currency forwards, swaps, and futures to manage foreign currency exposure. The foreign currency exchange rate derivatives are not designated or accounted for under hedge accounting. The fair value of the swaps and forwards are estimated using a single broker quote, and accordingly, are classified as a Level 3 measurement. The fair value of the futures is widely available and have quoted prices in active markets, and accordingly, were classified as a Level 1 measurement. As of June 30, 2024, the Company pledged $7.2 million in securities collateral associated with the foreign currency derivatives (December 31, 2023 - $42.2 million). These securities are included in debt securities, available for sale, in the Company’s consolidated balance sheets.
Weather derivatives
The Company holds assets and assumes liabilities related to weather and weather contingent risk management products. Weather and weather contingent derivative contracts are entered into with the objective of generating profits in normal climatic conditions. Accordingly, the Company’s weather and weather contingent derivatives are not designed to meet the criteria for hedge accounting under U.S. GAAP. The Company receives payment of premium at the contract inception in exchange for bearing the risk of variations in a quantifiable weather index. Management uses available market data and internal pricing models based upon consistent statistical methodologies to estimate the fair value. Because of the significance of the unobservable inputs used to estimate the fair value of the Company's weather risk contracts, the fair value measurements of the contracts are deemed to be Level 3 measurements in the fair value hierarchy as of June 30, 2024. The Company does not provide or hold any collateral associated with the weather derivatives.
Credit default swap
Credit default swaps protect the buyer against the loss of principal on one or more underlying bonds, loans, or mortgages in the event the issuer suffers a credit event. The Company provides its client with protection against financial non-performance of a subsidiary. The fair value of the swap is estimated using a single broker quote, and accordingly, is classified as a Level 3 measurement. As of June 30, 2024, the Company has no pledges in securities collateral associated with the credit default swap (December 31, 2023 - $22.3 million). These securities are included in debt securities, available for sale, in the Company’s consolidated balance sheets.
The following table summarizes information on the classification and amount of the fair value of derivatives not designated as hedging instruments within the Company's consolidated balance sheets as of June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023
Derivatives not designated as hedging instruments	Derivative assets at fair value(1)	Derivative liabilities at fair value(2)	Notional Value	Derivative assets at fair value(1)	Derivative liabilities at fair value(2)	Notional Value
Foreign currency forwards	$7.3	$6.6	$2,347.7	$12.0	$—	$585.3
Weather derivatives	—	3.3	13.1	0.2	1.0	30.6
Interest rate swaps	—	—	53.4	3.4	1.7	62.7
Credit default swap	—	—	30.0	0.1	—	30.0
Reinsurance contracts accounted for as derivatives	$—	$8.8	$94.4	$—	$3.7	$97.4
(1)Derivative assets are classified within Other assets in the Company’s consolidated balance sheets.
(2)Derivative liabilities are classified within Accounts payable, accrued expenses and other liabilities in the Company’s consolidated balance sheets.
The following table summarizes information on the classification and net impact on earnings, recognized in the Company’s consolidated statements of income relating to derivatives during the three and six months ended June 30, 2024 and 2023:

		Three months ended		Six months ended
Derivatives not designated as hedging instruments	Classification of gains (losses) recognized in earnings	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Foreign currency forwards	Foreign exchange (gains) losses	$6.0	$(13.3)	$(11.5)	$(14.9)
Weather derivatives	Other revenues	(0.3)	(0.3)	(1.8)	3.2
Foreign currency swaps	Foreign exchange (gains) losses	—	(12.0)	—	(13.6)
Interest rate swaps	Net realized and unrealized investment gains (losses)	0.4	3.5	1.7	3.5
Reinsurance contracts accounted for as derivatives	Other revenues	$5.1	$—	$0.3	$—
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
Alstead Reinsurance Ltd. (“Alstead Re”) is considered a VIE and the Company has concluded that it is the primary beneficiary of Alstead Re because the Company can exercise control over the activities that most significantly impact the economic performance of Alstead Re. As a result, the Company has consolidated the results of Alstead Re in its consolidated financial statements. As of June 30, 2024, Alstead Re’s assets and liabilities included in the Company’s consolidated balance sheets were $8.5 million and $3.2 million, respectively (December 31, 2023 - $14.5 million and $9.2 million, respectively).
Arcadian
Prior to June 30, 2024, Arcadian Risk Capital Ltd. (“Arcadian”) was considered a VIE and the Company concluded that it was the primary beneficiary of Arcadian because the Company could exercise control over the activities that most significantly impacted the economic performance of Arcadian. As a result, the Company consolidated the results of Arcadian in its consolidated financial statements.
Effective June 30, 2024, the Company deconsolidated Arcadian when the Company’s management and Arcadian consented to certain amendments to the shareholders’ agreement and termination of the unsecured promissory note which resulted in the

Company ceasing to have control over Arcadian. Accordingly, the Company deconsolidated and removed the carrying value of Arcadian's assets of $177.4 million and liabilities of $143.2 million and the carrying value of the noncontrolling interest of $17.5 million attributed to Arcadian from its consolidated balance sheet on June 30, 2024. The Company also recorded its retained noncontrolling interest in Arcadian at estimated fair value of approximately $115.0 million as of June 30, 2024, which was determined by an independent valuation specialist. A gain of $95.9 million was recognized by the Company as a result of deconsolidation, which was recorded in Other revenues in the Company’s consolidated income statement. The Company’s ownership in Arcadian remains 49% as of June 30, 2024. On June 30, 2024, the Company began to account for its retained equity investment in Arcadian under the equity method of accounting and presented the investment in Other assets in the Company’s consolidated balance sheets.
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
Alta Signa Holdings (“Alta Signa”) is considered a VOE and the Company holds a majority of the voting interests through its seats on Alta Signa’s board of directors. As a result, the Company has consolidated the results of Alta Signa in its consolidated financial statements. The Company’s ownership in Alta Signa as of June 30, 2024 was 75.1%. As of June 30, 2024, Alta Signa’s assets and liabilities, before intercompany eliminations, included in the Company’s consolidated balance sheets were $2.6 million and $0.7 million, respectively (December 31, 2023 - $2.8 million and $0.8 million, respectively).
Noncontrolling interests
Noncontrolling interests represent the portion of equity in consolidated subsidiaries not attributable, directly or indirectly, to the Company. The following table is a reconciliation of the beginning and ending carrying amount of noncontrolling interests for the three and six months ended June 30, 2024 and 2023:

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Balance, beginning of period	$17.8	$11.4	$16.7	$7.9
Net income attributable to noncontrolling interests	0.9	2.0	2.0	4.4
Contributions (redemptions)	0.2	(0.5)	0.2	0.6
Derecognition of noncontrolling interest (1)	(17.5)	—	(17.5)	—
Balance, end of period	$1.4	$12.9	$1.4	$12.9
(1)See above for additional information on the derecognition of noncontrolling interest in Arcadian.
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

The following table presents total assets of unconsolidated VIEs in which the Company holds a variable interest, as well as the maximum exposure to loss associated with these VIEs as of June 30, 2024 and December 31, 2023:

		Maximum Exposure to Loss
	Total VIE Assets	On-Balance Sheet	Off-Balance Sheet	Total
June 30, 2024
Other long-term investments (1)	$146.4	$95.2	$1.9	$97.1
December 31, 2023
Other long-term investments (1)	$189.8	$126.2	$5.7	$131.9
(1)Excludes the Company’s investments in Related Party Investment Funds which are also VIEs and are discussed separately below.
Third Point Enhanced LP
As of June 30, 2024, the Company and TP GP hold interests of approximately 89.2% and 10.8%, respectively, of the net asset value of TP Enhanced Fund. As a result, both entities hold significant financial interests in TP Enhanced Fund. However, TP GP controls all of the investment decision-making authority and the Company does not have the power to direct the activities which most significantly impact the economic performance of TP Enhanced Fund. As a result, the Company is not considered the primary beneficiary and does not consolidate TP Enhanced Fund. The Company’s maximum exposure to loss corresponds to the value of its investments in the TP Enhanced Fund. See Note 7 for additional information on the Company’s investment in the TP Enhanced Fund.
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

11. Loss and loss adjustment expense reserves
The following table represents the activity in the loss and loss adjustment expense reserves for the six months ended June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023
Gross reserves for loss and loss adjustment expenses, beginning of period	$5,608.1	$5,268.7
Less: loss and loss adjustment expenses recoverable, beginning of period	(2,295.1)	(1,376.2)
Less: deferred charges on retroactive reinsurance contracts	27.5	(1.0)
Net reserves for loss and loss adjustment expenses, beginning of period	3,340.5	3,891.5
Net reserves for loss and loss adjustment expenses transferred (1)	—	(884.4)
Increase (decrease) in net loss and loss adjustment expenses incurred in respect of losses occurring in:
Current year	721.9	781.2
Prior years	(40.0)	(138.4)
Total incurred loss and loss adjustment expenses	681.9	642.8
Net loss and loss adjustment expenses paid in respect of losses occurring in:
Current year	(94.4)	(121.2)
Prior years	(511.2)	(479.5)
Total net paid losses	(605.6)	(600.7)
Foreign currency translation	20.5	2.1
Net reserves for loss and loss adjustment expenses, end of period	3,437.3	3,051.3
Plus: loss and loss adjustment expenses recoverable, end of period	2,191.5	2,276.6
Plus: deferred (gains) charges on retroactive reinsurance (1)	(22.8)	(20.5)
Gross reserves for loss and loss adjustment expenses, end of period	$5,606.0	$5,307.4
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
For the six months ended June 30, 2024, the Company recorded $40.0 million of net favorable prior year loss reserve development primarily resulting from favorable development on one contract in runoff, as well as decreased ultimate losses in the Credit Reinsurance portfolio and North America A&H, partially offset by increases in the Environmental business.
For the six months ended June 30, 2023, the Company recorded $138.4 million of favorable net prior year loss reserve development primarily resulting from decreases in the domestic and international property and casualty lines of business in the Reinsurance segment and A&H in the Insurance & Services segment, driven by reserving analyses performed in connection with the 2023 LPT, which represented $118.2 million of the favorable loss reserve development.
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

The Company's assets in scope of the current expected credit loss assessment as of June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024	December 31, 2023
Insurance and reinsurance balances receivable, net	$2,120.2	$1,966.3
Loss and loss adjustment expenses recoverable, net	2,191.5	2,295.1
Other assets (1)	108.1	76.8
Total assets in scope	$4,419.8	$4,338.2
(1)Relates to MGA trade receivables (included in Other assets in the Company’s consolidated balance sheets), loans receivables (included in Other long-term investments in the Company’s consolidated balance sheets) and interest and dividend receivables.
The Company’s allowance for expected credit losses was $28.6 million as of June 30, 2024 (December 31, 2023 - $28.8 million). For the three and six months ended June 30, 2024, the Company recorded current expected credit gains of $0.4 million and $0.4 million (2023 - none and none). Changes to the current expected credit losses are included in net corporate and other expenses in the consolidated statements of income.
The Company monitors counterparty credit ratings and macroeconomic conditions, and considers the most current ratings from credit rating agencies to determine the allowance each quarter. As of June 30, 2024, approximately 69% of the total gross assets in scope were balances with counterparties rated by major credit rating agencies and, of the total rated, 85% were rated A- or better.
13. Debt and letter of credit facilities
Debt obligations
The following table represents a summary of the Company’s debt obligations on its consolidated balance sheets as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Amount	Effective rate (1)	Amount	Effective rate (1)
2024 Senior Notes, at face value	$400.0	7.4%	$—	—%
Unamortized discount	(5.8)		—
2024 Senior Notes, carrying value	394.2		—
2017 SEK Subordinated Notes, at face value	259.7	8.3%	273.6	7.7%
Unamortized discount	(5.3)		(5.7)
2017 SEK Subordinated Notes, carrying value	254.4		267.9
2016 Senior Notes, at face value	—	—%	400.0	4.6%
Unamortized premium	—		3.5
2016 Senior Notes, carrying value	—		403.5
2015 Senior Notes, at face value	—	—%	115.0	7.0%
Unamortized issuance costs	—		(0.2)
2015 Senior Notes, carrying value	—		114.8
Total debt	$648.6		$786.2
(1)Effective rate considers the effect of the debt issuance costs, discount, and premium.
In April 2024, the Company issued $400.0 million aggregate principal amount of its 7.0% Senior Notes due 2029 (the “2024 Senior Notes”). Interest is payable on the 2024 Senior Notes semi-annually in arrears on April 5 and October 5 of each year, commencing on October 5, 2024. The 2024 Senior Notes were issued pursuant to a Senior Indenture, dated as of April 5, 2024, between the Company and The Bank of New York Mellon, as trustee, and supplemented by a First Supplemental Indenture thereto with The Bank of New York Mellon, as trustee. The 2024 Senior Notes were offered and sold pursuant to the shelf registration statement on Form S-3 (File No. 333-255917), filed with the U.S. Securities and Exchange Commission (the “Commission”) on May 7, 2021, and a prospectus supplement related to the 2024 Senior Notes dated March 27, 2024 (filed with the Commission pursuant to Rule 424(b)(2) under the Securities Act of 1933).

In April 2024, the Company amended its 4.6% 2016 Senior Notes pursuant to a Fourth Supplemental Indenture thereto with The Bank of New York Mellon, as trustee, and following such amendments the Company completed the redemption of all remaining outstanding $400.0 million aggregate principal amount of its 2016 Senior Notes. The Company also redeemed all $115.0 million aggregate principal amount of its 2015 Senior Notes in April 2024. The Company used certain of the proceeds from the 2024 Senior Notes, together with available cash, to fund the purchase of validly tendered 2016 Senior Notes and the redemptions of the 2016 Senior Notes and the 2015 Senior Notes.
The Company was in compliance with all debt covenants as of and for the periods ended June 30, 2024 and December 31, 2023.
Standby letter of credit facilities
As of June 30, 2024, the Company had entered into the following letter of credit facilities:

	Letters of Credit		Collateral
	Committed Capacity	Issued	Cash and Cash Equivalents	Debt securities
Committed - Secured letters of credit facilities	$355.0	$272.5	$12.9	$230.5
Uncommitted - Secured letters of credit facilities	n/a	943.7	6.1	1,157.9
		$1,216.2	$19.0	$1,388.4
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
Interest expense
During the three and six months ended June 30, 2024 total interest expense includes $12.0 million and $23.8 million associated with debt obligations, respectively (2023 - $11.7 million and $24.5 million, respectively). Additionally, for the three and six months ended June 30, 2024 funds withheld interest from the 2023 LPT of $7.1 million and $14.2 million, respectively (2023 - none and none, respectively) is included in total interest expense, partially offset by a gain on the commutation of a deposit accounted contract. See Note 3 - Significant transactions for further discussion on the 2023 LPT.
Revolving credit facility
In addition to the letter of credit facilities above, the Company entered into a three-year, $300.0 million senior unsecured revolving credit facility (the “Facility”) with JPMorgan Chase Bank, N.A. as administrative agent, effective February 26, 2021, which was renewed in February 2024 for one year. The Facility provides access to loans for working capital and general corporate purposes, and letters of credit to support obligations under insurance and reinsurance agreements, retrocessional agreements and for general corporate purposes. Loans and letters of credit under the Facility will become available, subject to customary conditions precedent. As of June 30, 2024, there were no outstanding borrowings under the Facility.
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

For the three and six months ended June 30, 2024, the Company recorded income tax expense of $14.2 million and $23.9 million, respectively (2023 - $15.8 million and $41.3 million, respectively) on pre-tax income of $129.0 million and $234.6 million, respectively (2023 - $77.7 million and $241.5 million, respectively). The effective tax rates for the three and six months ended June 30, 2024 were 10.9% and 10.1%, respectively. The difference between the effective tax rates on income from continuing operations and the Bermuda statutory tax rate of 0.0% is primarily because of income recognized in jurisdictions with higher tax rates than Bermuda, and adjustments pursuant to applicable U.S. GAAP guidance on interim period financial reporting of taxes, which are based on the annual estimated effective tax rate.
In arriving at the estimated annual effective tax rate for the six months ended June 30, 2024 and 2023, the Company took into consideration all year-to-date income and expense items including the change in unrealized investment gains (losses) and realized investment gains (losses) and such items on a forecasted basis for the remainder of each year.
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
The total reserve for unrecognized tax benefits is $2.3 million as of June 30, 2024, which did not materially change compared to December 31, 2023. If the Company determines in the future that its reserves for unrecognized tax benefits on permanent differences and interest and penalties are not needed, the reversal of $1.6 million of such reserves as of June 30, 2024 would be recorded as an income tax benefit and would impact the effective tax rate. The remaining balance is accrued interest and penalties.
15. Shareholders' equity
Common shares
The following table presents a summary of the common shares issued and outstanding as of and for the six months ended June 30, 2024 and 2023:

	2024	2023
Common shares issued and outstanding, beginning of period	168,120,022	162,177,653
Issuance of common shares, net of forfeitures and shares withheld	742,557	1,022,977
Issuance of common shares upon exercise of options	1,710,211	—
Common shares issued and outstanding, end of period	170,572,790	163,200,630
The Company’s authorized share capital consists of 300,000,000 common shares with a par value of $0.10 each. During the six months ended June 30, 2024 and 2023, the Company did not pay any dividends to its common shareholders.
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
During the three and six months ended June 30, 2024, the Company declared and paid dividends of $4.0 million and $8.0 million, respectively, to the Series B preference shareholders (2023 - $4.0 million and $8.0 million, respectively). The Company has declared and paid dividends to the Series B preference shareholders every quarter beginning June 30, 2021.
16. Earnings per share available to SiriusPoint common shareholders
The following sets forth the computation of basic and diluted earnings per share available to SiriusPoint common shareholders for the three and six months ended June 30, 2024 and 2023:

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Weighted-average number of common shares outstanding:
Basic number of common shares outstanding	170,173,022	162,027,831	169,453,656	161,473,011
Dilutive effect of options	1,033,362	494,422	1,036,199	307,705
Dilutive effect of warrants	2,476,640	1,304,823	2,066,491	951,655
Dilutive effect of restricted share awards and units	1,661,781	2,881,856	2,204,498	3,264,827
Dilutive effect of Series A preference shares	3,366,449	—	3,324,275	—
Diluted number of common shares outstanding	178,711,254	166,708,932	178,085,119	165,997,198
Basic earnings per common share:
Net income available to SiriusPoint common shareholders	$109.9	$55.9	$200.7	$187.8
Net income allocated to SiriusPoint participating shareholders	(7.2)	(4.0)	(13.4)	(13.9)
Net income allocated to SiriusPoint common shareholders	$102.7	$51.9	$187.3	$173.9
Basic earnings per share available to SiriusPoint common shareholders	$0.60	$0.32	$1.11	$1.08
Diluted earnings per common share:
Net income available to SiriusPoint common shareholders	$109.9	$55.9	$200.7	$187.8
Net income allocated to SiriusPoint participating shareholders	(7.2)	(4.0)	(13.4)	(13.9)
Net income allocated to SiriusPoint common shareholders	$102.7	$51.9	$187.3	$173.8
Diluted earnings per share available to SiriusPoint common shareholders	$0.57	$0.31	$1.05	$1.05
For the three and six months ended June 30, 2024, restricted share units of 17,799 and 8,900, respectively, were excluded from the computation of diluted earnings per share attributable to SiriusPoint common shareholders. For the three and six months ended June 30, 2023, options of 2,327,965 and 2,756,476, respectively, warrants of 27,097,859 and 27,097,859, respectively, and restricted share units of 20,042 and 397,151, respectively, were excluded from the computation of diluted earnings per share attributable to SiriusPoint common shareholders.
17. Related party transactions
In addition to the transactions disclosed in Notes 7 and 10 to these consolidated financial statements, the following transactions are classified as related party transactions, as the counterparties have either a direct or indirect shareholding in the Company or the Company has an investment in such counterparty.
(Re)insurance contracts
During the three and six months ended June 30, 2024, insurance and reinsurance contracts with certain of the Company’s insurance and MGA related parties resulted in gross premiums written of $38.3 million and $55.3 million, respectively, (2023

- $79.8 million and $147.3 million, respectively). As of June 30, 2024, the Company had total receivables from these related parties of $32.4 million and no payables (December 31, 2023 - receivables of $61.8 million and no payables).
Investments managed by related parties
The following table provides the fair value of the Company's investments managed by related parties as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Third Point Enhanced LP	$79.0	$77.5
Third Point Venture Offshore Fund I LP	23.8	25.0
Third Point Venture Offshore Fund II LP	3.8	3.1
Investments in related party investment funds, at fair value	106.6	105.6
Third Point Optimized Credit Portfolio (1)	593.2	562.0
Total investments managed by related parties	$699.8	$667.6
(1)The Third Point Optimized Credit Portfolio is reported in debt securities, available for sale and trading, in the consolidated balance sheets
Management, advisory and performance fees to related parties
The total management, advisory and performance fees to related parties for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Management and advisory fees	$1.9	$2.5	$3.6	$4.2
Performance fees	—	—	0.4	—
Total management, advisory and performance fees to related parties (1)	$1.9	$2.5	$4.0	$4.2
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
Series A Preference Shares
On February 26, 2021, certain holders of Sirius Group shares elected to receive Series A preference shares, par value $0.10 per share (“Series A Preference Shares”), with respect to the consideration price of the Sirius Group acquisition. The Company issued 11,720,987 Series A Preference Shares. The Series A Preference Shares rank pari passu with the Company’s common shares with respect to the payment of dividends or distributions. Each Series A Preference Share has voting power equal to the number of Company shares into which it is convertible, and the Series A Preference Shares and Company shares shall vote together as a single class with respect to any and all matters. Upon the third anniversary of the closing date of the Sirius Group acquisition, the Series A Preference Shares were subject to a conversion ratio calculation, based on ultimate COVID-19 losses along with other measurement criteria, to convert into the Company’s common shares. The Company and Series A Preference Share investors reviewed the COVID-19 loss estimates and the Company will settle the Series A Preference Shares in the third quarter of 2024. For further details, see Note 20 “Subsequent event”.
During the three and six months ended June 30, 2024, the Company recorded a gain (loss) of $0.6 million and $(3.3) million, respectively, from the change in fair value of the Series A Preference Shares (2023 - $(8.2) million and $(13.5) million respectively). As of June 30, 2024, the fair value of the Series A Preference Shares is $40.9 million (December 31, 2023 - $37.6 million).
During the six months ended June 30, 2024, the Company did not declare or pay dividends to holders of Series A Preference Shares.
Merger Warrants
On February 26, 2021, the Company issued certain warrants with respect to the consideration price of the Sirius Group acquisition (the “Merger Warrants”). As of June 30, 2024, the Company had reserved for issuance common shares underlying warrants to purchase, in the aggregate, up to 21,009,324 common shares, to previous Sirius Group common shareholders.

During the three and six months ended June 30, 2024, the Company recorded a gain (loss) of $10.0 million and $(2.0) million respectively from the change in fair value of the Merger Warrants (2023 - $(8.6) million and $(24.6) million respectively). As of June 30, 2024, the estimated fair value of the Merger Warrants is $31.7 million (December 31, 2023 - $29.7 million).
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
Promissory notes & loan agreement
On September 16, 2020, the Company entered into an Unsecured Promissory Note agreement with Arcadian pursuant to which the Company had committed to loan up to $18.0 million. No amounts were drawn through June 30, 2024. The Unsecured Promissory Note agreement was terminated effective July 3, 2024.
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
During the three and six months ended June 30, 2024, the Company recognized operating lease expense of $2.5 million and $4.7 million, respectively (2023 - $2.6 million and $5.1 million, respectively), including property taxes and routine maintenance expense as well as rental expenses related to short term leases.

The following table presents the lease balances within the consolidated balance sheets as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Operating lease right-of-use assets(1)	$22.9	$25.6
Operating lease liabilities(2)	$25.4	$28.4

Weighted average lease term (years)	5.2	4.1
Weighted average discount rate	2.9%	2.9%
(1) Operating lease right-of-use assets are included in Other assets on the Company’s consolidated balance sheets.
(2) Operating lease liabilities are included in Accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets.
Future minimum rental commitments as of June 30, 2024 under these leases are expected to be as follows:

Future Payments
Remainder of 2024	$3.3
2025	5.8
2026	5.0
2027	4.1
2028 and thereafter	9.2
Total future annual minimum rental payments	27.4
Less: present value discount	(2.0)
Total lease liability as of June 30, 2024	$25.4
19. Quarterly financial results
Revision of Q2 2023 interim financial statements
In connection with the preparation of its third quarter 2023 financial statements, the Company identified certain immaterial errors in its previously issued 2023 interim financial statements, primarily relating to a manual calculation in its property catastrophe business, and also an overnight data transfer error. This resulted in the incorrect recognition of Net premiums earned. The Company performed an analysis in accordance with the guidance set forth in SEC Staff Bulletin 99, Materiality, and SEC Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and concluded that the errors were not material, both individually and in the aggregate, to any previously issued financial statements, and were not intentional. Although not required to do so, but in an effort to provide transparency and in line with good practice, Management revised the previously issued 2023 interim financial statements in its third quarter 2023 financial statements. The impacts on those financial statements of these revisions are presented below. For the impact of the revisions on the Company’s operating segment results, see Note 4 “Segment reporting”.

The impacts of the revisions on the Company’s previously issued consolidated financial statements as of and for the periods indicated are as follows:

	Three months ended June 30, 2023			Six months ended June 30, 2023
	As previously reported	Revision	As revised	As previously reported	Revision	As revised
Revenues
Net premiums earned	$703.8	$(64.1)	$639.7	$1,299.3	$(64.1)	$1,235.2
Net investment income	68.5	—	68.5	130.2	—	130.2
Net realized and unrealized investment gains (losses)	(1.8)	—	(1.8)	9.5	—	9.5
Net realized and unrealized investment losses from related party investment funds	(0.9)	—	(0.9)	(0.1)	—	(0.1)
Net realized and unrealized investment gains (losses) and net investment income	65.8	—	65.8	139.6	—	139.6
Other revenues	(1.7)	7.0	5.3	14.1	—	14.1
Total revenues	767.9	(57.1)	710.8	1,453.0	(64.1)	1,388.9
Expenses
Loss and loss adjustment expenses incurred, net	407.0	(31.3)	375.7	674.1	(31.3)	642.8
Acquisition costs, net	126.2	(14.4)	111.8	245.9	(14.4)	231.5
Other underwriting expenses	43.3	—	43.3	95.5	—	95.5
Net corporate and other expenses	70.3	—	70.3	130.3	—	130.3
Intangible asset amortization	2.9	—	2.9	5.3	—	5.3
Interest expense	11.7	—	11.7	24.5	—	24.5
Foreign exchange gains	17.4	—	17.4	17.5	—	17.5
Total expenses	678.8	(45.7)	633.1	1,193.1	(45.7)	1,147.4
Income before income tax expense	89.1	(11.4)	77.7	259.9	(18.4)	241.5
Income tax expense	(16.8)	1.0	(15.8)	(42.6)	1.3	(41.3)
Net income	72.3	(10.4)	61.9	217.3	(17.1)	200.2
Net income attributable to noncontrolling interests	(2.0)	—	(2.0)	(4.4)	—	(4.4)
Net income available to SiriusPoint	70.3	(10.4)	59.9	212.9	(17.1)	195.8
Dividends on Series B preference shares	(4.0)	—	(4.0)	(8.0)	—	(8.0)
Net income available to SiriusPoint common shareholders	$66.3	$(10.4)	$55.9	$204.9	$(17.1)	$187.8
Earnings per share available to SiriusPoint common shareholders
Basic earnings per share available to SiriusPoint common shareholders	$0.38	$(0.06)	$0.32	$1.18	$(0.10)	$1.08
Diluted earnings per share available to SiriusPoint common shareholders	$0.37	$(0.06)	$0.31	$1.14	$(0.09)	$1.05
Weighted average number of common shares used in the determination of earnings per share
Basic	162,027,831		162,027,831	161,473,011		161,473,011
Diluted	166,708,932		166,708,932	165,997,198		165,997,198

The following tables provide a summary of the corrections to the impacted financial statement line items on the Company’s consolidated balance sheet, consolidated statement of comprehensive income, and consolidated statement of cash flows.
Condensed consolidated balance sheet

	June 30, 2023
	As previously reported	Revision	As revised
Insurance and reinsurance balances receivable, net	$2,252.1	$(32.5)	$2,219.6
Deferred acquisition costs, net	340.3	2.3	342.6
Unearned premiums ceded	481.3	3.5	484.8
Loss and loss adjustment expenses recoverable, net	2,276.7	(0.1)	2,276.6
Deferred tax assets	164.3	(0.4)	163.9
Total assets	12,622.8	(27.2)	12,595.6

Loss and loss adjustment expense reserves	5,338.8	(31.4)	5,307.4
Unearned premium reserves	1,819.2	23.0	1,842.2
Total liabilities	10,355.1	(8.4)	10,346.7

Retained earnings	467.1	(17.1)	450.0
Accumulated other comprehensive loss, net of tax	(74.2)	(1.7)	(75.9)
Total shareholders’ equity	$2,267.7	$(18.8)	$2,248.9
Condensed consolidated statement of comprehensive income

	Three months ended June 30, 2023			Six months ended June 30, 2023
	As previously reported	Revision	As revised	As previously reported	Revision	As revised
Net income	$72.3	$(10.4)	$61.9	$217.3	$(17.1)	$200.2
Unrealized losses from debt securities held as available for sale investments	(54.9)	(1.7)	(56.6)	(32.0)	(1.7)	(33.7)
Comprehensive income available to SiriusPoint	$19.1	$(12.1)	$7.0	$183.7	$(18.8)	$164.9
Condensed consolidated statement of cash flows

	Six months ended June 30, 2023
	As previously reported	Revision	As revised
Net income	$217.3	$(17.1)	$200.2
Net realized and unrealized loss on investments and derivatives	(12.6)	(1.7)	(14.3)
Insurance and reinsurance balances receivable, net	(370.4)	32.5	(337.9)
Deferred acquisition costs, net	(45.4)	(2.3)	(47.7)
Deferred tax asset/ liability	37.2	0.4	37.6
Loss and loss adjustment expense reserves net of loss and loss adjustment expense recoverable	(830.4)	(31.3)	(861.7)
Unearned premium reserves net of unearned premiums ceded	165.6	19.5	185.1
Net cash provided by operating activities	$206.3	$—	$206.3

20. Subsequent events
Share Repurchase Program
In July 2024, the Company’s Board of Directors authorized the Company to repurchase up to an additional $250.0 million of the Company’s common shares. Together with amounts remaining available under previously announced share repurchase authorizations, the Company is authorized to repurchase up to $306.3 million of the Company’s common shares in the aggregate. The share repurchase program does not have an expiration date.
Under the share repurchase program, the Company may repurchase its common stock from time to time, in amounts, at prices and at times the Company deems appropriate in its sole discretion, subject to market conditions and other considerations. The share repurchases may be effected through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades and accelerated share repurchase programs, including in accordance with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, or any combination of such methods.
CM Bermuda Settlement and Share Repurchase
On August 1, 2024, the Company entered into a Confidential Settlement and Mutual Release Agreement (the “Settlement Agreement”), and concurrently therewith, a Share Repurchase Agreement (the “Share Repurchase Agreement” and, together with the Settlement Agreement, collectively, the “Agreement”), in each case, with CM Bermuda Limited (the “Seller”) and CMIG International Holding Pte. Ltd. (“CMIH”).
The Settlement Agreement provides, among other things, that the Company will pay the Seller for full satisfaction and discharge of all obligations and all other claims of any nature related to the Company’s Series A Preference Shares held by the Seller and the related Certificate of Designation of Series A Preference Shares of the Company. The Share Repurchase Agreement provides that the Company will repurchase 9,077,705 of the Company’s issued and outstanding common shares held by the Seller, for an aggregate consideration of approximately $125 million, pursuant to the share repurchase program.
The Company will pay the Seller a total consideration of approximately $261.0 million upon the closing of the transactions contemplated by the Agreement, which is expected to occur in the third quarter of 2024. The Company expects that the transactions contemplated by the Agreement will result in a net loss of approximately $55.0 million to $70.0 million in the third quarter of 2024.

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
Cautionary Note Regarding Forward-Looking Statements
Certain statements in this Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding prospects for our industry, our business strategy, plans, goals and expectations concerning our market position, international expansion, investment portfolio expectations, future operations, margins, profitability, efficiencies, capital expenditures, liquidity and capital resources and other non-historical financial and operating information. When used in this discussion, the words “believes,” “intends,” “seeks,” “anticipates,” “aims,” “plans,” “targets,” “estimates,” “expects,” “assumes,” “continues,” “should,” “could,” “will,” “may” and the negative of these or similar terms and phrases are intended to identify forward-looking statements. These statements also include, but are not limited to, statements regarding the transactions contemplated by the Confidential Settlement and Mutual Release Agreement (the “Settlement Agreement”), and concurrently therewith, a Share Repurchase Agreement (the “Share Repurchase Agreement” and, together with the Settlement Agreement, (collectively, the “Agreement”).
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
•the Company’s response to any acquisition proposal that may be received from any party, including any actions that may be considered by the Company’s Board of Directors or any committee thereof; and
•other risks and factors listed under “Risk Factors” in our 2023 Form 10-K and other subsequent periodic reports filed with the Securities and Exchange Commission.
Additionally, the transactions contemplated by the Agreement are subject to risks and uncertainties and factors that could cause the Company’s actual results to differ from those statements herein including, but not limited to: that the Company may be unable to complete the proposed transactions because, among other reasons, conditions to the closing of the proposed transactions are not be satisfied or waived; the occurrence of any event, change or other circumstance that could give rise to the termination of the Agreement; and the outcome of any legal proceedings to the extent initiated against the Company or others following the announcement of the proposed transaction, as well as the Company’s response to any of the aforementioned factors.
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
We are an underwriting first company as we aim to create a business model which is simplified, fully-integrated and globally connected. Distribution relationships are important to us, as we generate premiums from various sources, including our consolidated MGAs and non-consolidated MGAs. We seek to apply our underwriting talent, capabilities and proven management expertise to underwrite a profitable book of business and identify new opportunities to create value. Our approach is to be nimble and reactive to market opportunities within our segments of Insurance & Services and Reinsurance, allocating capital where we see profitable opportunity, while remaining disciplined and consistent within our specified risk tolerances and areas of expertise. Our MGA strategy is to partner with high integrity and transparent leaders and teams with deep underwriting expertise and a track record of success. Our partnerships are structured to incentivize all parties to deliver thereby allowing capable teams to do what they do best, while we provide services where our partners are lacking. As of June 30, 2024, we had equity stakes in 22 entities (MGAs, Insurtech and Other) which underwrite or distribute a wide range of lines of business.
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
Recent Developments
Workers’ Compensation Loss Portfolio Transfer
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
This transaction covers approximately $400 million of SiriusPoint reserves, including liabilities to be commuted, valued as of December 31, 2023, and the reinsurance premium. The aggregate limit under the LPT Agreements is 150% of the premium paid less certain adjustments for paid losses in the interim period prior to the effective date of the contract. Upon closing and the effective date of the contract, we expect to recognize a loss of $20 million to $30 million.
The Master Agreement and the LPT Agreements include customary representations and warranties, indemnification obligations, covenants and termination rights of the parties. The transaction is anticipated to close during the third quarter of 2024, subject to regulatory approvals and other customary closing conditions.
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
Ratings
On March 19, 2024, Moody’s assigned our operating companies a new financial strength rating of A3, or stable.
Key Performance Indicators
We believe that the following key financial indicators are the most important in evaluating our performance:

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	($ in millions, except for per share data and ratios)
Combined ratio	89.0%	83.0%	87.0%	78.4%
Core underwriting income (1)	$36.9	$63.3	$81.2	$170.7
Core net services income (1)	$9.1	$7.7	$27.2	$24.4
Core income (1)	$46.0	$71.0	$108.4	$195.1
Core combined ratio (1)	93.3%	89.4%	92.5%	85.1%
Annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders	17.9%	11.0%	16.7%	19.2%
Book value per common share (2)	$14.68	$13.76	$14.68	$13.76
Book value per diluted common share (2)	$14.31	$13.35	$14.31	$13.35
Tangible book value per diluted common share (1) (2)	$13.47	$12.47	$13.47	$12.47
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
Annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders for the three and six months ended June 30, 2024 and 2023 was calculated as follows:

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	($ in millions)
Net income available to SiriusPoint common shareholders	$109.9	$55.9	$200.7	$187.8
Common shareholders’ equity attributable to SiriusPoint common shareholders - beginning of period	2,402.6	2,029.9	2,313.9	1,874.7
Common shareholders’ equity attributable to SiriusPoint common shareholders - end of period	2,504.1	2,036.0	2,504.1	2,036.0
Average common shareholders’ equity attributable to SiriusPoint common shareholders	$2,453.4	$2,033.0	$2,409.0	$1,955.4
Annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders	17.9%	11.0%	16.7%	19.2%
The increase in annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders was driven by higher net income for the three months ended June 30, 2024, primarily as a result of the gain from the deconsolidation of Arcadian Risk Capital Ltd. (“Arcadian”) and the gain from the change in fair value of the liability-classified capital instruments, partially offset by a decrease in underwriting income driven by favorable prior year loss reserve development for the three months ended June 30, 2023 linked to the 2023 LPT.
The decrease in annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders for the six months ended June 30, 2024 was driven by lower net income relative to common shareholder’s equity in the period as the Company’s equity has grown each quarter since the beginning of 2023.
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
As of June 30, 2024, book value per common share was $14.68, representing an increase of $0.53 per share, or 3.7%, from $14.15 per share as of March 31, 2024. As of June 30, 2024, book value per diluted common share was $14.31, representing an increase of $0.67 per share, or 4.9%, from $13.64 per share as of March 31, 2024. As of June 30, 2024, tangible book value per diluted common share was $13.47, representing an increase of $0.68 per share, or 5.3%, from $12.79 per share as of March 31, 2024.
As of June 30, 2024, book value per common share was $14.68, representing an increase of $0.92 per share, or 6.7%, from $13.76 per share as of December 31, 2023. As of June 30, 2024, book value per diluted common share was $14.31, representing an increase of $0.96 per share, or 7.2%, from $13.35 per share as of December 31, 2023. As of June 30, 2024, tangible book value per diluted common share was $13.47, representing an increase of $1.00 per share, or 8.0%, from $12.47 per share as of December 31, 2023.
The increases reflect the gain from the deconsolidation of Arcadian, as well as continued positive underwriting and investment results, partially offset by accumulated other comprehensive loss from unrealized losses from available for sale (“AFS”) debt securities.

Consolidated Results of Operations—Three and six months ended June 30, 2024 and 2023
The following table sets forth the key items discussed in the consolidated results of operations section, and the period over period change, for the three and six months ended June 30, 2024 and 2023:

	Three months ended			Six months ended
	June 30, 2024	June 30, 2023	Change	June 30, 2024	June 30, 2023	Change
	($ in millions)
Total underwriting income	$65.1	$108.9	$(43.8)	$154.7	$265.4	$(110.7)
Net investment income and net realized and unrealized investment gains (losses)	23.3	65.8	(42.5)	103.1	139.6	(36.5)
Other revenues	129.5	5.3	124.2	141.4	14.1	127.3
Net corporate and other expenses	(66.6)	(70.3)	3.7	(122.6)	(130.3)	7.7
Intangible asset amortization	(3.0)	(2.9)	(0.1)	(5.9)	(5.3)	(0.6)
Interest expense	(15.7)	(11.7)	(4.0)	(36.2)	(24.5)	(11.7)
Foreign exchange gains (losses)	(3.6)	(17.4)	13.8	0.1	(17.5)	17.6
Income tax expense	(14.2)	(15.8)	1.6	(23.9)	(41.3)	17.4
Net income	$114.8	$61.9	$52.9	$210.7	$200.2	$10.5
The key changes in our consolidated results for the three and six months ended June 30, 2024 compared to the prior year periods are discussed below.
Underwriting results
The decrease in net underwriting results for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was driven by lower favorable prior year loss reserve development. Favorable prior year loss reserve development for the three months ended June 30, 2023 included $16.6 million driven by reserving analyses performed in connection with the 2023 LPT. Excluding the favorable development linked to the 2023 LPT, net underwriting income decreased by $29.3 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This decrease is consistent with our change in business mix, decreasing exposure to more volatile lines of business and growing A&H and International Insurance within the Insurance & Services segment.
The decrease in net underwriting results for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was driven by lower favorable prior year loss reserve development. Favorable prior year loss reserve development for the six months ended June 30, 2023 included $118.2 million driven by reserving analyses performed in connection with the 2023 LPT. Excluding the favorable development linked to the 2023 LPT, underwriting income increased by $4.6 million primarily driven by lower other underwriting expenses resulting from our cost savings program, partially offset by higher acquisition costs driven by business mix changes, including the growth of Insurance & Services.

Investments
Investment Portfolio
The following is a summary of our total investments, cash and cash equivalents and restricted cash and cash equivalents as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	($ in millions)
Debt securities, available for sale	$5,345.3	$4,755.4
Debt securities, trading	307.7	534.9
Total debt securities (1)	5,653.0	5,290.3
Short-term investments	97.5	371.6
Investments in Related Party Investment Funds	106.6	105.6
Other long-term investments	241.7	308.5
Equity securities	—	1.6
Total investments	6,098.8	6,077.6
Cash and cash equivalents	598.1	969.2
Restricted cash and cash equivalents (2)	125.9	132.1
Total invested assets and cash(1)	$6,822.8	$7,178.9
(1)Includes $593.2 million of investments in the Third Point Optimized Credit portfolio (“TPOC Portfolio”) as of June 30, 2024 (December 31, 2023 - $562.0 million).
(2)Primarily consists of cash and fixed income securities such as U.S. Treasuries, money markets funds, and sovereign debt, securing our contractual obligations under certain (re)insurance contracts that we will not be released from until the underlying risks have expired or have been settled.
The decrease in investments was primarily driven by the use of funds to support the redemption of $115.0 million of outstanding debt and the commutation of a deposit accounted contract of $102.1 million resulting in the return of funds to the cedant.
The duration of our fixed income portfolio, excluding cash and cash equivalents, is 3.0 years (December 31, 2023 - 2.8 years). The increase from the comparative period is due to our effort to match our asset duration with economic liabilities in the current interest rate environment. The average credit rating of our investment portfolio is AA as of June 30, 2024 (December 31, 2023 - AA) with no defaults in the investment portfolio.

The following table provides a breakdown of structured products between investment and non-investment grade securities as of June 30, 2024 and December 31, 2023. These are fixed income investments which are included in debt securities in the table above. Refer to Note 7 - Investments in our unaudited condensed financial statements included elsewhere in this Quarterly Report for further discussion of these securities.

	June 30, 2024		December 31, 2023
	Investment Grade (1)	Non-investment Grade (2)	Investment Grade (1)	Non-investment Grade (2)
	($ in millions)
Asset-backed securities	$1,209.8	$—	$697.9	$17.6
Collateralized loan obligations	0.5	39.3	421.8	—
Total asset-backed securities	1,210.3	39.3	1,119.7	17.6
Agency residential mortgage-backed securities	930.1	—	803.0	—
Non-agency residential mortgage-backed securities	137.2	32.0	144.7	12.3
Total residential mortgage-backed securities	1,067.3	32.0	947.7	12.3
Agency commercial mortgage-backed securities	71.4	—	73.5	—
Non-agency commercial mortgage-backed securities	229.0	0.7	197.9	0.5
Total commercial mortgage-backed securities	300.4	0.7	271.4	0.5
Total mortgage-backed securities	1,367.7	32.7	1,219.1	12.8
Total asset and mortgage-backed securities	$2,578.0	$72.0	$2,338.8	$30.4
(1)Investment grade securities are considered rated BBB or higher.
(2)Non-investment grade securities are considered rated below BBB.
Investment Results
The following is a summary of the results from investments and cash for the three and six months ended June 30, 2024 and 2023:

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	($ in millions)
Gross investment income	$85.8	$73.6	$168.5	$140.7
Change in fair value of trading portfolio (1)	(36.3)	24.8	(31.6)	45.9
Net realized investment losses	(19.6)	(26.6)	(23.3)	(36.4)
Net realized and unrealized investment gains (losses) from related party investment funds	1.0	(0.9)	1.0	(0.1)
Investment results	30.9	70.9	114.6	150.1
Investment expenses	(7.6)	(5.1)	(11.5)	(10.5)
Total realized and unrealized investment gains and net investment income	$23.3	$65.8	$103.1	$139.6
(1)Trading portfolio is inclusive of all non-AFS designated investments in the investment portfolio.

The following is a summary of the results from investments by investment classification for the three and six months ended June 30, 2024 and 2023:

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	($ in millions)
Debt securities, available for sale	$61.6	$48.5	$125.3	$83.6
Debt securities, trading	5.6	10.5	14.4	39.6
Short-term investments	2.9	5.9	7.3	14.3
Other long-term investments	(49.7)	(3.8)	(49.2)	0.6
Derivative instruments	0.4	3.5	1.7	3.5
Net realized and unrealized investment gains (losses) from related party investment funds	1.0	(0.9)	1.0	(0.1)
Net investment income and realized and unrealized investment gains before other investment expenses and investment income on cash and cash equivalents	21.8	63.7	100.5	141.5
Investment expenses	(7.6)	(5.1)	(11.5)	(10.5)
Net investment income on cash and cash equivalents	9.1	7.2	14.1	8.6
Total net investment income and realized and unrealized investment gains	$23.3	$65.8	$103.1	$139.6
Total net investment income and realized and unrealized investment gains for the three months ended June 30, 2024 was primarily attributable to net investment income related to interest income from our debt and short-term investment portfolio of $70.1 million, partially offset by unrealized losses on other long-term investments of $40.6 million. Increased investment income is primarily due to increased interest rates and our rotation of the portfolio from cash and cash equivalents and U.S. government and government agency positions to high-grade corporate debt and other securitized assets, in an effort to better diversify our portfolio. Losses on private other long-term investments were the result of updated fair value analyses consistent with current insurtech market trends and disposals of positions as the Company executes its strategy to focus on underwriting relationships with MGAs.
Total net investment income and realized and unrealized investment gains for the six months ended June 30, 2024 was primarily attributable to net investment income related to interest income from our debt and short-term investment portfolio of $147.0 million. Increased investment income is primarily due to increased interest rates and our rotation of the portfolio from cash and cash equivalents and U.S. government and government agency positions to high-grade corporate debt and other securitized assets, in an effort to better diversify our portfolio. Losses on private other long-term investments were the result of updated fair value analyses consistent with the current insurtech market.
Total net investment income and realized and unrealized investment gains for the three months ended June 30, 2023 was primarily attributable to investment results from our debt and short-term investment portfolio of $64.9 million driven by dividend and interest income primarily on U.S. treasury bill and corporate debt positions.
Total net investment income and realized and unrealized investment gains for the six months ended June 30, 2023 was primarily attributable to net investment income related to interest income from our debt and short-term investment portfolio of $137.5 million. Increased dividend and investment income is due to the ongoing re-positioning of the portfolio to focus on investing in high grade fixed income securities.
Refer to Part I, Item 3. “Quantitative and Qualitative Disclosures about Market Risks” of this Form 10-Q for a discussion of certain risks and factors that could adversely impact our investments results.
Other Revenues
For the three months ended June 30, 2024, other revenues primarily consisted of a gain of $95.9 million from the deconsolidation of Arcadian, $23.0 million of service fee revenue from MGAs and a gain of $10.6 million from the change in fair value of liability-classified capital instruments. For the three months ended June 30, 2023, other revenues consisted of $22.5 million of service fee revenue from MGAs, partially offset by a loss of $19.1 million from the change in fair value of liability-classified capital instruments. Effective June 30, 2024, we deconsolidated Arcadian when our management and Arcadian consented to certain amendments to the shareholders’ agreement and termination of the unsecured promissory note which resulted in our Company ceasing to have control over Arcadian. The change in fair value of liability-classified capital instruments is driven by movement in our Company’s share price as compared to the three months ended June 30, 2023. The increase in service fee revenue for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 is primarily driven by increases in IMG’s travel insurance business.
For the six months ended June 30, 2024, other revenues primarily consisted of a gain of $95.9 million from the deconsolidation of Arcadian and $51.7 million of service fee revenue from MGAs, partially offset by a loss of $5.3 million from the change in fair value of liability-classified capital instruments. For the six months ended June 30, 2023, other revenues primarily consisted of $51.9 million of service fee revenue from MGAs and a gain of $4.5 million from the sale of renewal rights of our environmental business, partially offset by a loss of $44.1 million from the change in fair value of liability-classified capital instruments. The decreased loss from the change in fair value of liability-classified capital instruments is driven by change in our share price relative to the change in the six months ended June 30, 2023.
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
The decrease in Net corporate and other expenses for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 was primarily driven by restructuring charges incurred during the three and six months ended June 30, 2023 of $8.8 million and $18.8 million, respectively, partially offset by severance and compensation related expenses associated with the recent management changes, consulting fees related to nonrecurring projects and increased regulatory fees as we grow our Lloyds business.
For the three months ended June 30, 2024 service fee expense decreased to $47.7 million compared to $50.0 million for the three months ended June 30, 2023. For the six months ended June 30, 2024 service fee expense decreased to $93.7 million compared to $95.5 million for the six months ended June 30, 2023. The decreases were primarily driven by the deconsolidation of Banyan in the fourth quarter of 2023.
Amortization of Intangible Assets
Amortization of intangible assets for the three and six months ended June 30, 2024 was $3.0 million and $5.9 million, respectively (2023 - $2.9 million and $5.3 million, respectively). The slight increases in amortization were due to the use of amortization patterns which are based on the period over which they are expected to generate future net cash inflows from the use of the underlying intangible assets.
Interest Expense
Interest expense and finance costs are related to interest due on our senior and subordinated notes, as well as interest associated with certain reinsurance contracts. Total interest expense for the three and six months ended June 30, 2024 was $15.7 million and $36.2 million, respectively (2023 - $11.7 million and $24.5 million, respectively). The increases in interest expense for the three and six months ended June 30, 2024 were primarily driven by interest expense associated with funds held on the 2023 LPT of $7.1 million and $14.2 million, respectively, as well as increases in the variable interest rate on the 2017 SEK Subordinated Note. These increases were partially offset by a gain on the commutation of a deposit accounted contract.
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
The foreign exchange losses of $3.6 million for the three months ended June 30, 2024 were primarily due to $3.1 million of foreign exchange losses from our international operations.

The foreign exchange gains of $0.1 million for the six months ended June 30, 2024 were primarily due to $2.7 million of foreign exchange gains from our international operations.
The foreign exchange losses of $17.4 million for the three months ended June 30, 2023 were primarily due to $16.5 million of foreign exchange gains from our international operations and net losses $0.9 million of foreign currency losses on the 2017 SEK Subordinated Notes and a swap designed to minimize currency exposure on the notes as a result of the weakening of the Swedish Krona relative to the U.S. dollar.
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
On an aggregate basis, the effects of foreign exchange resulted in charges to net income of $3.5 million and $5.2 million as well as charges to comprehensive income of $6.3 million and $2.3 million for the three and six months ended June 30, 2024, respectively.
Income Tax Expense
The decrease in income tax expense for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 is driven by a decrease in pre-tax income in taxable jurisdictions.
Segment Results — Three and six months ended June 30, 2024 and 2023
The determination of our reportable segments is based on the manner in which management monitors the performance of our operations. We classify our business into two reportable segments - Reinsurance and Insurance & Services. Collectively, the sum of these two segments constitute “Core” results. Core underwriting income, Core net services income, Core income and Core combined ratio are non-GAAP financial measures. We believe it is useful to review Core results as it better reflects how management views the business and reflects our decision to exit the runoff business. The sum of Core results and Corporate results are equal to the consolidated results of operations.
Corporate results include all runoff business, which represents certain classes of business that we no longer actively underwrite, including the effect of the including the effect of the restructuring of the underwriting platform announced in 2022 (the “Restructuring Plan”) and certain reinsurance contracts that have interest crediting features. Corporate results include asbestos and environmental and other latent liability exposures on a gross basis, which have mostly been ceded, as well as specific workers’ compensation and cyber programs which we no longer write.

The following tables set forth the operating segment results and ratios for the three months ended June 30, 2024 and 2023:

	June 30, 2024
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
	($ in millions)
Gross premiums written	$352.5	$490.2	$842.7	$—	$21.8	$—	$864.5
Net premiums written	308.8	341.1	649.9	—	(6.3)	—	643.6
Net premiums earned	256.2	297.2	553.4	—	37.1	—	590.5
Loss and loss adjustment expenses incurred, net	143.8	192.2	336.0	(1.3)	29.7	—	364.4
Acquisition costs, net	67.2	75.8	143.0	(36.5)	13.4	—	119.9
Other underwriting expenses	20.2	17.3	37.5	—	3.6	—	41.1
Underwriting income (loss)	25.0	11.9	36.9	37.8	(9.6)	—	65.1
Services revenues	—	57.4	57.4	(34.4)	—	(23.0)	—
Services expenses	—	47.7	47.7	—	—	(47.7)	—
Net services fee income	—	9.7	9.7	(34.4)	—	24.7	—
Services noncontrolling income	—	(0.6)	(0.6)	—	—	0.6	—
Net services income	—	9.1	9.1	(34.4)	—	25.3	—
Segment income (loss)	$25.0	$21.0	$46.0	$3.4	$(9.6)	$25.3	$65.1

Underwriting Ratios: (1)
Loss ratio	56.1%	64.7%	60.7%				61.7%
Acquisition cost ratio	26.2%	25.5%	25.8%				20.3%
Other underwriting expenses ratio	7.9%	5.8%	6.8%				7.0%
Combined ratio	90.2%	96.0%	93.3%				89.0%
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

	June 30, 2023
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
	($ in millions)
Gross premiums written	$357.7	$447.5	$805.2	$—	$37.3	$—	$842.5
Net premiums written	311.9	276.4	588.3	—	37.3	—	625.6
Net premiums earned	271.8	324.4	596.2	—	43.5	—	639.7
Loss and loss adjustment expenses incurred, net	146.7	216.7	363.4	(1.5)	13.8	—	375.7
Acquisition costs, net	51.3	80.7	132.0	(35.9)	15.7	—	111.8
Other underwriting expenses	12.0	25.5	37.5	—	5.8	—	43.3
Underwriting income	61.8	1.5	63.3	37.4	8.2	—	108.9
Services revenues	(2.8)	62.2	59.4	(36.9)	—	(22.5)	—
Services expenses	—	50.0	50.0	—	—	(50.0)	—
Net services fee income (loss)	(2.8)	12.2	9.4	(36.9)	—	27.5	—
Services noncontrolling income	—	(1.7)	(1.7)	—	—	1.7	—
Net services income (loss)	(2.8)	10.5	7.7	(36.9)	—	29.2	—
Segment income	$59.0	$12.0	$71.0	$0.5	$8.2	$29.2	$108.9

Underwriting Ratios: (1)
Loss ratio	54.0%	66.8%	61.0%				58.7%
Acquisition cost ratio	18.9%	24.9%	22.1%				17.5%
Other underwriting expenses ratio	4.4%	7.9%	6.3%				6.8%
Combined ratio	77.3%	99.6%	89.4%				83.0%
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
Core Premium Volume
Gross premiums written increased by $37.5 million, or 4.7%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Net premiums written increased by $61.6 million, or 10.5%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Net premiums earned decreased by $42.8 million, or 7.2%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increases in premiums written were primarily driven by increases from Insurance & Services from strategic organic and new program growth, as well as increases across A&H. These increases were partially offset by the movement of certain lines from Insurance & Services to Corporate, including the non-renewal of a Workers’ Compensation program and the planned transition of a cyber program to another carrier, which also was the main driver of the decrease in premiums earned.
Core Underwriting Results
The decrease in net underwriting results was primarily driven by decreased favorable prior year loss reserve development. Losses incurred included $4.9 million of favorable prior year loss reserve development for the three months ended June 30, 2024 primarily driven by favorable development within North America A&H, compared to $25.2 million for the three months ended June 30, 2023 driven by reserving analyses performed in connection with the 2023 LPT.
Excluding the favorable development linked to the 2023 LPT, net underwriting income decreased by $17.7 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This decrease was driven by higher acquisition costs driven by business mix changes to decrease our exposure to more volatile lines of business, as well as $5.6 million catastrophe losses for the three months ended June 30, 2024 compared to no significant catastrophe losses the three months ended June 30, 2023, partially offset by lower attritional losses.

Core Services Results
Services revenues was $57.4 million for the three months ended June 30, 2024 compared to $59.4 million for the three months ended June 30, 2023, primarily due to decreases in Arcadian and Armada.
Net services fee income and net services income increased slightly for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Service margin, which is calculated as Net service fee income as a percentage of services revenues, increased to 16.9% for the three months ended June 30, 2024 from 15.8% for the three months ended June 30, 2023.
The following tables set forth the operating segment results and ratios for the six months ended June 30, 2024 and 2023:

	June 30, 2024
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
	($ in millions)
Gross premiums written	$708.9	$1,014.5	$1,723.4	$—	$47.7	$—	$1,771.1
Net premiums written	598.9	678.2	1,277.1	—	5.8	—	1,282.9
Net premiums earned	509.8	561.4	1,071.2	—	113.1	—	1,184.3
Loss and loss adjustment expenses incurred, net	268.4	368.7	637.1	(2.7)	47.5	—	681.9
Acquisition costs, net	137.0	141.0	278.0	(69.7)	56.5	—	264.8
Other underwriting expenses	39.5	35.4	74.9	—	8.0	—	82.9
Underwriting income	64.9	16.3	81.2	72.4	1.1	—	154.7
Services revenues	—	123.2	123.2	(71.5)	—	(51.7)	—
Services expenses	—	93.7	93.7	—	—	(93.7)	—
Net services fee income	—	29.5	29.5	(71.5)	—	42.0	—
Services noncontrolling income	—	(2.3)	(2.3)	—	—	2.3	—
Net services income	—	27.2	27.2	(71.5)	—	44.3	—
Segment income	$64.9	$43.5	$108.4	$0.9	$1.1	$44.3	$154.7

Underwriting Ratios: (1)
Loss ratio	52.6%	65.7%	59.5%				57.6%
Acquisition cost ratio	26.9%	25.1%	26.0%				22.4%
Other underwriting expenses ratio	7.7%	6.3%	7.0%				7.0%
Combined ratio	87.2%	97.1%	92.5%				87.0%
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

	June 30, 2023
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
	($ in millions)
Gross premiums written	$753.9	$1,111.5	$1,865.4	$—	$87.6	$—	$1,953.0
Net premiums written	622.9	729.0	1,351.9	—	65.4	—	1,417.3
Net premiums earned	531.3	615.6	1,146.9	—	88.3	—	1,235.2
Loss and loss adjustment expenses incurred, net	232.3	389.2	621.5	(2.8)	24.1	—	642.8
Acquisition costs, net	117.3	152.4	269.7	(68.4)	30.2	—	231.5
Other underwriting expenses	40.2	44.8	85.0	—	10.5	—	95.5
Underwriting income	141.5	29.2	170.7	71.2	23.5	—	265.4
Services revenues	(2.6)	125.8	123.2	(71.3)	—	(51.9)	—
Services expenses	—	95.5	95.5	—	—	(95.5)	—
Net services fee income (loss)	(2.6)	30.3	27.7	(71.3)	—	43.6	—
Services noncontrolling income	—	(3.3)	(3.3)	—	—	3.3	—
Net services income (loss)	(2.6)	27.0	24.4	(71.3)	—	46.9	—
Segment income	$138.9	$56.2	$195.1	$(0.1)	$23.5	$46.9	$265.4

Underwriting Ratios: (1)
Loss ratio	43.7%	63.2%	54.2%				52.0%
Acquisition cost ratio	22.1%	24.8%	23.5%				18.7%
Other underwriting expenses ratio	7.6%	7.3%	7.4%				7.7%
Combined ratio	73.4%	95.3%	85.1%				78.4%
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
Core Premium Volume
Gross premiums written decreased by $142.0 million, or 7.6%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Net premiums written decreased by $74.8 million, or 5.5%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Net premiums earned decreased by $75.7 million, or 6.6%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decreases in premium volume were primarily due to the movement of certain lines from Insurance & Services to Corporate, including the non-renewal of a Workers’ Compensation program and the planned transition of a Cyber program to another carrier, with the most significant offset being strategic organic and new program growth.
Core Underwriting Results
The decrease in net underwriting results was primarily driven by decreased favorable prior year loss reserve development. Losses incurred included $12.9 million of favorable loss reserve development for the six months ended June 30, 2024 driven by decreased ultimate losses in the Credit Reinsurance portfolio and North America A&H, partially offset by increases in the Environmental business, compared to $117.1 million of favorable loss reserve development for the six months ended June 30, 2023 driven by decreases in the domestic and international property and casualty lines of business in the Reinsurance segment and A&H in the Insurance & Services segment linked to the 2023 LPT.
Excluding the favorable development linked to the 2023 LPT, net underwriting income increased by $7.7 million primarily driven by lower other underwriting expenses resulting from our cost savings program and lower attritional losses, partially offset by higher acquisition costs from business mix changes, including the growth of Insurance & Services.

Core Services Results
Services revenues remained stable at $123.2 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
For the six months ended June 30, 2024, net services fee income increased to $29.5 million from $27.7 million for the six months ended June 30, 2023. We generated net services income of $27.2 million for the six months ended June 30, 2024, compared to $24.4 million for the six months ended June 30, 2023. These increase were primarily due to increased services revenues and decreased service expense from IMG. Service margin, which is calculated as net service fee income as a percentage of services revenues, increased to 23.9% for the six months ended June 30, 2024 compared to 22.5% for the six months ended June 30, 2023.
Reinsurance Segment
The Reinsurance segment predominantly underwriters Casualty, Property and Specialty lines of business on a worldwide basis. The following table sets forth underwriting results and ratios, and the period over period changes for the Reinsurance segment, for the three and six months ended June 30, 2024 and 2023:

	Three months ended			Six months ended
	June 30, 2024	June 30, 2023	Change	June 30, 2024	June 30, 2023	Change
	($ in millions)
Gross premiums written	$352.5	$357.7	$(5.2)	$708.9	$753.9	$(45.0)
Net premiums written	308.8	311.9	(3.1)	598.9	622.9	(24.0)
Net premiums earned	256.2	271.8	(15.6)	509.8	531.3	(21.5)
Loss and loss adjustment expenses incurred, net	143.8	146.7	(2.9)	268.4	232.3	36.1
Acquisition costs, net	67.2	51.3	15.9	137.0	117.3	19.7
Other underwriting expenses	20.2	12.0	8.2	39.5	40.2	(0.7)
Underwriting income	25.0	61.8	(36.8)	64.9	141.5	(76.6)
Services revenues	—	(2.8)	2.8	—	(2.6)	2.6
Net services loss	—	(2.8)	2.8	—	(2.6)	2.6
Segment income	$25.0	$59.0	$(34.0)	$64.9	$138.9	$(74.0)

Underwriting ratios: (1)
Loss ratio	56.1%	54.0%	2.1%	52.6%	43.7%	8.9%
Acquisition cost ratio	26.2%	18.9%	7.3%	26.9%	22.1%	4.8%
Other underwriting expense ratio	7.9%	4.4%	3.5%	7.7%	7.6%	0.1%
Combined ratio	90.2%	77.3%	12.9%	87.2%	73.4%	13.8%
(1)Underwriting ratios are calculated by dividing the related expense by net premiums earned.
Premium Volume
Gross premiums written in the Reinsurance segment decreased by $5.2 million, or 1.5%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily driven by lower premiums written in New York Casualty, partially offset by increases in Bermuda Property.
Gross premiums written in the Reinsurance segment decreased by $45.0 million, or 6.0%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily driven by lower premiums written in New York Casualty and Bermuda Specialty, partially offset by increases in London Specialty.
Underwriting Results
The decrease in net underwriting results for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily due to decreased favorable prior year loss reserve development, as well as higher acquisition costs driven by business mix changes. Net favorable prior year loss reserve development for the three months ended June 30, 2024 was $6.3 million primarily driven by favorable development on a structured auto contract and Aviation, compared to

$25.9 million for the three months ended June 30, 2023, which was driven by reserving analyses performed in connection with the 2023 LPT.
The decrease in net underwriting results for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, was primarily due to decreased favorable prior year loss reserve development. Net favorable prior year loss reserve development was $16.6 million for the six months ended June 30, 2024 primarily driven by decreased ultimate losses in the Credit Reinsurance portfolio, compared to net favorable prior year loss reserve development of $100.5 million for the six months ended June 30, 2023 primarily driven by decreases in the domestic and international Property and Casualty lines of business linked to the 2023 LPT.
Catastrophe losses, net of reinsurance and reinstatement premiums, for the three months ended June 30, 2024, were $3.0 million or 1.2 percentage points on the combined ratio, compared to no significant catastrophe losses for the three months ended June 30, 2023. Catastrophe losses, net of reinsurance and reinstatement premiums, for the six months ended June 30, 2024, were $3.0 million or 0.6 percentage points on the combined ratio, compared to $6.0 million or 1.1 percentage points on the combined ratio, for the six months ended June 30, 2023.
Insurance & Services Segment
Through the Insurance & Services segment, we underwrite primary insurance in a number of sectors. With deep expertise and global reach, we offer innovative insurance solutions to meet the changing risk circumstances of our clients every day. The Insurance & Services segment includes Accident & Health, Property & Casualty, and Specialty.
As of June 30, 2024, we have equity stakes in 22 entities (MGAs, Insurtech and Other), which underwrite or distribute a wide range of lines of business, including general liability, professional liability, directors & officers, credit and bond, cyber, commercial automobile, workers’ compensation, accident & health, and other specialty insurance classes. As of June 30, 2024, we consolidated three MGAs in our financial statements: ArmadaCorp Capital, LLC (“Armada”), Alta Signa Holdings (“Alta Signa”) and International Medical Group, Inc. (“IMG”). Effective June 30, 2024, we deconsolidated Arcadian when our management and Arcadian consented to certain amendments to the shareholders’ agreement and termination of the unsecured promissory note which resulted in our Company ceasing to have control over Arcadian. There has been no change to our underwriting relationship with Arcadian. We provide underwriting capacity in the form of insurance or reinsurance to 13 non-consolidated entities in addition to the three consolidated MGAs. We also have investments stakes in 6 other entities where we have no underwriting relationships. The investment interests in the non-consolidated entities are included in strategic investments within Other long term investments on the consolidated balance sheet.

The following table sets forth underwriting results, net MGA results, and ratios for the segment results, and the period over period changes, for the three and six months ended June 30, 2024 and 2023:

	Three months ended			Six months ended
	June 30, 2024	June 30, 2023	Change	June 30, 2024	June 30, 2023	Change
	($ in millions)
Gross premiums written	$490.2	$447.5	$42.7	$1,014.5	$1,111.5	$(97.0)
Net premiums written	341.1	276.4	64.7	678.2	729.0	(50.8)
Net premiums earned	297.2	324.4	(27.2)	561.4	615.6	(54.2)
Loss and loss adjustment expenses incurred, net	192.2	216.7	(24.5)	368.7	389.2	(20.5)
Acquisition costs, net	75.8	80.7	(4.9)	141.0	152.4	(11.4)
Other underwriting expenses	17.3	25.5	(8.2)	35.4	44.8	(9.4)
Underwriting income	11.9	1.5	10.4	16.3	29.2	(12.9)
Services revenues	57.4	62.2	(4.8)	123.2	125.8	(2.6)
Services expenses	47.7	50.0	(2.3)	93.7	95.5	(1.8)
Net services fee income	9.7	12.2	(2.5)	29.5	30.3	(0.8)
Services noncontrolling income	(0.6)	(1.7)	1.1	(2.3)	(3.3)	1.0
Net services income	9.1	10.5	(1.4)	27.2	27.0	0.2
Segment income	$21.0	$12.0	$9.0	$43.5	$56.2	$(12.7)

Underwriting ratios: (1)
Loss ratio	64.7%	66.8%	(2.1)%	65.7%	63.2%	2.5%
Acquisition cost ratio	25.5%	24.9%	0.6%	25.1%	24.8%	0.3%
Other underwriting expense ratio	5.8%	7.9%	(2.1)%	6.3%	7.3%	(1.0)%
Combined ratio	96.0%	99.6%	(3.6)%	97.1%	95.3%	1.8%
(1)Underwriting ratios are calculated by dividing the related expense by net premiums earned.
Premium Volume
Gross premiums written increased by $42.7 million, or 9.5%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily driven by strategic organic and new program growth, as well as increases across A&H, partially offset by the movement of certain lines from Insurance & Services to Corporate, including the non-renewal of a Workers’ Compensation program and the planned transition of a Cyber program to another carrier, representing $117.0 million of gross premiums written for the three months ended June 30, 2023.
Gross premiums written decreased by $97.0 million, or 8.7%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily driven by the movement of certain lines from Insurance & Services to Corporate, including the non-renewal of a Workers’ Compensation program and the planned transition of a Cyber program to another carrier, representing $233.8 million of gross premiums written for the six months ended June 30, 2023, as well as lower A&H premiums, partially offset by strategic organic and new program growth.
Consolidated MGAs
The Company deconsolidated Banyan as of October 31, 2023 when we sold our ownership shares. However, we executed a three-year extension of the commercial relationship with Banyan, extending our partnership. We also deconsolidated Arcadian as of June 30, 2024 as a result of no longer having a controlling interest. The results of operations of Arcadian are included in our consolidated financial statements through June 30, 2024. There has been no change to our underwriting relationship with Arcadian.
Gross premiums written generated by the consolidated MGAs in the aggregate, excluding Banyan, increased by $17.8 million, or 11.3%, to $175.8 million for the three months ended June 30, 2024 compared to $158.0 million for the three months ended June 30, 2023, from increases across all consolidated MGAs.

Gross premiums written generated by the consolidated MGAs in the aggregate, excluding Banyan, decreased by $8.8 million, or 2.6%, to $331.9 million for the six months ended June 30, 2024 compared to $340.8 million for the six months ended June 30, 2023, primarily driven by decreases in Armada and IMG, offset by increases in Arcadian.
Book value for the consolidated MGAs was $94.5 million as of June 30, 2024, compared to $76.3 million at December 31, 2023, when adjusted to exclude Arcadian.
Underwriting Results
The improvement in underwriting income of $10.4 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily driven by increased profitability in North America A&H and growth in the Arcadian business.
The decrease in underwriting income of $12.9 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily driven by net adverse prior year loss reserve development of $3.7 million for the six months ended June 30, 2024, compared to net favorable prior year loss reserve development of $16.6 million for the six months ended June 30, 2023, which was driven by reserving analyses performed in connection with the 2023 LPT.
Services Results
The decrease in services revenues of $4.8 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily due to decreases in Arcadian and Armada. This decrease drove the decrease in net services income for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.
There was a slight decrease in services revenues of $2.6 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Net services income remained stable for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
Corporate
Corporate includes the results of all runoff business, which represents certain classes of business that we no longer actively underwrite, including the effects of the Restructuring Plan and certain reinsurance contracts that have interest crediting features. Corporate results also include asbestos and environmental and other latent liability exposures on a gross basis, which have mostly been ceded, as well as specific workers’ compensation and cyber programs which we no longer write. The following table sets forth underwriting results and the period over period changes for the three and six months ended June 30, 2024 and 2023:

	Three months ended			Six months ended
	June 30, 2024	June 30, 2023	Change	June 30, 2024	June 30, 2023	Change
	($ in millions)
Gross premiums written	$21.8	$37.3	$(15.5)	$47.7	$87.6	$(39.9)
Net premiums written	(6.3)	37.3	(43.6)	5.8	65.4	(59.6)
Net premiums earned	37.1	43.5	(6.4)	113.1	88.3	24.8
Loss and loss adjustment expenses incurred, net	29.7	13.8	15.9	47.5	24.1	23.4
Acquisition costs, net	13.4	15.7	(2.3)	56.5	30.2	26.3
Other underwriting expenses	3.6	5.8	(2.2)	8.0	10.5	(2.5)
Underwriting income (loss)	$(9.6)	$8.2	$(17.8)	$1.1	$23.5	$(22.4)

The changes in premium volume for the three and six months ended June 30, 2024 is primarily driven by International run-off business included in the three and six months ended June 30, 2023, which we exited in conjunction with the LPT, offset by the movement of certain lines from Insurance & Services to Corporate, including the non-renewal of a Workers’ Compensation program and the planned transition of a Cyber program to another carrier, during the three and six months ended June 30, 2024.
The decrease in underwriting income for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 is primarily driven by a decrease in favorable prior year loss reserve development, which was associated with the 2023 LPT.
The decrease in underwriting income for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 is primarily driven by a decrease in favorable prior year loss reserve development, which was associated with the 2023 LPT. The increase in acquisition costs for the six months ended June 30, 2024, was due to increased commissions on a sliding scale commission contract that experienced favorable development in the period.
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
Tangible Book Value Per Diluted Common Share
Tangible book value per diluted common share, as presented, is a non-GAAP financial measure and the most directly comparable U.S. GAAP measure is book value per common share. Tangible book value per diluted common share excludes intangible assets. Management believes that effects of intangible assets are not indicative of underlying underwriting results or trends and make book value comparisons to less acquisitive peer companies less meaningful. Tangible book value per diluted common share is useful because it provides a more accurate measure of the realizable value of shareholder returns, excluding intangible assets.
The following table sets forth the computation of book value per common share, book value per diluted common share and tangible book value per diluted common share as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	($ in millions, except share and per share amounts)
Common shareholders’ equity attributable to SiriusPoint common shareholders	$2,504.1	$2,313.9
Intangible assets	(146.8)	(152.7)
Tangible common shareholders' equity attributable to SiriusPoint common shareholders	$2,357.3	$2,161.2

Common shares outstanding	170,572,790	168,120,022
Effect of dilutive stock options, restricted share units and warrants	4,465,438	5,193,920
Book value per diluted common share denominator	175,038,228	173,313,942

Book value per common share	$14.68	$13.76
Book value per diluted common share	$14.31	$13.35
Tangible book value per diluted common share	$13.47	$12.47
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
Dividend Capacity and Capital
We are subject to regulatory and other constraints that affect our ability to pay dividends. During the three and six months ended June 30, 2024, SiriusPoint did not pay any dividends to its common shareholders.
During the three and six months ended June 30, 2024, SiriusPoint declared and paid dividends of $4.0 million and $8.0 million, respectively, to the Series B preference shareholders (2023 - $4.0 million and $8.0 million, respectively).

For the three and six months ended June 30, 2024, SiriusPoint received $145.0 million and $145.0 million, respectively (2023 - $20.0 million and $79.2 million, respectively), of distributions from SiriusPoint Bermuda Insurance Company Ltd. (“SiriusPoint Bermuda”), its immediate wholly-owned subsidiary. We believe the dividend/distribution capacity of SiriusPoint’s subsidiaries, which was approximately $810.0 million as of December 31, 2023, provides SiriusPoint with sufficient liquidity for the foreseeable future. For a further discussion of the various restrictions on SiriusPoint Bermuda’s ability to pay dividends, see Part I, Item 1 “Business - Regulation” in our 2023 Form 10-K.
In addition to the regulatory and other contractual constraints to paying dividends, we manage the capital of the group and each of our operating subsidiaries to support our current ratings from AM Best, Fitch, S&P and Moody’s. This could further reduce the ability and amount of dividends that could be paid from subsidiaries to SiriusPoint. In addition, the Company annually files the prescribed form of capital and solvency return, which comprises the insurer’s Bermuda Solvency Capital Requirement (“BSCR”) model. The BSCR model is a risk-based capital model which provides a method for determining a Class 3A and Class 4 insurer’s capital requirements (statutory economic capital and surplus) by taking into account the risk characteristics of different aspects of the Class 3A and Class 4 insurer’s business. The Company’s 2023 filed BSCR ratio was 255%. Further, the Company is currently completing its second quarter 2024 Bermuda Quarterly Financial Return, with the estimated ratio improving to 284%.
Sources of Liquidity
Our operating subsidiaries sources of liquidity have primarily consisted of net premiums written, reinsurance recoveries, investment income and proceeds from sales of or dividends or distributions attributable to investments. Other potential sources of liquidity include borrowings under our credit facilities and issuances of securities.
Effective February 26, 2021, the Company entered into a three-year, $300.0 million senior unsecured revolving credit facility (the “Facility”) with JPMorgan Chase Bank, N.A. as administrative agent, which was renewed in February 2024 for one additional year. The Facility provides access to loans for working capital and general corporate purposes, and letters of credit to support obligations under insurance and reinsurance agreements, retrocessional agreements and for general corporate purposes. Loans and letters of credit under the Facility will become available, subject to customary conditions precedent. As of June 30, 2024, the Company was in compliance with all of the covenants under the Facility and there were no outstanding borrowings under the Facility.
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

The following table represents a summary of our debt obligations as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Amount	Effective rate (1)	Amount	Effective rate (1)
2024 Senior Notes, at face value	400.0	7.4%	—	—%
Unamortized discount	(5.8)		—
2024 Senior Notes, carrying value	394.2		—
2017 SEK Subordinated Notes, at face value	$259.7	8.3%	$273.6	7.7%
Unamortized discount	(5.3)		(5.7)
2017 SEK Subordinated Notes, carrying value	254.4		267.9
2016 Senior Notes, at face value	—	—%	400.0	4.6%
Unamortized premium	—		3.5
2016 Senior Notes, carrying value	—		403.5
2015 Senior Notes, at face value	—	—%	115.0	7.0%
Unamortized issuance costs	—		(0.2)
2015 Senior Notes, carrying value	—		114.8
Total debt	$648.6		$786.2
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
For further details and discussion with respect to the 2017 SEK Subordinated Notes, 2024 Senior Notes, 2016 Senior Notes, and 2015 Senior Notes, please refer to Note 13 “Debt and letter of credit facilities” of Part II, Item 8. “Financial Statements and Supplementary Data” included in our 2023 Form 10-K.
Debt Covenants
As of June 30, 2024, SiriusPoint was in compliance with all of the covenants under the 2024 Senior Notes and the 2017 SEK Subordinated Notes.
Series A Preference Shares
SiriusPoint has 11,720,987 Series A preference shares outstanding, par value of $0.10 per share (the “Series A Preference Shares”). The Series A Preference Shares rank pari passu with the Company’s common shares with respect to the payment of dividends or distributions. Upon the third anniversary of the closing date of the Sirius Group acquisition, the Series A Preference Shares were subject to a conversion ratio calculation, based on ultimate COVID-19 losses along with other measurement criteria, to convert into the Company’s common shares. The Company and Series A Preference Share investors reviewed the COVID-19 loss estimates and the Company will settle the Series A Preference Shares in the third quarter of 2024. For further details, see Note 20 “Subsequent event” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q.
As of June 30, 2024, the estimated fair value of the Series A Preference Shares was $40.9 million based upon a stochastic model and is reflected in liability-classified capital instruments in the consolidated balance sheets. During the six months ended June 30, 2024, the Company did not declare or pay dividends to Series A Preference shareholders.
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
As of June 30, 2024, the carrying value of the Series B preference shares was $200.0 million and reflected in shareholders’ equity attributable to SiriusPoint shareholders in the consolidated balance sheets. During the three and six months ended June 30, 2024, the Company declared and paid dividends of $4.0 million and $8.0 million, respectively, to the Series B preference shareholders.
For further details and discussion with respect to the Series B preference shares, see Note 15 “Shareholders' equity” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q.
Letter of Credit Facilities
As of June 30, 2024, $1,216.2 million of letters of credit had been issued. Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements and a minimum rating from rating agencies. Each restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists under any of the letter of credit facilities, our subsidiaries could be prohibited from paying dividends. We were in compliance with all of the covenants under the aforementioned letter of credit facilities as of June 30, 2024.
For further details and discussion with respect to letter of credit facilities, see Note 13 “Debt and letter of credit facilities” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q.
Cash Secured Letter of Credit Agreements
Under the cash secured letter of credit facilities, we provide collateral that consists of cash and cash equivalents and debt securities. As of June 30, 2024, total cash and cash equivalents and debt securities with a fair value of $1,407.4 million were pledged as collateral against the letters of credit issued.
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
Restricted cash and cash equivalents and restricted investments decreased by $302.2 million, or 10.8%, to $2,497.9 million as of June 30, 2024 from $2,800.1 million as of December 31, 2023. The decrease was due to a decrease in investments securing reinsurance contracts and letters of credit.
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
Operating, investing and financing cash flows for the six months ended June 30, 2024 and 2023 were as follows:

	2024	2023
	($ in millions)
Net cash provided by (used in) operating activities	$(91.1)	$206.3
Net cash used in investing activities	(61.7)	(297.5)
Net cash used in financing activities	(224.5)	(51.1)
Net decrease in cash, cash equivalents and restricted cash	(377.3)	(142.3)
Cash, cash equivalents and restricted cash at beginning of period	1,101.3	913.7
Cash, cash equivalents and restricted cash at end of period	$724.0	$771.4
Operating Activities
Cash flows used in operating activities can fluctuate due to timing differences between the collection of premiums and reinsurance recoverables, the payment of losses and loss expenses, and the payment of premiums to reinsurers. The change in cash flows in operating activities for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to a decrease in the collection of premiums, in addition to the recognition of a gain of $95.9 million due to the deconsolidation of Arcadian.
Investing Activities
Cash flows used in investing activities are driven by changes in our investment portfolio, primarily purchases, sales and maturities of fixed income and short term investments. Cash flows used in investing activities for the six months ended June 30, 2023 primarily relates to the increase in sales and maturities of U.S. treasuries during the period.
Financing Activities
Cash flows used in financing activities for the six months ended June 30, 2024 primarily consisted of $124.0 million payments from the redemption of debt, net of proceeds from the issuance of new debt and related costs and $102.1 million for payments on deposit liability contracts, partially offset by $16.3 million of proceeds from the exercise of options. Cash flows used in financing activities for the six months ended June 30, 2023 primarily consisted of $38.5 million for the settlement of CVRs, $8.0 million for cash dividends paid to preference shareholders, and $7.5 million for taxes paid on withholding shares, partially offset by $9.3 million of funds provided from loans related to agreements to repurchase securities.
Financial Condition
As of June 30, 2024, total shareholders’ equity was $2,705.5 million, compared to $2,530.6 million as of December 31, 2023. The increase was due to net income of $200.7 million, partially offset by accumulated other comprehensive loss from unrealized losses from AFS debt securities of $21.8 million, for the six months ended June 30, 2024.
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
The following table summarizes the estimated effects of hypothetical increases and decreases in market interest rates on our debt securities as of June 30, 2024:

	Fair value	Assumed change in interest rate	Estimated fair value after change in interest rate	Pre-tax increase (decrease) in carrying value
	($ in millions)
Debt securities	$5,653.0	300 bp decrease	6,147.9	$494.9
		200 bp decrease	5,982.7	329.7
		100 bp decrease	5,817.4	164.4
		50 bp decrease	5,734.9	81.9
		50 bp increase	5,566.4	(86.6)
		100 bp increase	5,480.6	(172.4)
		200 bp increase	5,308.9	(344.1)
		300 bp increase	5,137.3	$(515.7)
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
Investments in Related Party Investment Funds
The carrying values of our investments in Related Party Investment Funds are carried at fair value. We have elected the practical expedient for fair value for these investments which is estimated based on our share of the net asset value of the respective limited partnership, as provided by the independent fund administrator. Market prices of the underlying investment securities, in general, are subject to fluctuations. Assuming a hypothetical 10% and 30% increase or decrease in the value of our investments in Related Party Investment Funds as of June 30, 2024, the carrying value of these investments would have increased or decreased by approximately $10.7 million and $32.0 million, pre-tax, respectively.
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
The following table summarizes the estimated effects of a hypothetical 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have had on the carrying value of our net assets as of June 30, 2024:

	10% increase	10% decrease
	($ in millions)
Euro to U.S. Dollar	$(3.3)	$3.3
Swedish Krona to U.S. Dollar	(1.0)	1.0
British Pound to U.S. Dollar	1.0	(1.0)
South African Rand to U.S. Dollar	(1.0)	1.0
Canadian Dollar to U.S. Dollar	$2.4	$(2.4)
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2024. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of June 30, 2024, our outstanding indebtedness included $254.4 million in 2017 SEK Subordinated Notes and $394.2 million in 2024 Senior Notes.
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
ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
On February 28, 2018, the Company’s Board of Directors authorized the repurchase of an additional $148.3 million common shares, which, together with the amount remaining under the share repurchase program previously authorized on May 4, 2016, will allow the Company to repurchase up to $200.0 million of the Company’s outstanding common shares in the aggregate. As of June 30, 2024, a maximum value of approximately $56.3 million of common shares and warrants may yet be purchased under the program. The Company did not make any repurchases of common shares during the six months ended June 30, 2024.
On July 31, 2024, the Company’s Board of Directors authorized the Company to repurchase up to an additional $250.0 million of the Company’s common shares, which together with the amount remaining available under previously announced share repurchase authorizations, will allow the Company to repurchase up to $306.3 million of its common shares in the aggregate. The share repurchase program does not have an expiration date.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
During the three months ended June 30, 2024, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

ITEM 6. Exhibits

4.1
Senior Indenture, dated as of April 5, 2024, between SiriusPoint Ltd. and The Bank of New York Mellon, as trustee.(incorporated by reference to Exhibit 4.1 to he Company’s Current Report on Form 8-K filed on April 5, 2024).

4.2
First Supplemental Indenture, dated as of April 5, 2024, between SiriusPoint Ltd. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to he Company’s Current Report on Form 8-K filed on April 5, 2024).

4.3	Form of Global Security of 7.000% Senior Notes due 2029 (included in Exhibit 4.2) (incorporated by reference to Exhibit 4.3 to he Company’s Current Report on Form 8-K filed on April 5, 2024).
4.4
Fourth Supplemental Indenture, dated as of April 4, 2024, between SiriusPoint Ltd. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on April 5, 2024).

4.5	Offer Letter of James J. McKinney, as Chief Financial Officer dated May 21, 2024, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2024).
4.6	Form of Master Agreement, dated as of April 30, 2024, by and between SiriusPoint America Insurance Company and Clarendon National Insurance Company.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
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
Date: August 1, 2024
/s/ Scott Egan
Scott Egan
Chief Executive Officer
(Principal Executive Officer)

/s/ Jim McKinney
Jim McKinney
Chief Financial Officer
(Principal Financial Officer)

/s/ Evan Cabat
Evan Cabat
Chief Accounting Officer
(Principal Accounting Officer)