Form 10-Q
period 2024-09-30
SiriusPoint Ltd
filed 2024-10-31
CIK 1576018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐
As of October 25, 2024, the registrant had 161,866,867 common shares issued and outstanding.

SiriusPoint Ltd.

PART I - Financial Information
ITEM 1. Financial Statements
SIRIUSPOINT LTD.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of September 30, 2024 and December 31, 2023
(expressed in millions of U.S. dollars, except per share and share amounts)

	September 30, 2024	December 31, 2023
Assets
Debt securities, available for sale, at fair value, net of allowance for credit losses of $0.0 (2023 - $0.0) (cost - $5,316.3; 2023 - $4,754.6)	$5,411.8	$4,755.4
Debt securities, trading, at fair value (cost - $250.3; 2023 - $568.1)	233.1	534.9
Short-term investments, at fair value (cost - $52.2; 2023 - $370.8)	52.4	371.6
Investments in related party investment funds, at fair value	114.5	105.6
Other long-term investments, at fair value (cost - $329.8; 2023 - $358.1) (includes related party investments at fair value of $146.5 (2023 - $173.7))	236.1	310.1
Total investments	6,047.9	6,077.6
Cash and cash equivalents	640.7	969.2
Restricted cash and cash equivalents	174.5	132.1
Redemption receivable from related party investment fund	—	3.0
Due from brokers	13.9	5.6
Interest and dividends receivable	49.4	42.3
Insurance and reinsurance balances receivable, net	2,069.1	1,966.3
Deferred acquisition costs, net	330.0	308.9
Unearned premiums ceded	467.2	449.2
Loss and loss adjustment expenses recoverable, net	2,198.7	2,295.1
Deferred tax asset	249.2	293.6
Intangible assets	143.8	152.7
Other assets	298.1	175.9
Total assets	$12,682.5	$12,871.5
Liabilities
Loss and loss adjustment expense reserves	$5,702.1	$5,608.1
Unearned premium reserves	1,684.0	1,627.3
Reinsurance balances payable	1,509.6	1,736.7
Deposit liabilities	20.2	134.4
Deferred gain on retroactive reinsurance	21.7	27.9
Debt	660.5	786.2
Due to brokers	23.1	6.2
Deferred tax liability	38.9	68.7
Liability-classified capital instruments	58.4	67.3
Accounts payable, accrued expenses and other liabilities	267.5	278.1
Total liabilities	9,986.0	10,340.9
Commitments and contingent liabilities
Shareholders’ equity
Series B preference shares (par value $0.10; authorized and issued: 8,000,000)	200.0	200.0
Common shares (issued and outstanding: 161,866,867; 2023 - 168,120,022)	16.2	16.8
Additional paid-in capital	1,591.0	1,693.0
Retained earnings	806.2	601.0
Accumulated other comprehensive income, net of tax	81.5	3.1
Shareholders’ equity attributable to SiriusPoint shareholders	2,694.9	2,513.9
Noncontrolling interests	1.6	16.7
Total shareholders’ equity	2,696.5	2,530.6
Total liabilities, noncontrolling interests and shareholders’ equity	$12,682.5	$12,871.5

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
For the three and nine months ended September 30, 2024 and 2023
(expressed in millions of U.S. dollars, except per share and share amounts)

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenues
Net premiums earned	$568.9	$613.0	$1,753.2	$1,848.2
Net investment income	77.7	75.1	234.7	205.3
Net realized and unrealized investment gains (losses)	6.9	(7.1)	(48.0)	2.4
Net realized and unrealized investment gains from related party investment funds	7.9	0.1	8.9	—
Net investment income and net realized and unrealized investment gains (losses)	92.5	68.1	195.6	207.7
Other revenues	18.1	21.8	164.8	80.0
Loss on settlement and change in fair value of liability-classified capital instruments	(117.3)	(0.3)	(122.6)	(44.4)
Total revenues	562.2	702.6	1,991.0	2,091.5
Expenses
Loss and loss adjustment expenses incurred, net	317.5	373.1	999.4	1,015.9
Acquisition costs, net	117.5	129.5	382.3	361.0
Other underwriting expenses	44.9	36.6	127.8	132.1
Net corporate and other expenses	51.4	63.4	174.0	193.7
Intangible asset amortization	3.0	2.9	8.9	8.2
Interest expense	13.8	19.8	50.0	44.3
Foreign exchange (gains) losses	3.0	(1.8)	2.9	15.7
Total expenses	551.1	623.5	1,745.3	1,770.9
Income before income tax expense	11.1	79.1	245.7	320.6
Income tax expense	(2.4)	(15.3)	(26.3)	(56.6)
Net income	8.7	63.8	219.4	264.0
Net income attributable to noncontrolling interests	(0.2)	(2.3)	(2.2)	(6.7)
Net income available to SiriusPoint	8.5	61.5	217.2	257.3
Dividends on Series B preference shares	(4.0)	(4.0)	(12.0)	(12.0)
Net income available to SiriusPoint common shareholders	$4.5	$57.5	$205.2	$245.3
Earnings per share available to SiriusPoint common shareholders
Basic earnings per share available to SiriusPoint common shareholders	$0.03	$0.33	$1.15	$1.40
Diluted earnings per share available to SiriusPoint common shareholders	$0.03	$0.32	$1.11	$1.36
Weighted average number of common shares used in the determination of earnings per share
Basic	165,659,401	163,738,528	168,275,970	162,233,695
Diluted	172,803,298	168,516,508	174,261,326	166,920,744

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For the three and nine months ended September 30, 2024 and 2023
(expressed in millions of U.S. dollars)

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Comprehensive income
Net income	$8.7	$63.8	$219.4	$264.0
Other comprehensive income (loss), net of tax
Change in foreign currency translation adjustment	0.4	(1.1)	(1.5)	0.1
Unrealized gains (losses) from debt securities held as available for sale investments	112.2	(56.2)	90.4	(89.9)
Reclassifications from accumulated other comprehensive loss	(3.1)	(2.2)	(10.5)	(0.6)
Total other comprehensive income (loss)	109.5	(59.5)	78.4	(90.4)
Comprehensive income	118.2	4.3	297.8	173.6
Net income attributable to noncontrolling interests	(0.2)	(2.3)	(2.2)	(6.7)
Comprehensive income available to SiriusPoint	$118.0	$2.0	$295.6	$166.9
The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
For the three and nine months ended September 30, 2024 and 2023
(expressed in millions of U.S. dollars)

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Series B preference shares
Balance, beginning of period	$200.0	$200.0	$200.0	$200.0
Issuance of preference shares, net	—	—	—	—
Balance, end of period	200.0	200.0	200.0	200.0
Common shares
Balance, beginning of period	17.1	16.3	16.8	16.2
Issuance of common shares, net	—	—	0.1	0.1
Exercise of options	—	0.2	0.2	0.2
Common shares repurchased and retired	(0.9)	—	(0.9)	—
Balance, end of period	16.2	16.5	16.2	16.5
Additional paid-in capital
Balance, beginning of period	1,713.3	1,645.6	1,693.0	1,641.3
Issuance of common shares, net	—	—	—	0.1
Share compensation	4.3	3.2	8.4	6.6
Exercise of options	2.2	12.6	18.4	14.6
Common shares repurchased and retired	(128.8)	—	(128.8)	—
Change in ownership interest in subsidiary	—	—	—	(1.2)
Balance, end of period	1,591.0	1,661.4	1,591.0	1,661.4
Retained earnings
Balance, beginning of period	801.7	450.0	601.0	262.2
Net income	8.7	63.8	219.4	264.0
Net income attributable to noncontrolling interests	(0.2)	(2.3)	(2.2)	(6.7)
Dividends on preference shares	(4.0)	(4.0)	(12.0)	(12.0)
Balance, end of period	806.2	507.5	806.2	507.5
Accumulated other comprehensive income (loss), net of tax
Balance, beginning of period	(28.0)	(75.9)	3.1	(45.0)
Change in foreign currency translation adjustment
Balance, beginning of period	(6.0)	(4.0)	(4.1)	(5.2)
Change in foreign currency translation adjustment	0.4	(1.1)	(1.5)	0.1
Balance, end of period	(5.6)	(5.1)	(5.6)	(5.1)
Unrealized gains (losses) from debt securities held as available for sale investments
Balance, beginning of period	(22.0)	(71.9)	7.2	(39.8)
Unrealized gains (losses) from debt securities held as available for sale investments	112.2	(56.2)	90.4	(89.9)
Reclassifications from accumulated other comprehensive loss	(3.1)	(2.2)	(10.5)	(0.6)
Balance, end of period	87.1	(130.3)	87.1	(130.3)
Balance, end of period	81.5	(135.4)	81.5	(135.4)
Shareholders’ equity attributable to SiriusPoint shareholders	2,694.9	2,250.0	2,694.9	2,250.0
Noncontrolling interests	1.6	15.4	1.6	15.4
Total shareholders’ equity	$2,696.5	$2,265.4	$2,696.5	$2,265.4
The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the nine months ended September 30, 2024 and 2023
(expressed in millions of U.S. dollars)

	2024	2023
Operating activities
Net income	$219.4	$264.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share compensation	15.9	15.7
Net realized and unrealized loss on investments and derivatives	48.0	1.8
Net realized and unrealized gain on investment in related party investment funds	(8.9)	—
Change in fair value of liability-classified capital instruments	31.9	44.4
Amortization of premium and accretion of discount, net	(49.8)	(57.5)
Amortization of intangible assets	8.9	8.2
Other items, net	(26.3)	(9.5)
Changes in assets and liabilities:
Insurance and reinsurance balances receivable, net	(102.8)	(174.8)
Deferred acquisition costs, net	(21.1)	(38.1)
Unearned premium reserves, net of unearned premiums ceded	38.7	125.8
Loss and loss adjustment expense reserves, net of loss and loss adjustment expenses recoverable	190.4	(757.9)
Deferred tax asset/liability	0.8	41.1
Other assets	(127.1)	(33.3)
Interest and dividends receivable	(7.1)	(14.4)
Deferred gain on retroactive reinsurance	(6.2)	25.8
Reinsurance balances payable	(227.1)	919.8
Accounts payable, accrued expenses and other liabilities	(10.6)	6.8
Net cash provided by (used in) operating activities	(33.0)	367.9
Investing activities
Purchases of debt securities, available-for-sale	(1,893.1)	(2,793.3)
Purchases of short-term investments	(375.7)	(1,150.8)
Purchases of other investments	(25.8)	(7.6)
Proceeds from sales and maturities of debt securities, available-for-sale	1,365.7	929.0
Proceeds from sales and maturities of debt securities, trading and short-term investments	1,009.3	2,525.5
Proceeds from sales and maturities of other investments	51.4	79.4
Change in due to/from brokers, net	8.6	22.5
Net cash provided by (used in) investing activities	140.4	(395.3)
Financing activities
Payment of redemption of debt	(517.9)	—
Proceeds from issuance of debt, net of costs	393.9	—
Purchases of SiriusPoint common shares under share repurchase program	(129.7)	—
Net payments on deposit liability contracts	(98.2)	(7.6)
Settlement of liability-classified capital instruments	(40.8)	(38.5)
Net proceeds from exercise of options	18.5	10.4
Cash dividends paid to preference shareholders	(12.0)	(12.0)
Taxes paid on withholding shares	(7.5)	(9.2)
Repayment of loans under an agreement to repurchase	—	(18.0)
Change in total noncontrolling interests, net	0.2	(0.2)
Net cash used in financing activities	(393.5)	(75.1)
Net decrease in cash, cash equivalents and restricted cash	(286.1)	(102.5)
Cash, cash equivalents and restricted cash at beginning of period	1,101.3	913.7
Cash, cash equivalents and restricted cash at end of period	$815.2	$811.2

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
The results for the nine months ended September 30, 2024 are not necessarily indicative of the results expected for the full calendar year.
Tabular amounts are in U.S. Dollars in millions, except share amounts, unless otherwise noted.
2. Significant accounting policies
There have been no material changes to the Company’s significant accounting policies as described in its 2023 Form 10-K.
Recently issued accounting standards
Issued and effective as of September 30, 2024
In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). The amendment clarifies the guidance in Topic 820 on the fair value measurement of an equity security that is subject to a contractual sale restriction and requires specific disclosures related to such an equity security. ASU 2022-03 is effective for public business entities for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. This pronouncement did not have a material impact on the Company’s consolidated financial statements.
Issued but not yet effective as of September 30, 2024
Accounting pronouncements issued during the three and nine months ended September 30, 2024 were either not relevant to the Company or did not impact the Company’s consolidated financial statements.
Reclassifications
Certain comparative figures have been reclassified to conform to the current year presentation.

3. Significant transactions
CM Bermuda Settlement and Share Repurchase
On August 1, 2024, the Company entered into a Confidential Settlement and Mutual Release Agreement (the “Settlement Agreement”), and concurrently therewith, a Share Repurchase Agreement (the “Share Repurchase Agreement” and, together with the Settlement Agreement, collectively, the “CMIG Agreement”), in each case, with CM Bermuda Limited (the “Seller”) and CMIG International Holding Pte. Ltd.
The Company paid the Seller a total consideration of $261.3 million upon the closing of the transactions under the CMIG Agreement. Pursuant to the Settlement Agreement, the Company paid the Seller for full satisfaction and discharge of all obligations and all other claims of any nature related to the Company’s Series A Preference Shares held by the Seller and the related Certificate of Designation of Series A Preference Shares of the Company, and recorded a loss of $90.7 million in Loss on settlement and change in fair value of liability classified instruments in the Company’s consolidated income statement. Pursuant to the Share Repurchase Agreement, the Company repurchased 9,077,705 of the Company’s issued and outstanding common shares held by the Seller for $125.0 million, which had a repurchase date fair value of $129.7 million. The repurchased shares were cancelled and retired.
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
This transaction covers approximately $400 million of SiriusPoint reserves, including liabilities to be commuted, valued as of December 31, 2023 and the reinsurance premium. The aggregate limit under the LPT Agreement is 150% of the premium paid less certain adjustments for paid losses in the interim period prior to the effective date of the contract. The Master Agreement and the LPT Agreement include customary representations and warranties, indemnification obligations, covenants and termination rights of the parties.
The Company received the appropriate regulatory approvals and the transaction closed on October 1, 2024. The financial impacts of the transaction will be included in the Company’s fourth quarter results, and SiriusPoint America expects to recognize a loss of approximately $22.0 million.
SiriusPoint International Loss Portfolio Transfer
On March 2, 2023, the Company agreed, subject to applicable regulatory approvals and other closing conditions, to enter into a loss portfolio transfer transaction (“2023 LPT”), on a funds withheld basis, with Pallas Reinsurance Company Ltd., a subsidiary of the Compre Group, an insurance and reinsurance legacy specialist. The transaction covered loss reserves ceded initially estimated at $1.3 billion as of the valuation date of September 30, 2022, which were reduced to $905.6 million as of June 30, 2023 at closing, as a result of paid losses and favorable prior accident year reserve development recognized during the interim period, and included in Loss and loss adjustment expenses recoverable in the Company’s consolidated balance sheets. As of September 30, 2024, the Company recorded funds held payable of $593.4 million in Reinsurance balances payable and reinsurance recoverable of $626.5 million, and the Company’s estimate of deferred gain is $21.7 million. The

2023 LPT comprises several classes of business from 2021 and prior underwriting years. The aggregate limit under the 2023 LPT is 130% of roll forward reserves at the inception of the contract.
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
Accident and Health (“A&H”) – the Company provides flexible insurance products to meet the risk management needs of diverse populations in select markets. This includes employer groups, associations, affinity groups, higher education and other niche markets. The Company also owns 100% of International Medical Group, Inc. (“IMG”) and ArmadaCorp Capital, LLC (“Armada”), who receive fees for services provided within Insurance & Services and to third parties. IMG offers a full line of international medical insurance products, trip cancellation programs, medical management services and 24/7 emergency medical and travel assistance. Armada operates as a supplemental medical insurance MGA.
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

The following is a summary of the Company’s operating segment results for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30, 2024
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
Gross premiums written	$314.5	$376.0	$690.5	$—	$23.5	$—	$714.0
Net premiums written	268.3	235.3	503.6	—	0.6	—	504.2
Net premiums earned	269.4	276.9	546.3	—	22.6	—	568.9
Loss and loss adjustment expenses incurred, net	137.6	170.1	307.7	(1.4)	11.2	—	317.5
Acquisition costs, net	69.8	65.9	135.7	(24.1)	5.9	—	117.5
Other underwriting expenses	20.4	20.0	40.4	—	4.5	—	44.9
Underwriting income	41.6	20.9	62.5	25.5	1.0	—	89.0
Services revenues	—	48.1	48.1	(29.9)	—	(18.2)	—
Services expenses	—	41.3	41.3	—	—	(41.3)	—
Net services fee income	—	6.8	6.8	(29.9)	—	23.1	—
Services noncontrolling loss	—	0.2	0.2	—	—	(0.2)	—
Net services income	—	7.0	7.0	(29.9)	—	22.9	—
Segment income	41.6	27.9	69.5	(4.4)	1.0	22.9	89.0
Net investment income					77.7	—	77.7
Net realized and unrealized investment gains					6.9	—	6.9
Net realized and unrealized investment gains from related party investment funds					7.9	—	7.9
Other revenues					(0.1)	18.2	18.1
Loss on settlement and change in fair value of liability-classified capital instruments					(117.3)	—	(117.3)
Net corporate and other expenses					(10.1)	(41.3)	(51.4)
Intangible asset amortization					(3.0)	—	(3.0)
Interest expense					(13.8)	—	(13.8)
Foreign exchange losses					(3.0)	—	(3.0)
Income (loss) before income tax expense	$41.6	$27.9	69.5	(4.4)	(53.8)	(0.2)	11.1
Income tax expense			—	—	(2.4)	—	(2.4)
Net income (loss)			69.5	(4.4)	(56.2)	(0.2)	8.7
Net (income) loss attributable to noncontrolling interest			—	—	(0.4)	0.2	(0.2)
Net income (loss) available to SiriusPoint			$69.5	$(4.4)	$(56.6)	$—	$8.5

Underwriting Ratios: (1)
Loss ratio	51.1%	61.4%	56.3%				55.8%
Acquisition cost ratio	25.9%	23.8%	24.8%				20.7%
Other underwriting expenses ratio	7.6%	7.2%	7.4%				7.9%
Combined ratio	84.6%	92.4%	88.5%				84.4%
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

	Three months ended September 30, 2023
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
Gross premiums written	$265.4	$460.1	$725.5	$—	$33.3	$—	$758.8
Net premiums written	243.2	290.4	533.6	—	32.4	—	566.0
Net premiums earned	256.9	318.4	575.3	—	37.7	—	613.0
Loss and loss adjustment expenses incurred, net	136.2	219.6	355.8	(1.2)	18.5	—	373.1
Acquisition costs, net	69.4	76.3	145.7	(37.2)	21.0	—	129.5
Other underwriting expenses	14.4	16.9	31.3	—	5.3	—	36.6
Underwriting income (loss)	36.9	5.6	42.5	38.4	(7.1)	—	73.8
Services revenues	(0.2)	58.8	58.6	(38.3)	—	(20.3)	—
Services expenses	—	48.7	48.7	—	—	(48.7)	—
Net services fee income (loss)	(0.2)	10.1	9.9	(38.3)	—	28.4	—
Services noncontrolling income	—	(2.4)	(2.4)	—	—	2.4	—
Net services income (loss)	(0.2)	7.7	7.5	(38.3)	—	30.8	—
Segment income (loss)	36.7	13.3	50.0	0.1	(7.1)	30.8	73.8
Net investment income					75.1	—	75.1
Net realized and unrealized investment losses					(7.1)	—	(7.1)
Net realized and unrealized investment gains from related party investment funds					0.1	—	0.1
Other revenues					1.5	20.3	21.8
Loss on settlement and change in fair value of liability-classified capital instruments					(0.3)	—	(0.3)
Net corporate and other expenses					(14.7)	(48.7)	(63.4)
Intangible asset amortization					(2.9)	—	(2.9)
Interest expense					(19.8)	—	(19.8)
Foreign exchange gains					1.8	—	1.8
Income before income tax expense	$36.7	$13.3	50.0	0.1	26.6	2.4	79.1
Income tax expense			—	—	(15.3)	—	(15.3)
Net income			50.0	0.1	11.3	2.4	63.8
Net (income) loss attributable to noncontrolling interests			—	—	0.1	(2.4)	(2.3)
Net income available to SiriusPoint			$50.0	$0.1	$11.4	$—	$61.5

Underwriting Ratios: (1)
Loss ratio	53.0%	69.0%	61.8%				60.9%
Acquisition cost ratio	27.0%	24.0%	25.3%				21.1%
Other underwriting expenses ratio	5.6%	5.3%	5.4%				6.0%
Combined ratio	85.6%	98.3%	92.5%				88.0%
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

	Nine months ended September 30, 2024
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
Gross premiums written	$1,023.4	$1,390.5	$2,413.9	$—	$71.2	$—	$2,485.1
Net premiums written	867.2	913.5	1,780.7	—	6.4	—	1,787.1
Net premiums earned	779.2	838.3	1,617.5	—	135.7	—	1,753.2
Loss and loss adjustment expenses incurred, net	406.0	538.8	944.8	(4.1)	58.7	—	999.4
Acquisition costs, net	206.8	206.9	413.7	(93.8)	62.4	—	382.3
Other underwriting expenses	59.9	55.4	115.3	—	12.5	—	127.8
Underwriting income	106.5	37.2	143.7	97.9	2.1	—	243.7
Services revenues	—	171.3	171.3	(101.4)	—	(69.9)	—
Services expenses	—	135.0	135.0	—	—	(135.0)	—
Net services fee income	—	36.3	36.3	(101.4)	—	65.1	—
Services noncontrolling income	—	(2.1)	(2.1)	—	—	2.1	—
Net services income	—	34.2	34.2	(101.4)	—	67.2	—
Segment income	106.5	71.4	177.9	(3.5)	2.1	67.2	243.7
Net investment income					234.7	—	234.7
Net realized and unrealized investment losses					(48.0)	—	(48.0)
Net realized and unrealized investment gains from related party investment funds					8.9	—	8.9
Other revenues					94.9	69.9	164.8
Loss on settlement and change in fair value of liability-classified capital instruments					(122.6)	—	(122.6)
Net corporate and other expenses					(39.0)	(135.0)	(174.0)
Intangible asset amortization					(8.9)	—	(8.9)
Interest expense					(50.0)	—	(50.0)
Foreign exchange losses					(2.9)	—	(2.9)
Income before income tax expense	$106.5	$71.4	177.9	(3.5)	69.2	2.1	245.7
Income tax expense			—	—	(26.3)	—	(26.3)
Net income			177.9	(3.5)	42.9	2.1	219.4
Net income attributable to noncontrolling interests			—	—	(0.1)	(2.1)	(2.2)
Net income available to SiriusPoint			$177.9	$(3.5)	$42.8	$—	$217.2

Underwriting Ratios: (1)
Loss ratio	52.1%	64.3%	58.4%				57.0%
Acquisition cost ratio	26.5%	24.7%	25.6%				21.8%
Other underwriting expenses ratio	7.7%	6.6%	7.1%				7.3%
Combined ratio	86.3%	95.6%	91.1%				86.1%
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

	Nine months ended September 30, 2023
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
Gross premiums written	$1,019.3	$1,571.6	$2,590.9	$—	$120.9	$—	$2,711.8
Net premiums written	866.1	1,019.4	1,885.5	—	97.8	—	1,983.3
Net premiums earned	788.2	934.0	1,722.2	—	126.0	—	1,848.2
Loss and loss adjustment expenses incurred, net	368.5	608.8	977.3	(4.0)	42.6	—	1,015.9
Acquisition costs, net	186.7	228.7	415.4	(105.6)	51.2	—	361.0
Other underwriting expenses	54.6	61.7	116.3	—	15.8	—	132.1
Underwriting income	178.4	34.8	213.2	109.6	16.4	—	339.2
Services revenues	(2.8)	184.6	181.8	(109.6)	—	(72.2)	—
Services expenses	—	144.2	144.2	—	—	(144.2)	—
Net services fee income (loss)	(2.8)	40.4	37.6	(109.6)	—	72.0	—
Services noncontrolling income	—	(5.7)	(5.7)	—	—	5.7	—
Net services income (loss)	(2.8)	34.7	31.9	(109.6)	—	77.7	—
Segment income	175.6	69.5	245.1	—	16.4	77.7	339.2
Net investment income					205.3	—	205.3
Net realized and unrealized investment gains					2.4	—	2.4
Other revenues					7.8	72.2	80.0
Loss on settlement and change in fair value of liability-classified capital instruments					(44.4)	—	(44.4)
Net corporate and other expenses					(49.5)	(144.2)	(193.7)
Intangible asset amortization					(8.2)	—	(8.2)
Interest expense					(44.3)	—	(44.3)
Foreign exchange losses					(15.7)	—	(15.7)
Income before income tax expense	$175.6	$69.5	245.1	—	69.8	5.7	320.6
Income tax expense			—	—	(56.6)	—	(56.6)
Net income			245.1	—	13.2	5.7	264.0
Net income attributable to noncontrolling interests			—	—	(1.0)	(5.7)	(6.7)
Net income available to SiriusPoint			$245.1	$—	$12.2	$—	$257.3

Underwriting Ratios: (1)
Loss ratio	46.8%	65.2%	56.7%				55.0%
Acquisition cost ratio	23.7%	24.5%	24.1%				19.5%
Other underwriting expenses ratio	6.9%	6.6%	6.8%				7.1%
Combined ratio	77.4%	96.3%	87.6%				81.6%
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

5. Cash, cash equivalents, restricted cash and restricted investments
The following table provides a summary of cash and cash equivalents, restricted cash and restricted investments as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$640.7	$969.2
Restricted cash securing letter of credit facilities (1)	27.7	56.9
Restricted cash securing reinsurance contracts (2)	124.1	52.7
Restricted cash held by managing general underwriters	22.7	22.5
Total cash, cash equivalents and restricted cash (3)	815.2	1,101.3
Restricted investments securing reinsurance contracts and letter of credit facilities (1) (2) (4)	2,307.4	2,668.0
Total cash, cash equivalents, restricted cash and restricted investments	$3,122.6	$3,769.3
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
(2)Restricted cash and restricted investments securing reinsurance contracts pertain to trust accounts securing the Company’s contractual obligations under certain reinsurance contracts that the Company will not be released from until the underlying risks have expired or have been settled. Restricted investments include certain investments in debt securities, short-term investments and limited partnership interests in Third Point Enhanced LP. The time period for which the Company expects these trust accounts to be in place varies from contract to contract but can last several years.
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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and considers factors specific to the investment.

The following tables present the Company’s investments, categorized by the level of the fair value hierarchy as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Asset-backed securities	$—	$1,164.7	$—	$1,164.7
Residential mortgage-backed securities	—	1,054.2	—	1,054.2
Commercial mortgage-backed securities	—	251.6	—	251.6
Corporate debt securities	—	1,892.2	—	1,892.2
U.S. government and government agency	1,024.4	—	—	1,024.4
Non-U.S. government and government agency	—	24.7	—	24.7
Total debt securities, available for sale	1,024.4	4,387.4	—	5,411.8
Asset-backed securities	—	102.9	—	102.9
Residential mortgage-backed securities	—	53.1	—	53.1
Commercial mortgage-backed securities	—	59.1	—	59.1
Corporate debt securities	—	10.3	—	10.3
U.S. government and government agency	4.3	—	—	4.3
Non-U.S. government and government agency	—	3.4	—	3.4
Total debt securities, trading	4.3	228.8	—	233.1
Short-term investments	8.4	44.0	—	52.4
Other long-term investments	0.3	2.5	117.5	120.3
Derivative assets	—	—	1.5	1.5
	$1,037.4	$4,662.7	$119.0	5,819.1
Cost and equity method investments				72.0
Investments in funds valued at NAV				158.3
Total assets				$6,049.4
Liabilities
Liability-classified capital instruments	$—	$—	$58.4	$58.4
Derivative liabilities	—	—	9.8	9.8
Total liabilities	$—	$—	$68.2	$68.2

	December 31, 2023
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Asset-backed securities	$—	$880.7	$—	$880.7
Residential mortgage-backed securities	—	902.8	—	902.8
Commercial mortgage-backed securities	—	204.1	—	204.1
Corporate debt securities	—	1,573.1	—	1,573.1
U.S. government and government agency	1,132.6	4.1	—	1,136.7
Non-U.S. government and government agency	—	58.0	—	58.0
Total debt securities, available for sale	1,132.6	3,622.8	—	4,755.4
Asset-backed securities	—	256.6	—	256.6
Residential mortgage-backed securities	—	57.2	—	57.2
Commercial mortgage-backed securities	—	67.8	—	67.8
Corporate debt securities	—	45.2	—	45.2
U.S. Government and government agency	98.1	—	—	98.1
Non-U.S. government and government agency	—	10.0	—	10.0
Total debt securities, trading	98.1	436.8	—	534.9
Short-term investments	321.9	49.7	—	371.6
Other long-term investments	1.6	—	169.7	171.3
Derivative assets	—	—	15.7	15.7
	$1,554.2	$4,109.3	$185.4	5,848.9
Cost and equity method investments				80.1
Investments in funds valued at NAV				164.3
Total assets				$6,093.3
Liabilities
Liability-classified capital instruments	$—	$—	$67.3	$67.3
Derivative liabilities	—	—	6.4	6.4
Total liabilities	$—	$—	$73.7	$73.7
During the nine months ended September 30, 2024, the Company did not reclassify its assets or liabilities between Levels 2 and 3 (December 31, 2023 - no reclassifications).
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
The following tables present the reconciliation of all investments measured at fair value using Level 3 inputs for the three and nine months ended September 30, 2024 and 2023:

	July 1, 2024	Transfers in to (out of) Level 3	Purchases	Sales & Settlements	Realized and Unrealized Gains (Losses)(1)	September 30, 2024
Assets
Other long-term investments	$119.6	$—	$1.1	$—	$(3.2)	$117.5
Derivative assets	7.3	—	—	—	(5.8)	1.5
Total assets	$126.9	$—	$1.1	$—	$(9.0)	$119.0
Liabilities
Liability-classified capital instruments	$(72.6)	$—	$—	$131.5	$(117.3)	$(58.4)
Derivative liabilities	(18.7)	—	—	—	8.9	(9.8)
Total liabilities	$(91.3)	$—	$—	$131.5	$(108.4)	$(68.2)

	January 1, 2024	Transfers in to (out of) Level 3	Purchases	Sales & Settlements	Realized and Unrealized Gains (Losses)(1)	September 30, 2024
Assets
Other long-term investments	$169.7	$—	$1.1	$—	$(53.3)	$117.5
Derivative assets	15.7	—	—	(5.0)	(9.2)	1.5
Total assets	$185.4	$—	$1.1	$(5.0)	$(62.5)	$119.0
Liabilities
Liability-classified capital instruments	$(67.3)	$—	$—	$131.5	$(122.6)	$(58.4)
Derivative liabilities	(6.4)	—	—	1.1	(4.5)	(9.8)
Total liabilities	$(73.7)	$—	$—	$132.6	$(127.1)	$(68.2)
(1)Total change in realized and unrealized gains (losses) recorded on Level 3 financial instruments is included in total net investment income and realized and unrealized investment gains in the consolidated statements of income. Realized and unrealized gains (losses) related to underwriting-related derivative assets and liabilities are included in other underwriting expenses, net of foreign exchange (gains) losses, in the consolidated statements of income. Realized and unrealized gains (losses) on liability-classified capital instruments are included in loss on settlement and change in fair value of liability-classified capital instruments, in the consolidated statements of income.

	July 1, 2023	Transfers in to (out of) Level 3	Purchases	Sales & Settlements	Realized and Unrealized Gains (Losses)(1)	September 30, 2023
Assets
Other long-term investments	$235.0	$(25.3)	$—	$(14.4)	$(13.6)	$181.7
Derivative assets	4.1	—	4.1	(5.2)	2.5	5.5
Total assets	$239.1	$(25.3)	$4.1	$(19.6)	$(11.1)	$187.2
Liabilities
Liability-classified capital instruments	$(65.4)	$—	$—	$3.8	$(0.4)	$(62.0)
Derivative liabilities	(26.6)	—	(14.3)	11.6	(6.2)	(35.5)
Total liabilities	$(92.0)	$—	$(14.3)	$15.4	$(6.6)	$(97.5)

	January 1, 2023	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains (Losses) (1)	September 30, 2023
Assets
Preferred stocks	$3.2	$—	$—	$(2.3)	$(0.9)	$—
Other long-term investments	227.3	(25.3)	6.6	(14.7)	(12.2)	181.7
Derivative assets	9.5	—	2.8	(13.7)	6.9	5.5
Total assets	$240.0	$(25.3)	$9.4	$(30.7)	$(6.2)	$187.2
Liabilities
Liability-classified capital instruments	$(21.4)	$—	$—	$3.8	$(44.4)	$(62.0)
Derivative liabilities	(8.6)	—	(8.5)	13.1	(31.5)	(35.5)
Total liabilities	$(30.0)	$—	$(8.5)	$16.9	$(75.9)	$(97.5)
(1)Total change in realized and unrealized gains (losses) recorded on Level 3 financial instruments is included in total net investment income and realized and unrealized investment gains in the consolidated statements of income. Realized and unrealized gains (losses) related to underwriting-related derivative assets and liabilities are included in other underwriting expenses, net of foreign exchange (gains) losses, in the consolidated statements of income. Realized and unrealized gains (losses) on liability-classified capital instruments are included in loss on settlement and change in fair value of liability-classified capital instruments, in the consolidated statements of income.
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
The following table includes financial instruments for which the carrying value differs from the estimated fair values as of September 30, 2024 and December 31, 2023. The fair values of the below financial instruments are based on observable inputs and are considered Level 2 measurements.

	September 30, 2024		December 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
2024 Senior Notes	$420.4	$394.5	$ n/a	$ n/a
2017 SEK Subordinated Notes	249.0	266.0	206.6	267.9
2016 Senior Notes	—	—	370.0	403.5
2015 Senior Notes	—	—	115.2	114.8
Series B preference shares	$201.4	$200.0	$197.4	$200.0
7. Investments
The Company’s invested assets consist of investment securities and other long-term investments held for general investment purposes. The portfolio of investment securities includes debt securities available for sale, debt securities held for trading, short-term investments, and other long-term investments which are classified as trading securities with the exception of debt securities held as available for sale. Realized investment gains and losses on debt securities are reported in pre-tax revenues. Unrealized investment gains and losses on debt securities are reported based on classification. Trading securities flow through pre-tax revenues, whereas securities classified as available for sale (“AFS”) flow through other comprehensive income.
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
Debt securities
The following tables provide the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency losses, and fair value of the Company's debt securities as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Fair value
Debt securities, available for sale
Asset-backed securities	$1,152.7	$16.4	$(4.4)	$—	$1,164.7
Residential mortgage-backed securities	1,028.8	29.6	(4.2)	—	1,054.2
Commercial mortgage-backed securities	246.6	5.5	(0.5)	—	251.6
Corporate debt securities	1,854.6	39.9	(1.2)	(1.1)	1,892.2
U.S. government and government agency	1,009.0	16.5	(1.1)	—	1,024.4
Non-U.S. government and government agency	24.6	0.3	—	(0.2)	24.7
Total debt securities, available for sale (1)	$5,316.3	$108.2	$(11.4)	$(1.3)	$5,411.8
Debt securities, trading
Asset-backed securities	$104.9	$0.3	$(2.3)	$—	$102.9
Residential mortgage-backed securities	58.8	0.2	(5.9)	—	53.1
Commercial mortgage-backed securities	64.2	0.5	(5.6)	—	59.1
Corporate debt securities	14.5	—	(4.2)	—	10.3
U.S. government and government agency	4.5	—	(0.2)	—	4.3
Non-U.S. government and government agency	3.4	—	—	—	3.4
Total debt securities, trading	$250.3	$1.0	$(18.2)	$—	$233.1

	December 31, 2023
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Fair value
Debt securities, available for sale
Asset-backed securities	$882.2	$7.8	$(9.3)	$—	$880.7
Residential mortgage-backed securities	903.0	15.8	(16.0)	—	902.8
Commercial mortgage-backed securities	204.0	1.6	(1.5)	—	204.1
Corporate debt securities	1,569.6	12.0	(7.5)	(1.0)	1,573.1
U.S. government and government agency	1,137.8	5.5	(6.6)	—	1,136.7
Non-U.S. government and government agency	58.0	0.2	(0.3)	0.1	58.0
Total debt securities, available for sale (1)	$4,754.6	$42.9	$(41.2)	$(0.9)	$4,755.4
Debt securities, trading
Asset-backed securities	$261.1	$0.6	$(5.1)	$—	$256.6
Residential mortgage-backed securities	67.0	—	(9.8)	—	57.2
Commercial mortgage-backed securities	76.7	0.1	(9.0)	—	67.8
Corporate debt securities	52.2	—	(7.0)	—	45.2
U.S. government and government agency	100.8	—	(2.7)	—	98.1
Non-U.S. government and government agency	10.3	—	(0.3)	—	10.0
Total debt securities, trading	$568.1	$0.7	$(33.9)	$—	$534.9
(1)As of September 30, 2024 and December 31, 2023, the Company did not record an allowance for credit losses on the AFS portfolio.
As of September 30, 2024, 560 unique debt securities classified as AFS were in a gross unrealized loss position for greater than 12 months (December 31, 2023 - 718 unique debt securities). Refer to the tables below for the Company’s breakdown of AFS debt securities in a gross unrealized loss position as of September 30, 2024 and December 31, 2023.

	September 30, 2024
	12 Months or Less		Greater than 12 Months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Debt securities, available for sale
Asset-backed securities	$115.6	$(1.7)	$29.6	$(2.7)	$145.2	$(4.4)
Residential mortgage-backed securities	14.6	(0.2)	236.7	(4.0)	251.3	(4.2)
Commercial mortgage-backed securities	1.8	(0.1)	8.7	(0.4)	10.5	(0.5)
Corporate debt securities	96.4	(0.7)	56.0	(0.5)	152.4	(1.2)
U.S. government and government agency	101.7	(0.3)	89.1	(0.8)	190.8	(1.1)
Non-U.S. government and government agency	—	—	12.0	—	12.0	—
Total debt securities, available for sale	$330.1	$(3.0)	$432.1	$(8.4)	$762.2	$(11.4)

	December 31, 2023
	12 Months or Less		Greater than 12 Months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Debt securities, available for sale
Asset-backed securities	$307.2	$(8.5)	$17.8	$(0.8)	$325.0	$(9.3)
Residential mortgage-backed securities	298.9	(9.8)	134.3	(6.2)	433.2	(16.0)
Commercial mortgage-backed securities	87.7	(0.9)	28.9	(0.6)	116.6	(1.5)
Corporate debt securities	593.1	(4.0)	191.1	(3.5)	784.2	(7.5)
U.S. government and government agency	370.7	(2.6)	209.9	(4.0)	580.6	(6.6)
Non-U.S. government and government agency	18.6	(0.1)	10.0	(0.2)	28.6	(0.3)
Total debt securities, available for sale	$1,676.2	$(25.9)	$592.0	$(15.3)	$2,268.2	$(41.2)
The weighted average duration of the Company's debt securities, net of short positions in U.S. treasuries, as of September 30, 2024 was approximately 3.0 years, including short-term investments (December 31, 2023 - approximately 2.8 years).
The following table provides the cost or amortized cost and fair value of the Company's debt securities bifurcated into debt securities held for trading and AFS as of September 30, 2024 and December 31, 2023 by contractual maturity. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	September 30, 2024				December 31, 2023
	Debt securities, AFS		Debt securities, trading		Debt securities, AFS		Debt securities, trading
	Cost or amortized cost	Fair value	Cost or amortized cost	Fair value	Cost or amortized cost	Fair value	Cost or amortized cost	Fair value
Due in one year or less	$257.4	$257.5	$3.9	$3.8	$358.6	$357.2	$80.2	$79.7
Due after one year through five years	1,988.3	2,018.8	6.9	6.6	2,221.0	2,219.8	37.2	34.5
Due after five years through ten years	574.8	595.2	0.4	0.4	183.3	188.5	19.4	18.0
Due after ten years	67.7	69.7	11.2	7.4	2.5	2.3	26.6	21.3
Mortgage-backed and asset-backed securities	2,428.1	2,470.6	227.9	214.9	1,989.2	1,987.6	404.7	381.4
Total debt securities	$5,316.3	$5,411.8	$250.3	$233.1	$4,754.6	$4,755.4	$568.1	$534.9
The following table summarizes the ratings and fair value of debt securities held in the Company's investment portfolio as of September 30, 2024 and December 31, 2023. Credit ratings are assigned based on ratings provided by nationally recognized statistical rating organizations.

	September 30, 2024		December 31, 2023
	Debt securities, AFS	Debt securities, trading	Debt securities, AFS	Debt securities, trading
AAA	$839.3	$113.7	$730.4	$248.4
AA	2,484.0	54.8	2,334.4	177.0
A	1,410.3	17.1	1,122.1	28.9
BBB	567.9	38.0	515.5	71.7
Other	110.3	9.5	53.0	8.9
Total debt securities	$5,411.8	$233.1	$4,755.4	$534.9
As of September 30, 2024, the above totals included $182.6 million of sub-prime securities. Of this total, $116.6 million are rated AAA, $32.2 million are rated AA, $9.1 million are rated A, $21.0 million are rated BBB and $3.7 million are unrated. As of December 31, 2023, the above totals included $185.1 million of sub-prime securities. Of this total, $117.5 million were rated AAA, $37.7 million were rated AA, $12.3 million were rated A, $13.3 million were rated BBB and $4.3 million were unrated.

Other long-term investments
The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains, and fair values of the Company’s other long-term investments as of September 30, 2024 and December 31, 2023 were as follows:

	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Fair value
September 30, 2024
Other long-term investments	$329.8	$17.8	$(114.4)	$2.9	$236.1
December 31, 2023
Other long-term investments	$358.1	$20.0	$(70.6)	$2.6	$310.1
The Company holds investments in hedge funds and private equity funds, which are included in other long-term investments. The carrying value of other long-term investments as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Hedge funds and private equity funds (1)	$65.0	$74.5
Strategic investments (2)	147.4	203.9
Other investments (2)	23.7	31.7
Total other long-term investments	$236.1	$310.1
(1)Includes $43.7 million of investments carried at NAV (December 31, 2023 - $58.7 million) and no investments classified as Level 3 (December 31, 2023 - no investments classified as Level 3) within the fair value hierarchy.
(2)As of September 30, 2024, the Company had $7.3 million of unfunded commitments relating to these investments (December 31, 2023 - $14.7 million).
The Company’s other long-term investments may be accounted for under either the equity method (“equity method investments”) or the fair value option (“equity method eligible unconsolidated entities”). The following table presents the components of other long-term investments as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Equity method eligible unconsolidated entities, using the fair value option	$98.7	$139.2
Equity method investments	25.9	37.0
Other unconsolidated investments, at fair value (1)	65.4	90.8
Other unconsolidated investments, at cost (2)	46.1	43.1
Total other long-term investments	$236.1	$310.1
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
Investments in related party investment funds
The following table provides the fair value of the Company's investments in related party investment funds as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Third Point Enhanced LP	$87.0	$77.5
Third Point Venture Offshore Fund I LP	23.8	25.0
Third Point Venture Offshore Fund II LP	3.7	3.1
Investments in related party investment funds, at fair value	$114.5	$105.6

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
As of September 30, 2024, the Company had no unfunded commitments related to TP Enhanced Fund. As of September 30, 2024, the Company hold interests of approximately 89.2% of the net asset value of TP Enhanced Fund.
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
As of September 30, 2024, the Company had $9.3 million of unfunded commitments related to TP Venture Fund. As of September 30, 2024, the Company holds interests of approximately 16.8% of the net asset value of TP Venture Fund.
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
As of September 30, 2024, the Company had $20.8 million of unfunded commitments related to TP Venture Fund II. As of September 30, 2024, the Company holds interests of approximately 17.8% of the net asset value of TP Venture Fund II.

8. Total net investment income and net realized and unrealized investment gains (losses)
Net investment income and net realized and unrealized investment gains (losses) for the three and nine months ended September 30, 2024 and 2023 consisted of the following:

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Debt securities, available for sale	$71.6	$54.0	$196.9	$137.6
Debt securities, trading	8.1	9.4	22.5	49.0
Short-term investments	1.8	7.6	9.1	21.9
Other long-term investments	(0.8)	(5.7)	(50.0)	(5.1)
Derivative instruments	3.7	0.8	5.4	4.3
Net realized and unrealized investment gains from related party investment funds	7.9	0.1	8.9	—
Net investment income and net realized and unrealized investment gains (losses) before other investment expenses and investment income on cash and cash equivalents	92.3	66.2	192.8	207.7
Investment expenses	(7.4)	(4.0)	(18.9)	(14.5)
Net investment income on cash and cash equivalents	7.6	5.9	21.7	14.5
Total net investment income and net realized and unrealized gains (losses) on investments	$92.5	$68.1	$195.6	$207.7
Net realized and unrealized gains (losses) on investments
Net realized and unrealized investment gains (losses) for the three and nine months ended September 30, 2024 and 2023 consisted of the following:

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Gross realized gains	$17.6	$16.5	$27.0	$41.4
Gross realized losses	(10.0)	(12.4)	(42.7)	(73.7)
Net realized gains (losses) on investments	7.6	4.1	(15.7)	(32.3)
Net unrealized gains (losses) on investments	(0.7)	(11.2)	(32.3)	34.7
Net realized and unrealized gains (losses) on investments (1)(2)	$6.9	$(7.1)	$(48.0)	$2.4
(1)Excludes realized and unrealized gains on the Company’s investments in related party investment funds and unrealized gains (losses) from available for sale investments, net of tax.
(2)Includes net realized and unrealized gains (losses) of $0.2 million and $(32.8) million from related party investments included in other-long term investments for the three and nine months ended September 30, 2024, respectively (2023 - $(7.3) million and $(10.0) million, respectively).

Net realized investment gains (losses)
Net realized investment gains (losses) for the three and nine months ended September 30, 2024 and 2023 consisted of the following:

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Debt securities, available for sale	$(3.0)	$(2.2)	$(10.4)	$(0.6)
Debt securities, trading	(0.7)	(1.1)	(7.8)	(41.0)
Short-term investments	—	—	0.7	(1.4)
Derivative instruments	4.9	—	4.9	—
Other long-term investments	5.2	9.6	(4.9)	8.5
Net investment income (loss) on cash and cash equivalents	1.2	(2.2)	1.8	2.2
Net realized investment gains (losses)	$7.6	$4.1	$(15.7)	$(32.3)
Net realized investment gains (losses) on Other long-term investments for the three and nine months ended September 30, 2024 and 2023 consisted of the following:

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Hedge funds and private equity funds	$5.2	$6.7	$4.9	$5.7
Strategic investments	—	2.9	(9.8)	2.8
Net realized investment gains (losses) on Other long-term investments	$5.2	$9.6	$(4.9)	$8.5
Net unrealized investment gains (losses)
Net unrealized investment gains (losses) for the three and nine months ended September 30, 2024 and 2023 consisted of the following:

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Debt securities, trading	$6.0	$0.2	$15.7	$52.1
Short-term investments	0.3	0.1	(0.7)	0.8
Derivative instruments	(1.2)	0.8	0.2	4.3
Other long-term investments	(6.5)	(16.0)	(45.8)	(23.8)
Net investment income (loss) on cash and cash equivalents	0.7	3.7	(1.7)	1.3
Net unrealized investment gains (losses)	$(0.7)	$(11.2)	$(32.3)	$34.7

Net unrealized investment losses on Other long-term investments for the three and nine months ended September 30, 2024 and 2023 consisted of the following:

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Hedge funds and private equity funds	$(3.1)	$4.1	$0.5	$4.1
Strategic investments	(3.3)	(20.1)	(35.4)	(27.9)
Other investments	(0.1)	—	(10.9)	—
Net unrealized investment losses on Other long-term investments	$(6.5)	$(16.0)	$(45.8)	$(23.8)

The following table summarizes the amount of total losses included in earnings attributable to unrealized investment losses – Level 3 investments for the three and nine months ended September 30, 2024 and 2023:

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Debt securities, trading	$—	$—	$—	$(0.8)
Other long-term investments	(2.7)	(8.0)	(46.3)	(10.8)
Total unrealized investment losses – Level 3 investments	$(2.7)	$(8.0)	$(46.3)	$(11.6)
9. Derivatives
The Company holds derivatives for both risk management and investment purposes.
Foreign currency exchange rate derivatives
The Company executes foreign currency forwards, swaps, and futures to manage foreign currency exposure. The foreign currency exchange rate derivatives are not designated or accounted for under hedge accounting. The fair value of the swaps and forwards are estimated using a single broker quote, and accordingly, are classified as a Level 3 measurement. The fair value of the futures is widely available and have quoted prices in active markets, and accordingly, were classified as a Level 1 measurement. As of September 30, 2024, the Company pledged no securities collateral associated with the foreign currency derivatives (December 31, 2023 - $42.2 million). These securities are included in debt securities, available for sale, in the Company’s consolidated balance sheets.
Weather derivatives
The Company holds assets and assumes liabilities related to weather and weather contingent risk management products. Weather and weather contingent derivative contracts are entered into with the objective of generating profits in normal climatic conditions. Accordingly, the Company’s weather and weather contingent derivatives are not designed to meet the criteria for hedge accounting under U.S. GAAP. The Company receives payment of premium at the contract inception in exchange for bearing the risk of variations in a quantifiable weather index. Management uses available market data and internal pricing models based upon consistent statistical methodologies to estimate the fair value. Because of the significance of the unobservable inputs used to estimate the fair value of the Company's weather risk contracts, the fair value measurements of the contracts are deemed to be Level 3 measurements in the fair value hierarchy as of September 30, 2024. The Company does not provide or hold any collateral associated with the weather derivatives.
Credit default swap
Credit default swaps protect the buyer against the loss of principal on one or more underlying bonds, loans, or mortgages in the event the issuer suffers a credit event. The Company provides its client with protection against financial non-performance of a subsidiary. The fair value of the swap is estimated using a single broker quote, and accordingly, is classified as a Level 3 measurement. As of September 30, 2024, the Company has no pledges in securities collateral associated with the credit default swap (December 31, 2023 - $22.3 million). These securities are included in debt securities, available for sale, in the Company’s consolidated balance sheets.

The following table summarizes information on the classification and amount of the fair value of derivatives not designated as hedging instruments within the Company's consolidated balance sheets as of September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023
Derivatives not designated as hedging instruments	Derivative assets at fair value(1)	Derivative liabilities at fair value(2)	Notional Value	Derivative assets at fair value(1)	Derivative liabilities at fair value(2)	Notional Value
Foreign currency forwards	$1.4	$1.7	$912.5	$12.0	$—	$585.3
Weather derivatives	—	3.0	8.7	0.2	1.0	30.6
Interest rate swaps	0.1	—	53.4	3.4	1.7	62.7
Credit default swap	—	—	30.0	0.1	—	30.0
Reinsurance contracts accounted for as derivatives	$—	$5.1	$100.1	$—	$3.7	$97.4
(1)Derivative assets are classified within Other assets in the Company’s consolidated balance sheets.
(2)Derivative liabilities are classified within Accounts payable, accrued expenses and other liabilities in the Company’s consolidated balance sheets.
The following table summarizes information on the classification and net impact on earnings, recognized in the Company’s consolidated statements of income relating to derivatives during the three and nine months ended September 30, 2024 and 2023:

		Three months ended		Nine months ended
Derivatives not designated as hedging instruments	Classification of gains (losses) recognized in earnings	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Foreign currency forwards	Foreign exchange (gains) losses	$(22.2)	$(0.9)	$(33.7)	$(15.8)
Weather derivatives	Other revenues	(0.1)	(1.7)	(1.9)	1.3
Foreign currency swaps	Foreign exchange (gains) losses	—	(0.3)	—	(13.9)
Interest rate swaps	Net realized and unrealized investment gains (losses)	0.9	0.8	2.6	4.3
Reinsurance contracts accounted for as derivatives	Other revenues	$0.4	$—	$0.7	$—
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
Alstead Reinsurance Ltd. (“Alstead Re”) is considered a VIE and the Company has concluded that it is the primary beneficiary of Alstead Re because the Company can exercise control over the activities that most significantly impact the economic performance of Alstead Re. As a result, the Company has consolidated the results of Alstead Re in its consolidated financial statements. As of September 30, 2024, Alstead Re’s assets and liabilities included in the Company’s consolidated balance sheets were $7.0 million and $1.3 million, respectively (December 31, 2023 - $14.5 million and $9.2 million, respectively).
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
Effective June 30, 2024, the Company deconsolidated Arcadian when the Company’s management and Arcadian consented to certain amendments to the shareholders’ agreement and termination of the unsecured promissory note which resulted in the Company ceasing to have control over Arcadian. Accordingly, the Company deconsolidated and removed the carrying value of Arcadian's assets of $177.4 million and liabilities of $143.2 million and the carrying value of the noncontrolling interest of $17.5 million attributed to Arcadian from its consolidated balance sheet on June 30, 2024. A gain of $95.9 million was recognized by the Company as a result of deconsolidation, which was recorded in Other revenues in the Company’s consolidated income statement in the second quarter of 2024. On June 30, 2024, the Company accounted for its retained equity investment in Arcadian under the equity method of accounting and recorded its noncontrolling interest in Arcadian at an estimated fair value of approximately $115.0 million, which was determined by an independent valuation specialist, in Other assets in the Company’s consolidated balance sheets. During the three months ended September 30, 2024, the Company recorded its share of net income in Other revenues in its consolidated income statement. The Company’s ownership in Arcadian remained 49% as of September 30, 2024.
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
Alta Signa Holdings (“Alta Signa”) is considered a VOE and the Company holds a majority of the voting interests through its seats on Alta Signa’s board of directors. As a result, the Company has consolidated the results of Alta Signa in its consolidated financial statements. The Company’s ownership in Alta Signa as of September 30, 2024 was 75.1%. As of September 30, 2024, Alta Signa’s assets and liabilities, before intercompany eliminations, included in the Company’s consolidated balance sheets were $2.0 million and $0.8 million, respectively (December 31, 2023 - $2.8 million and $0.8 million, respectively).
Noncontrolling interests
Noncontrolling interests represent the portion of equity in consolidated subsidiaries not attributable, directly or indirectly, to the Company. The following table is a reconciliation of the beginning and ending carrying amount of noncontrolling interests for the three and nine months ended September 30, 2024 and 2023:

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Balance, beginning of period	$1.4	$12.9	$16.7	$7.9
Net income attributable to noncontrolling interests	0.2	2.3	2.2	6.7
Contributions (redemptions)	—	0.2	0.2	0.8
Derecognition of noncontrolling interest (1)	—	—	(17.5)	—
Balance, end of period	$1.6	$15.4	$1.6	$15.4
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

The following table presents total assets of unconsolidated VIEs in which the Company holds a variable interest, as well as the maximum exposure to loss associated with these VIEs as of September 30, 2024 and December 31, 2023:

		Maximum Exposure to Loss
	Total VIE Assets	On-Balance Sheet	Off-Balance Sheet	Total
September 30, 2024
Other long-term investments (1)	$142.4	$95.0	$112.7	$207.7
December 31, 2023
Other long-term investments (1)	$189.8	$126.2	$5.7	$131.9
(1)Excludes the Company’s investments in Related Party Investment Funds which are also VIEs and are discussed separately below.
Third Point Enhanced LP
As of September 30, 2024, the Company and TP GP hold interests of approximately 89.2% and 10.8%, respectively, of the net asset value of TP Enhanced Fund. As a result, both entities hold significant financial interests in TP Enhanced Fund. However, TP GP controls all of the investment decision-making authority and the Company does not have the power to direct the activities which most significantly impact the economic performance of TP Enhanced Fund. As a result, the Company is not considered the primary beneficiary and does not consolidate TP Enhanced Fund. The Company’s maximum exposure to loss corresponds to the value of its investments in the TP Enhanced Fund. See Note 7 for additional information on the Company’s investment in the TP Enhanced Fund.
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

11. Loss and loss adjustment expense reserves
The following table represents the activity in the loss and loss adjustment expense reserves for the nine months ended September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023
Gross reserves for loss and loss adjustment expenses, beginning of period	$5,608.1	$5,268.7
Less: loss and loss adjustment expenses recoverable, beginning of period	(2,295.1)	(1,376.2)
Less: deferred gains (charges) on retroactive reinsurance contracts	27.5	(1.0)
Net reserves for loss and loss adjustment expenses, beginning of period	3,340.5	3,891.5
Net reserves for loss and loss adjustment expenses transferred (1)	—	(860.6)
Increase (decrease) in net loss and loss adjustment expenses incurred in respect of losses occurring in:
Current year	1,070.0	1,179.0
Prior years	(70.6)	(163.1)
Total incurred loss and loss adjustment expenses	999.4	1,015.9
Net loss and loss adjustment expenses paid in respect of losses occurring in:
Current year	(159.0)	(161.7)
Prior years	(659.5)	(709.7)
Total net paid losses	(818.5)	(871.4)
Foreign currency translation	3.6	(15.6)
Net reserves for loss and loss adjustment expenses, end of period	3,525.0	3,159.8
Plus: loss and loss adjustment expenses recoverable, end of period	2,198.7	2,314.2
Plus: deferred (gains) charges on retroactive reinsurance (2)	(21.6)	(25.2)
Gross reserves for loss and loss adjustment expenses, end of period	$5,702.1	$5,448.8
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
For the nine months ended September 30, 2024, the Company recorded $70.6 million of net favorable prior year loss reserve development primarily resulting from favorable development in Property, mainly driven by reserve releases relating to favorable COVID-19 development trends, as well as favorable development in A&H and the runoff business due to lower than expected reported attritional losses.
For the nine months ended September 30, 2023, the Company recorded $163.1 million of favorable net prior year loss reserve development primarily resulting from management reflecting the continued favorable reported loss emergence through September 30, 2023 in its best estimate of reserves, which was further validated by the pricing of the 2023 LPT from external reinsurers, which represents $122.2 million of the favorable loss reserve development.
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

The Company's assets in scope of the current expected credit loss assessment as of September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024	December 31, 2023
Insurance and reinsurance balances receivable, net	$2,069.1	$1,966.3
Loss and loss adjustment expenses recoverable, net	2,198.7	2,295.1
Other assets (1)	104.2	76.8
Total assets in scope	$4,372.0	$4,338.2
(1)Relates to MGA trade receivables (included in Other assets in the Company’s consolidated balance sheets), loans receivables (included in Other long-term investments in the Company’s consolidated balance sheets) and interest and dividend receivables.
The Company’s allowance for expected credit losses was $28.4 million as of September 30, 2024 (December 31, 2023 - $28.8 million). For the three and nine months ended September 30, 2024, the Company recorded current expected credit gains of $nil and $0.4 million, respectively (2023 - none and none, respectively). Changes to the current expected credit losses are included in net corporate and other expenses in the consolidated statements of income.
The Company monitors counterparty credit ratings and macroeconomic conditions, and considers the most current ratings from credit rating agencies to determine the allowance each quarter. As of September 30, 2024, approximately 66% of the total gross assets in scope were balances with counterparties rated by major credit rating agencies and, of the total rated, 84% were rated A- or better.
13. Debt and letter of credit facilities
Debt obligations
The following table represents a summary of the Company’s debt obligations on its consolidated balance sheets as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Amount	Effective rate (1)	Amount	Effective rate (1)
2024 Senior Notes, at face value	$400.0	7.4%	n/a	n/a
Unamortized discount and issuance costs	(5.5)		n/a
2024 Senior Notes, carrying value	394.5		n/a
2017 SEK Subordinated Notes, at face value	271.4	8.1%	273.6	7.7%
Unamortized discount	(5.4)		(5.7)
2017 SEK Subordinated Notes, carrying value	266.0		267.9
2016 Senior Notes, at face value	—	—%	400.0	4.6%
Unamortized premium	—		3.5
2016 Senior Notes, carrying value	—		403.5
2015 Senior Notes, at face value	—	—%	115.0	7.0%
Unamortized issuance costs	—		(0.2)
2015 Senior Notes, carrying value	—		114.8
Total debt	$660.5		$786.2
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
The Company was in compliance with all debt covenants as of and for the periods ended September 30, 2024 and December 31, 2023.
Standby letter of credit facilities
As of September 30, 2024, the Company had entered into the following letter of credit facilities:

	Letters of Credit		Collateral
	Committed Capacity	Issued	Cash and Cash Equivalents	Debt securities
Committed - Secured letters of credit facilities	$355.0	$271.2	$14.6	$238.5
Uncommitted - Secured letters of credit facilities	n/a	934.3	13.1	1,103.4
		$1,205.5	$27.7	$1,341.9
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
Interest expense
For the three and nine months ended September 30, 2024 total interest expense includes $12.4 million and $36.2 million, respectively, associated with debt obligations (2023 - $11.3 million and $33.3 million, respectively) and $5.9 million and $20.1 million, respectively, of funds withheld interest from the 2023 LPT (2023 - $8.5 million and $8.5 million, respectively), as well as income associated with reinsurance contracts and a gain on the commutation of a deposit accounted contract. See Note 3 “Significant transactions” for further discussion on the 2023 LPT.
Revolving credit facility
In addition to the letter of credit facilities above, the Company entered into a three-year, $300.0 million senior unsecured revolving credit facility (the “Facility”) with JPMorgan Chase Bank, N.A. as administrative agent, effective February 26, 2021, which was renewed in February 2024 for one year. The Facility provides access to loans for working capital and general corporate purposes, and letters of credit to support obligations under insurance and reinsurance agreements, retrocessional agreements and for general corporate purposes. Loans and letters of credit under the Facility will become available, subject to customary conditions precedent. As of September 30, 2024, there were no outstanding borrowings under the Facility.
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

For the three and nine months ended September 30, 2024, the Company recorded income tax expense of $2.4 million and $26.3 million, respectively (2023 - $15.3 million and $56.6 million, respectively) on pre-tax income of $11.1 million and $245.7 million, respectively (2023 - $79.1 million and $320.6 million, respectively). The effective tax rates for the three and nine months ended September 30, 2024 were 21.6% and 10.7%, respectively. The difference between the effective tax rates on income from continuing operations and the Bermuda statutory tax rate of 0.0% is primarily because of income recognized in jurisdictions with higher tax rates than Bermuda, and adjustments pursuant to applicable U.S. GAAP guidance on interim period financial reporting of taxes, which are based on the annual estimated effective tax rate.
In arriving at the estimated annual effective tax rate for the nine months ended September 30, 2024 and 2023, the Company took into consideration all year-to-date income and expense items including the change in unrealized investment gains (losses) and realized investment gains (losses) and such items on a forecasted basis for the remainder of each year.
In December 2021, the OECD published two global anti-base erosion model rules under Pillar Two (the “GloBE Rules”), which implement a 15% global minimum tax applicable for multinational groups. The first GloBE Rule is the income inclusion rule (“IIR”), which imposes “top-up” tax on a parent entity in respect of the income of a subsidiary that is taxed at less than 15%. The second GloBE Rule is the “undertaxed payments” rule, which denies deductions or requires an equivalent adjustment to the extent the income of an affiliate is taxed at less than 15%. On January 1, 2024, the GloBE Rules went into effect in the EU, including a minimum top-up tax rate of 15% for multinational companies, with many EU member states enacting corollary legislation as part of their respective domestic tax laws. The Company will continue to monitor how the relevant countries have enacted Pillar Two. Pillar Two is not expected to have a material impact to the current year financial statements.
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
The total reserve for unrecognized tax benefits is $2.3 million as of September 30, 2024, which did not materially change compared to December 31, 2023. If the Company determines in the future that its reserves for unrecognized tax benefits on permanent differences and interest and penalties are not needed, the reversal of $1.6 million of such reserves as of September 30, 2024 would be recorded as an income tax benefit and would impact the effective tax rate. The remaining balance is accrued interest and penalties.
15. Shareholders' equity
Common shares
The following table presents a summary of the common shares issued and outstanding as of and for the nine months ended September 30, 2024 and 2023:

	2024	2023
Common shares issued and outstanding, beginning of period	168,120,022	162,177,653
Issuance of common shares, net of forfeitures and shares withheld	789,339	1,172,575
Issuance of common shares upon exercise of options	2,035,211	200,000
Shares repurchased (1)	(9,077,705)	—
Issuance of common shares upon exercise of warrants	—	1,517,873
Common shares issued and outstanding, end of period	161,866,867	165,068,101
(1) For further details on the repurchase, see discussion on the CMIG Agreement in Note 3 “Significant transactions”.
The Company’s authorized share capital consists of 300,000,000 common shares with a par value of $0.10 each. During the nine months ended September 30, 2024 and 2023, the Company did not pay any dividends to its common shareholders.
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
During the three and nine months ended September 30, 2024, the Company declared and paid dividends of $4.0 million and $12.0 million, respectively, to the Series B preference shareholders (2023 - $4.0 million and $12.0 million, respectively). The Company has declared and paid dividends to the Series B preference shareholders every quarter beginning June 30, 2021.
Share repurchases
On July 31, 2024, the Company’s Board of Directors authorized the Company to repurchase up to an additional $250.0 million of the Company’s common shares, which, together with the amount remaining available under the share repurchase programs previously authorized on May 4, 2016 and February 28, 2018, will allow the Company to repurchase up to $306.3 million of its common shares in the aggregate. The share repurchase program does not have an expiration date.
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
During the three and nine months ended September 30, 2024, the Company repurchased 9,077,705 of its common shares from CM Bermuda Ltd. For further details, see Note 3 “Significant transactions”. Common shares repurchased by the Company during the period were cancelled and retired.
As of September 30, 2024, a maximum value of approximately $181.3 million of common shares and warrants may yet be purchased under the program.

16. Earnings per share available to SiriusPoint common shareholders
The following sets forth the computation of basic and diluted earnings per share available to SiriusPoint common shareholders for the three and nine months ended September 30, 2024 and 2023:

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Weighted-average number of common shares outstanding:
Basic number of common shares outstanding	165,659,401	163,738,528	168,275,970	162,233,695
Dilutive effect of options	1,028,706	768,241	1,049,764	524,398
Dilutive effect of warrants	4,478,382	1,026,591	2,954,436	1,045,214
Dilutive effect of restricted share awards and units	1,636,809	2,983,148	1,981,156	3,117,437
Diluted number of common shares outstanding	172,803,298	168,516,508	174,261,326	166,920,744
Basic earnings per common share:
Net income available to SiriusPoint common shareholders	$4.5	$57.5	$205.2	$245.3
Net income allocated to SiriusPoint participating shareholders	(0.1)	(4.0)	(11.2)	(17.8)
Net income allocated to SiriusPoint common shareholders	$4.4	$53.5	$194.0	$227.5
Basic earnings per share available to SiriusPoint common shareholders	$0.03	$0.33	$1.15	$1.40
Diluted earnings per common share:
Net income available to SiriusPoint common shareholders	$4.5	$57.5	$205.2	$245.3
Net income allocated to SiriusPoint participating shareholders	(0.1)	(4.0)	(11.2)	(17.8)
Net income allocated to SiriusPoint common shareholders	$4.4	$53.5	$194.0	$227.5
Diluted earnings per share available to SiriusPoint common shareholders	$0.03	$0.32	$1.11	$1.36
For the three and nine months ended September 30, 2024, anti-dilutive restricted share units of 17,208 and 18,165, respectively, were excluded from the computation of diluted earnings per share attributable to SiriusPoint common shareholders. For the three and nine months ended September 30, 2023, anti-dilutive options of 525,718 and 2,767,880, respectively, warrants of 27,097,859 and 27,097,859, respectively, and restricted share units of 60,887 and 112,304, respectively, were excluded from the computation of diluted earnings per share attributable to SiriusPoint common shareholders.
17. Related party transactions
In addition to the transactions disclosed in Notes 7 and 10 to these consolidated financial statements, the following transactions are classified as related party transactions, as the counterparties have either a direct or indirect shareholding in the Company or the Company has an investment in such counterparty.
(Re)insurance contracts
During the three and nine months ended September 30, 2024, insurance and reinsurance contracts with certain of the Company’s insurance and MGA related parties resulted in gross premiums written of $35.5 million and $90.8 million, respectively, (2023 - $78.7 million and $226.0 million, respectively). As of September 30, 2024, the Company had total receivables from these related parties of $40.8 million and no payables (December 31, 2023 - receivables of $61.8 million and no payables).

Investments managed by related parties
The following table provides the fair value of the Company's investments managed by related parties as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Third Point Enhanced LP	$87.0	$77.5
Third Point Venture Offshore Fund I LP	23.8	25.0
Third Point Venture Offshore Fund II LP	3.7	3.1
Investments in related party investment funds, at fair value	114.5	105.6
Third Point Optimized Credit Portfolio (1)	612.1	562.0
Total investments managed by related parties	$726.6	$667.6
(1)The Third Point Optimized Credit Portfolio is reported in debt securities, available for sale and trading, in the consolidated balance sheets
Management, advisory and performance fees to related parties
The total management, advisory and performance fees to related parties for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Management and advisory fees	$0.5	$1.3	$4.1	$5.5
Performance fees	(0.3)	0.9	0.1	0.9
Total management, advisory and performance fees to related parties (1)	$0.2	$2.2	$4.2	$6.4
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
Series A Preference Shares
On February 26, 2021, certain holders of Sirius Group shares elected to receive Series A preference shares, par value $0.10 per share (“Series A Preference Shares”), with respect to the consideration price of the Sirius Group acquisition. The Company issued 11,720,987 Series A Preference Shares. The Series A Preference Shares rank pari passu with the Company’s common shares with respect to the payment of dividends or distributions. Each Series A Preference Share has voting power equal to the number of Company shares into which it is convertible, and the Series A Preference Shares and Company shares shall vote together as a single class with respect to any and all matters. On the third anniversary of the closing date of the Sirius Group acquisition, the Series A Preference Shares were subject to a conversion ratio calculation, based on ultimate COVID-19 losses along with other measurement criteria, to convert into the Company’s common shares.
Pursuant to the CMIG Agreement, the Company settled all Series A Preference Shares held by CM Bermuda Ltd. during the three months ended September 30, 2024. The settlement resulted in a loss of 90.7 million for the three and nine months ended September 30, 2024. For further details, see Note 3 “Significant transactions”.
During the three and nine months ended September 30, 2023, the Company recorded losses of $5.7 million and $19.2 million, respectively, from the change in fair value of the Series A Preference Shares.
During the nine months ended September 30, 2024 and 2023, the Company did not declare or pay dividends to holders of Series A Preference Shares.
Merger Warrants
On February 26, 2021, the Company issued certain warrants with respect to the consideration price of the Sirius Group acquisition (the “Merger Warrants”). As of September 30, 2024, the Company had reserved for issuance common shares underlying warrants to purchase, in the aggregate, up to 21,009,324 common shares, to previous Sirius Group common shareholders.

During the three and nine months ended September 30, 2024, the Company recorded a gain (loss) of $(26.7) million and $(28.7) million respectively from the change in fair value of the Merger Warrants (2023 - $8.4 million and $(16.2) million respectively). As of September 30, 2024, the estimated fair value of the Merger Warrants is $58.4 million (December 31, 2023 - $29.7 million).
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
During the three and nine months ended September 30, 2024, the Company recognized operating lease expense of $2.1 million and $6.8 million, respectively (2023 - $2.6 million and $7.7 million, respectively), including property taxes and routine maintenance expense as well as rental expenses related to short term leases.

The following table presents the lease balances within the consolidated balance sheets as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Operating lease right-of-use assets(1)	$22.0	$25.6
Operating lease liabilities(2)	$24.9	$28.4

Weighted average lease term (years)	5.0	4.1
Weighted average discount rate	3.0%	2.9%
(1) Operating lease right-of-use assets are included in Other assets on the Company’s consolidated balance sheets.
(2) Operating lease liabilities are included in Accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets.
Future minimum rental commitments as of September 30, 2024 under these leases are expected to be as follows:

Future Payments
Remainder of 2024	$1.7
2025	5.9
2026	5.1
2027	4.2
2028 and thereafter	9.3
Total future annual minimum rental payments	26.2
Less: present value discount	(1.3)
Total lease liability as of September 30, 2024	$24.9
19. Subsequent events
Workers’ Compensation Loss Portfolio Transfer
On April 30, 2024, SiriusPoint America, a subsidiary of SiriusPoint Ltd., entered into the Master Agreement dated as of April 30, 2024, made by and between SiriusPoint America and Clarendon National, an insurer domiciled in Texas and an affiliate of Enstar. SiriusPoint America received the appropriate regulatory approvals and the transaction closed on October 1, 2024. The financial impacts of the transaction will be included in the Company’s fourth quarter results, and the Company expects to recognize a loss of approximately $22.0 million. Refer to Note 3 “Significant transactions” for additional detail regarding the Workers’ Compensation LPT.
Hurricane Milton Losses
The Company’s preliminary pre-tax estimate of losses, net of reinsurance and reinstatement premiums, related to Hurricane Milton, which made landfall in Florida in October 2024, is a range of approximately $30 million to $40 million and will be included in the Company’s fourth quarter results. The estimate is based on the Company’s ground-up assessment of client exposed business.

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
Cautionary Note Regarding Forward-Looking Statements
Certain statements in this Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding prospects for our industry, our business strategy, plans, goals and expectations concerning our market position, international expansion, investment portfolio expectations, future operations, margins, profitability, efficiencies, capital expenditures, liquidity and capital resources and other non-historical financial and operating information. When used in this discussion, the words “believes,” “intends,” “seeks,” “anticipates,” “aims,” “plans,” “targets,” “estimates,” “expects,” “assumes,” “continues,” “should,” “could,” “will,” “may” and the negative of these or similar terms and phrases are intended to identify forward-looking statements. Specific forward-looking statements in this Form 10-Q include, but are not limited to, statements regarding the trend of our performance as compared to the previous guidance, the success of our strategic transaction with CMIG International Holding Pte. Ltd., the current insurtech market trends, our ability to generate shareholder value, whether we will continue to have momentum in our business in the future, and the financial impacts of the transactions contemplated by the Master Agreement (the “Master Agreement”), dated as of April 30, 2024, by and between SiriusPoint America Insurance Company and Clarendon National Insurance Company, and the Loss Portfolio Transfer Reinsurance Agreement (the “LPT Agreement”).
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
•the impact of unpredictable catastrophic events such as uncertainties with respect to COVID-19 losses across many classes of insurance business and the amount of insurance losses that may ultimately be ceded to the reinsurance market, supply chain issues, labor shortages and related increased costs, changing interest rates and equity market volatility;
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

•geopolitical uncertainty, including the impact of the U.S. November 2024 presidential and congressional elections, and ongoing conflicts in Europe and the Middle East;
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
We are an underwriting first company as we aim to create a business model which is simplified, fully-integrated and globally connected. Distribution relationships are important to us, as we generate premiums from various sources, including our consolidated MGAs and non-consolidated MGAs. We seek to apply our underwriting talent, capabilities and proven management expertise to underwrite a profitable book of business and identify new opportunities to create value. Our approach is to be nimble and reactive to market opportunities within our segments of Insurance & Services and Reinsurance, allocating capital where we see profitable opportunity, while remaining disciplined and consistent within our specified risk tolerances and areas of expertise. Our MGA strategy is to partner with high integrity and transparent leaders and teams with deep underwriting expertise and a track record of success. Our partnerships are structured to incentivize all parties to deliver thereby allowing capable teams to do what they do best, while providing complementary services. As of September 30, 2024, we had equity stakes in 22 entities (MGAs, Insurtech and Other) which underwrite or distribute a wide range of lines of business.

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

Recent Developments
CM Bermuda Settlement and Share Repurchase
On August 1, 2024, we entered into a Confidential Settlement and Mutual Release Agreement (the “Settlement Agreement”), and concurrently therewith, a Share Repurchase Agreement (the “Share Repurchase Agreement” and, together with the Settlement Agreement, collectively, the “CMIG Agreement”), in each case, with CM Bermuda Limited (the “Seller”) and CMIG International Holding Pte. Ltd.
We paid the Seller a total consideration of $261.3 million upon the closing of the transactions under the CMIG Agreement. Pursuant to the Settlement Agreement, we paid the Seller for full satisfaction and discharge of all obligations and all other claims of any nature related to our Series A Preference Shares held by the Seller and the related Certificate of Designation of Series A Preference Shares of our Company. Pursuant to the Share Repurchase Agreement, we repurchased 9,077,705 of our issued and outstanding common shares held by the Seller for approximately $125.0 million, which were cancelled and retired.
Workers’ Compensation Loss Portfolio Transfer
On April 30, 2024, SiriusPoint America Insurance Company (“SiriusPoint America”), a subsidiary of SiriusPoint Ltd., entered into the Master Agreement, dated as of April 30, 2024, made by and between SiriusPoint America and Clarendon National Insurance Company (“Clarendon National”), an insurer domiciled in Texas and an affiliate of Enstar Group Limited, a Bermuda exempted company (“Enstar”).
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
This transaction covers approximately $400 million of SiriusPoint reserves, including liabilities to be commuted, valued as of December 31, 2023 and the reinsurance premium. The aggregate limit under the LPT Agreement is 150% of the premium paid less certain adjustments for paid losses in the interim period prior to the effective date of the contract. The Master Agreement and the LPT Agreement include customary representations and warranties, indemnification obligations, covenants and termination rights of the parties.
We received the appropriate regulatory approvals and the transaction closed on October 1, 2024. The financial impacts of the transaction will be included in our fourth quarter results, and we expect to recognize a loss of approximately $22.0 million.
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

Ratings
On March 19, 2024, Moody’s assigned our operating companies a new financial strength rating of A3, or stable.
Key Performance Indicators
We believe that the following key financial indicators are the most important in evaluating our performance:

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	($ in millions, except for per share data and ratios)
Combined ratio	84.4%	88.0%	86.1%	81.6%
Core underwriting income (1)	$62.5	$42.5	$143.7	$213.2
Core net services income (1)	$7.0	$7.5	$34.2	$31.9
Core income (1)	$69.5	$50.0	$177.9	$245.1
Core combined ratio (1)	88.5%	92.5%	91.1%	87.6%
Annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders	0.7%	11.3%	11.4%	16.7%
Book value per common share (2)	$15.41	$13.76	$15.41	$13.76
Book value per diluted common share (2)	$14.73	$13.35	$14.73	$13.35
Tangible book value per diluted common share (1) (2)	$13.88	$12.47	$13.88	$12.47
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
Annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders for the three and nine months ended September 30, 2024 and 2023 was calculated as follows:

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	($ in millions)
Net income available to SiriusPoint common shareholders	$4.5	$57.5	$205.2	$245.3
Common shareholders’ equity attributable to SiriusPoint common shareholders - beginning of period	2,504.1	2,036.0	2,313.9	1,874.7
Common shareholders’ equity attributable to SiriusPoint common shareholders - end of period	2,494.9	2,050.0	2,494.9	2,050.0
Average common shareholders’ equity attributable to SiriusPoint common shareholders	$2,499.5	$2,043.0	$2,404.4	$1,962.4
Annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders	0.7%	11.3%	11.4%	16.7%
The decrease in annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders was driven by lower net income for the three months ended September 30, 2024, primarily as a result of the loss from the settlement of the Series A Preference shares under the CMIG Agreement.

The decrease in annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders for the nine months ended September 30, 2024 was driven by lower net income relative to common shareholder’s equity in the period as the Company’s equity has grown each quarter since the beginning of 2023.
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
As of September 30, 2024, book value per common share was $15.41, representing an increase of $0.73 per share, or 5.0%, from $14.68 per share as of June 30, 2024. As of September 30, 2024, book value per diluted common share was $14.73, representing an increase of $0.42 per share, or 2.9%, from $14.31 per share as of June 30, 2024. As of September 30, 2024, tangible book value per diluted common share was $13.88, representing an increase of $0.41 per share, or 3.0%, from $13.47 per share as of June 30, 2024.
As of September 30, 2024, book value per common share was $15.41, representing an increase of $1.65 per share, or 12.0%, from $13.76 per share as of December 31, 2023. As of September 30, 2024, book value per diluted common share was $14.73, representing an increase of $1.38 per share, or 10.3%, from $13.35 per share as of December 31, 2023. As of September 30, 2024, tangible book value per diluted common share was $13.88, representing an increase of $1.41 per share, or 11.3%, from $12.47 per share as of December 31, 2023.
The increases reflect continued positive underwriting and investment results during the three and nine months ended September 30, 2024, and the impact of the share repurchase in the period.
Consolidated Results of Operations—Three and nine months ended September 30, 2024 and 2023
The following table sets forth the key items discussed in the consolidated results of operations section, and the period over period change, for the three and nine months ended September 30, 2024 and 2023:

	Three months ended			Nine months ended
	September 30, 2024	September 30, 2023	Change	September 30, 2024	September 30, 2023	Change
	($ in millions)
Total underwriting income	$89.0	$73.8	$15.2	$243.7	$339.2	$(95.5)
Net investment income and net realized and unrealized investment gains (losses)	92.5	68.1	24.4	195.6	207.7	(12.1)
Other revenues	18.1	21.8	(3.7)	164.8	80.0	84.8
Loss on settlement and change in fair value of liability-classified capital instruments	(117.3)	(0.3)	(117.0)	(122.6)	(44.4)	(78.2)
Net corporate and other expenses	(51.4)	(63.4)	12.0	(174.0)	(193.7)	19.7
Intangible asset amortization	(3.0)	(2.9)	(0.1)	(8.9)	(8.2)	(0.7)
Interest expense	(13.8)	(19.8)	6.0	(50.0)	(44.3)	(5.7)
Foreign exchange gains (losses)	(3.0)	1.8	(4.8)	(2.9)	(15.7)	12.8
Income tax expense	(2.4)	(15.3)	12.9	(26.3)	(56.6)	30.3
Net income	$8.7	$63.8	$(55.1)	$219.4	$264.0	$(44.6)
The key changes in our consolidated results for the three and nine months ended September 30, 2024 compared to the prior year periods are discussed below.
Underwriting results
The improvement in net underwriting results for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily driven by increased favorable prior year loss reserve development and a more favorable commission ratio. For the three months ended September 30, 2024, favorable prior year loss reserve development was $30.6 million from favorable development in Property, mainly driven by reserve releases relating to favorable COVID-19 development trends, as well as favorable development in A&H due to lower than expected reported attritional losses, compared to $24.7 million for the three months ended September 30, 2023 driven by reserving analyses performed in connection with the March 2, 2023 loss portfolio transfer transaction (“2023 LPT”).
The decrease in net underwriting results for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily driven by lower favorable prior year loss reserve development. Favorable prior year loss reserve development for the nine months ended September 30, 2023 included $122.2 million driven by reserving analyses performed in connection with the 2023 LPT. Excluding the favorable development linked to the 2023 LPT, underwriting income increased by $19.8 million primarily resulting from favorable development in Property, mainly driven by reserve releases relating to favorable COVID-19 development trends, as well as favorable development in A&H and our runoff business due to lower than expected reported attritional losses. This increase was partially offset by higher acquisition costs from business mix changes, including the growth of Insurance & Services.
Investments
Investment Portfolio
The following is a summary of our total investments, cash and cash equivalents and restricted cash and cash equivalents as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	($ in millions)
Debt securities, available for sale	$5,411.8	$4,755.4
Debt securities, trading	233.1	534.9
Total debt securities (1)	5,644.9	5,290.3
Short-term investments	52.4	371.6
Investments in Related Party Investment Funds	114.5	105.6
Other long-term investments	236.1	310.1
Total investments	6,047.9	6,077.6
Cash and cash equivalents	640.7	969.2
Restricted cash and cash equivalents (2)	174.5	132.1
Total invested assets and cash(1)	$6,863.1	$7,178.9
(1)Includes $612.1 million of investments in the Third Point Optimized Credit portfolio (“TPOC Portfolio”) as of September 30, 2024 (December 31, 2023 - $562.0 million).
(2)Primarily consists of cash and fixed income securities such as U.S. Treasuries, money markets funds, and sovereign debt, securing our contractual obligations under certain (re)insurance contracts that we will not be released from until the underlying risks have expired or have been settled.
The decrease in total invested assets and cash was primarily driven by the use of funds to support the Series A Preference Shares settlement and share repurchase under the CMIG Agreement for $261.3 million, the redemption of $115.0 million of outstanding debt and the commutation of a deposit accounted contract of $98.2 million resulting in the return of funds to the cedant. This decrease is partially offset by a $90.4 million gain on the AFS portfolio, primarily driven by changes in the Federal Reserve’s monetary policies and the impact to the fair value of our fixed income portfolio.
The duration of our fixed income portfolio, excluding cash and cash equivalents, is 3.0 years (December 31, 2023 - 2.8 years). The increase from the comparative period is due to our effort to match our asset duration with economic liabilities in the current interest rate environment. The average credit rating of our investment portfolio is AA as of September 30, 2024 (December 31, 2023 - AA) with no defaults in the investment portfolio.

The following table provides a breakdown of structured products between investment and non-investment grade securities as of September 30, 2024 and December 31, 2023. These are fixed income investments which are included in debt securities in the table above. Refer to Note 7 “Investments” to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for further discussion of these securities.

	September 30, 2024		December 31, 2023
	Investment Grade (1)	Non-investment Grade (2)	Investment Grade (1)	Non-investment Grade (2)
	($ in millions)
Asset-backed securities	$767.4	$34.7	$697.9	$17.6
Collateralized loan obligations	444.4	21.0	421.8	—
Total asset-backed securities	1,211.8	55.7	1,119.7	17.6
Agency residential mortgage-backed securities	939.9	—	803.0	—
Non-agency residential mortgage-backed securities	136.4	31.0	144.7	12.3
Total residential mortgage-backed securities	1,076.3	31.0	947.7	12.3
Agency commercial mortgage-backed securities	74.5	—	73.5	—
Non-agency commercial mortgage-backed securities	235.0	1.3	197.9	0.5
Total commercial mortgage-backed securities	309.5	1.3	271.4	0.5
Total mortgage-backed securities	1,385.8	32.3	1,219.1	12.8
Total asset and mortgage-backed securities	$2,597.6	$88.0	$2,338.8	$30.4
(1)Investment grade securities are considered rated BBB or higher.
(2)Non-investment grade securities are considered rated below BBB.
Investment Results
The following is a summary of the results from investments and cash for the three and nine months ended September 30, 2024 and 2023:

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	($ in millions)
Gross investment income	$85.1	$79.1	$253.6	$219.8
Change in fair value of trading portfolio (1)	(0.7)	(11.2)	(32.3)	34.7
Net realized investment gains (losses)	7.6	4.1	(15.7)	(32.3)
Net realized and unrealized investment gains from related party investment funds	7.9	0.1	8.9	—
Investment results	99.9	72.1	214.5	222.2
Investment expenses	(7.4)	(4.0)	(18.9)	(14.5)
Total net investment income and net realized and unrealized investment gains (losses)	$92.5	$68.1	$195.6	$207.7
(1)Trading portfolio is inclusive of all non-AFS designated investments in the investment portfolio.

The following is a summary of the results from investments by investment classification for the three and nine months ended September 30, 2024 and 2023:

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	($ in millions)
Debt securities, available for sale	$71.6	$54.0	$196.9	$137.6
Debt securities, trading	8.1	9.4	22.5	49.0
Short-term investments	1.8	7.6	9.1	21.9
Other long-term investments	(0.8)	(5.7)	(50.0)	(5.1)
Derivative instruments	3.7	0.8	5.4	4.3
Net realized and unrealized investment gains from related party investment funds	7.9	0.1	8.9	—
Net investment income and net realized and unrealized investment gains (losses) before other investment expenses and investment income on cash and cash equivalents	92.3	66.2	192.8	207.7
Investment expenses	(7.4)	(4.0)	(18.9)	(14.5)
Net investment income on cash and cash equivalents	7.6	5.9	21.7	14.5
Total net investment income and net realized and unrealized investment gains	$92.5	$68.1	$195.6	$207.7
Total net investment income and realized and unrealized investment gains for the three months ended September 30, 2024 was primarily attributable to net investment income related to interest income from our debt and short-term investment portfolio of $81.5 million. Increased investment income is primarily due to increased interest rates and our rotation of the portfolio from cash and cash equivalents and U.S. government and government agency positions to high-grade corporate debt and other securitized assets, in an effort to better diversify our portfolio.
Total net investment income and realized and unrealized investment gains (losses) for the nine months ended September 30, 2024 was primarily attributable to net investment income related to interest income from our debt and short-term investment portfolio of $228.5 million, partially offset by unrealized losses on other long-term investments of $45.8 million. Increased investment income is primarily due to increased interest rates and our rotation of the portfolio from cash and cash equivalents and U.S. government and government agency positions to high-grade corporate debt and other securitized assets, in an effort to better diversify our portfolio. Losses on private other long-term investments were the result of updated fair value analyses consistent with the current insurtech market trends and disposals of positions as we execute our strategy to focus on underwriting relationships with MGAs.
Total net investment income and realized and unrealized investment gains (losses) for the three months ended September 30, 2023 was primarily attributable to investment results from our debt and short-term investment portfolio of $71.0 million driven by dividend and interest income primarily on U.S. treasury bill and corporate debt positions.
Total net investment income and realized and unrealized investment gains for the nine months ended September 30, 2023 was primarily attributable to net investment income related to interest income from our debt and short-term investment portfolio of $208.5 million. Increased dividend and investment income was due to the ongoing re-positioning of the portfolio to focus on investing in high grade fixed income securities.
Refer to Part I, Item 3. “Quantitative and Qualitative Disclosures about Market Risks” of this Form 10-Q for a discussion of certain risks and factors that could adversely impact our investments results.
Other Revenues
For the three months ended September 30, 2024, other revenues primarily consisted of $18.2 million of service fee revenue from MGAs compared to $20.3 million of service fee revenue from MGAs for the three months ended September 30, 2023. The decrease in service fee revenue for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 is primarily driven by the deconsolidation of Arcadian Risk Capital Ltd. (“Arcadian”), partially offset by increases in the travel insurance business of International Medical Group, Inc. (“IMG”). Effective June 30, 2024, we deconsolidated Arcadian when our management and Arcadian consented to certain amendments to the shareholders’

agreement and termination of the unsecured promissory note which resulted in our Company ceasing to have control over Arcadian.
For the nine months ended September 30, 2024, other revenues primarily consisted of a gain of $95.9 million from the deconsolidation of Arcadian and $69.9 million of service fee revenue from MGAs, compared to $72.2 million of service fee revenue from MGAs for the nine months ended September 30, 2023. The decrease in service fee revenue for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 is primarily driven by the deconsolidation of Arcadian, partially offset by increases in IMG’s travel insurance business.
Loss on Settlement and Change in Fair Value of Liability Classified Instruments
Loss on settlement and change in fair value of liability classified instruments for the three months ended September 30, 2024 was $117.3 million compared to $0.3 million for the three months ended September 30, 2023. The loss for the three months ended September 30, 2024 included a loss of $90.7 million from the settlement of the Series A preference shares under the CMIG Agreement and a loss of $26.7 million from the change in fair value of our Merger Warrants, mainly driven by the increase in our share price.
Loss on settlement and change in fair value of liability classified instruments for the nine months ended September 30, 2024 was $122.6 million compared to $44.4 million for the nine months ended September 30, 2023. The loss for the nine months ended September 30, 2024 included a loss of $90.7 million from the settlement of the Series A preference shares under the CMIG Agreement and a loss of $28.7 million from the change in fair value of our Merger Warrants, mainly driven by the increase in our share price.
Net Corporate and Other Expenses
Net corporate and other expenses include costs associated with operating as a publicly-traded company and non-underwriting activities, including services expenses from our MGA subsidiaries, restructuring charges, and current expected credit losses from our insurance and reinsurance balances receivable and loss and loss adjustment expenses recoverable.
The decrease in Net corporate and other expenses for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily driven by restructuring charges of $5.1 million, which include severance-related charges, incurred during the three months ended September 30, 2023.
The decrease in Net corporate and other expenses for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily driven by restructuring charges of $23.8 million, which include severance-related charges, incurred during the nine months ended September 30, 2023. This decrease was partially offset by increased severance and compensation related expenses associated with management changes, consulting fees related to nonrecurring projects and increased regulatory fees as we grow our Lloyds business, incurred during the nine months ended September 30, 2024.
For the three months ended September 30, 2024 services expenses decreased to $41.3 million compared to $48.7 million for the three months ended September 30, 2023. For the nine months ended September 30, 2024 services expenses decreased to $135.0 million compared to $144.2 million for the nine months ended September 30, 2023. The decreases were primarily driven by the deconsolidation of Arcadian in the second quarter of 2024 and Banyan in the fourth quarter of 2023.
Amortization of Intangible Assets
Amortization of intangible assets for the three and nine months ended September 30, 2024 was $3.0 million and $8.9 million, respectively (2023 - $2.9 million and $8.2 million, respectively). The slight increases in amortization were due to the use of amortization patterns which are based on the period over which they are expected to generate future net cash inflows from the use of the underlying intangible assets.
Interest Expense
Interest expense and finance costs are related to interest due on our senior and subordinated notes, as well as interest associated with certain reinsurance contracts.
Interest expense for the three months ended September 30, 2024 was $13.8 million compared to $19.8 million for the three months ended September 30, 2023. The decrease was primarily driven by lower funds withheld interest on the 2023 LPT of

$5.9 million for the three months ended September 30, 2024 compared to $8.5 million for the three months ended September 30, 2023.
Interest expense for the nine months ended September 30, 2024 was $50.0 million compared to $44.3 million for the nine months ended September 30, 2023. The increase was primarily due to higher expenses on external debt instruments and the debt refinancing, as well as higher expense on the 2023 LPT, which was $20.1 million for the nine months ended September 30, 2024 compared to $8.5 million for the nine months ended September 30, 2023. The increase was partially offset by a gain on the commutation of a deposit accounted contract.
Foreign Currency Translation
Except for the Canadian reinsurance operations of SiriusPoint America and certain subsidiaries of IMG, the U.S. dollar is the functional currency for our business. Assets and liabilities are remeasured into the functional currency using current exchange rates; revenues and expenses are remeasured into the functional currency using the average exchange rate for the period. The remeasurement process results in foreign exchange (gains) losses in the consolidated results of operations. Foreign exchange (gains) losses exclude investment generated net realized and unrealized investment gains as addressed in Investment Results above.
The foreign exchange losses for the three and nine months ended September 30, 2024 of $3.0 million and $2.9 million, respectively, were primarily driven by the impact of certain foreign exchange exposures related to our underwriting activities, partially offset by the impact of our currency hedges.
The foreign exchange gains of $1.8 million for the three months ended September 30, 2023 were primarily due to $2.5 million of foreign exchange gains from our international operations. The foreign exchange losses of $15.7 million for the nine months ended September 30, 2023 were primarily due to $14.0 million of foreign exchange losses from our international operations.
Additional foreign currency gains (losses) were recorded as part of the investments results. See Note 8 “Total net investment income and net realized and unrealized investment gains (losses)” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q.
On an aggregate basis, the effects of foreign exchange resulted in charges to net income of $4.5 million and $0.7 million as well as charges to comprehensive income of $5.2 million and $2.9 million for the three and nine months ended September 30, 2024, respectively.
Income Tax Expense
The decrease in income tax expense for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 is driven by a decrease in pre-tax income in taxable jurisdictions.
Segment Results — Three and nine months ended September 30, 2024 and 2023
The determination of our reportable segments is based on the manner in which management monitors the performance of our operations. We classify our business into two reportable segments - Reinsurance and Insurance & Services. Collectively, the sum of these two segments constitute “Core” results. Core underwriting income, Core net services income, Core income and Core combined ratio are non-GAAP financial measures. We believe it is useful to review Core results as it better reflects how management views the business and reflects our decision to exit the runoff business. The sum of Core results and Corporate results are equal to the consolidated results of operations.
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

The following tables set forth the operating segment results and ratios for the three months ended September 30, 2024 and 2023:

	Three months ended September 30, 2024
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
	($ in millions)
Gross premiums written	$314.5	$376.0	$690.5	$—	$23.5	$—	$714.0
Net premiums written	268.3	235.3	503.6	—	0.6	—	504.2
Net premiums earned	269.4	276.9	546.3	—	22.6	—	568.9
Loss and loss adjustment expenses incurred, net	137.6	170.1	307.7	(1.4)	11.2	—	317.5
Acquisition costs, net	69.8	65.9	135.7	(24.1)	5.9	—	117.5
Other underwriting expenses	20.4	20.0	40.4	—	4.5	—	44.9
Underwriting income	41.6	20.9	62.5	25.5	1.0	—	89.0
Services revenues	—	48.1	48.1	(29.9)	—	(18.2)	—
Services expenses	—	41.3	41.3	—	—	(41.3)	—
Net services fee income	—	6.8	6.8	(29.9)	—	23.1	—
Services noncontrolling loss	—	0.2	0.2	—	—	(0.2)	—
Net services income	—	7.0	7.0	(29.9)	—	22.9	—
Segment income	$41.6	$27.9	$69.5	$(4.4)	$1.0	$22.9	$89.0

Underwriting Ratios: (1)
Loss ratio	51.1%	61.4%	56.3%				55.8%
Acquisition cost ratio	25.9%	23.8%	24.8%				20.7%
Other underwriting expenses ratio	7.6%	7.2%	7.4%				7.9%
Combined ratio	84.6%	92.4%	88.5%				84.4%
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
Core Premium Volume
Gross premiums written decreased by $35.0 million, or 4.8%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Net premiums written decreased by $30.0 million, or 5.6%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Net premiums earned decreased by $29.0 million, or 5.0%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decreases in premium volume were primarily driven by the movement of certain lines from Insurance & Services to Corporate, including the non-renewal of a Workers’ Compensation program and the planned transition of a Cyber program to another carrier. These decreases were partially offset by increases in Reinsurance from Property and International Specialty and increases from Insurance & Services from strategic organic and new program growth.
Core Underwriting Results
The improvement in net underwriting results of $20.0 million was primarily driven by increased favorable prior year loss reserve development and a more favorable commission ratio, partially offset by higher catastrophe losses. For the three months ended September 30, 2024 favorable prior year loss reserve development was $29.7 million from favorable development in Property, mainly driven by reserve releases relating to favorable COVID-19 development trends, as well as favorable development in A&H due to lower than expected reported attritional losses, compared to $12.6 million for the three months ended September 30, 2023 driven by reserving analyses performed in connection with the 2023 LPT. Catastrophe losses, net of reinsurance and reinstatement premiums, for the three months ended September 30, 2024, were $10.6 million or 1.9 percentage points on the combined ratio, including $10.0 million from Hurricane Helene, compared to $6.7 million or 1.2 percentage points on the combined ratio, for the three months ended September 30, 2023, which includes losses of $3.8 million from the Hawaii wildfires and $3.3 million from Hurricane Idalia.

Core Services Results
Services revenues decreased to $48.1 million for the three months ended September 30, 2024 compared to $58.6 million for the three months ended September 30, 2023, primarily due to the deconsolidation of Arcadian, partially offset by higher services revenues in IMG from increased demand for its travel products and services.
Net services fee income was $6.8 million for the three months ended September 30, 2024 compared to $9.9 million for the three months ended September 30, 2023, also driven by the deconsolidation of Arcadian. Service margin, which is calculated as Net service fee income as a percentage of services revenues, decreased to 14.1% for the three months ended September 30, 2024 from 16.9% for the three months ended September 30, 2023.
Net services income remained stable for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.
The following tables set forth the operating segment results and ratios for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30, 2024
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
	($ in millions)
Gross premiums written	$1,023.4	$1,390.5	$2,413.9	$—	$71.2	$—	$2,485.1
Net premiums written	867.2	913.5	1,780.7	—	6.4	—	1,787.1
Net premiums earned	779.2	838.3	1,617.5	—	135.7	—	1,753.2
Loss and loss adjustment expenses incurred, net	406.0	538.8	944.8	(4.1)	58.7	—	999.4
Acquisition costs, net	206.8	206.9	413.7	(93.8)	62.4	—	382.3
Other underwriting expenses	59.9	55.4	115.3	—	12.5	—	127.8
Underwriting income	106.5	37.2	143.7	97.9	2.1	—	243.7
Services revenues	—	171.3	171.3	(101.4)	—	(69.9)	—
Services expenses	—	135.0	135.0	—	—	(135.0)	—
Net services fee income	—	36.3	36.3	(101.4)	—	65.1	—
Services noncontrolling income	—	(2.1)	(2.1)	—	—	2.1	—
Net services income	—	34.2	34.2	(101.4)	—	67.2	—
Segment income	$106.5	$71.4	$177.9	$(3.5)	$2.1	$67.2	$243.7

Underwriting Ratios: (1)
Loss ratio	52.1%	64.3%	58.4%				57.0%
Acquisition cost ratio	26.5%	24.7%	25.6%				21.8%
Other underwriting expenses ratio	7.7%	6.6%	7.1%				7.3%
Combined ratio	86.3%	95.6%	91.1%				86.1%
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
Core Premium Volume
Gross premiums written decreased by $177.0 million, or 6.8%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Net premiums written decreased by $104.8 million, or 5.6%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Net premiums earned decreased by $104.7 million, or 6.1%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decreases in premium volume were primarily due to the movement of certain lines from Insurance & Services to Corporate, including the non-renewal of a Workers’ Compensation program and the planned transition of a Cyber program to another carrier, with the most significant offset being strategic organic and new program growth within Insurance & Services.
Core Underwriting Results
The decrease in net underwriting results was primarily driven by lower favorable prior year loss reserve development. Favorable prior year loss reserve development for the nine months ended September 30, 2023 included $102.4 million driven by reserving analyses performed in connection with the 2023 LPT. Excluding the favorable development linked to the 2023 LPT, net underwriting income increased by $27.7 million primarily driven by favorable development in Property, mainly driven by reserve releases relating to favorable COVID-19 development trends, as well as favorable development in A&H due to lower than expected reported attritional losses, partially offset by higher acquisition costs from business mix changes, including the growth of Insurance & Services.

Core Services Results
Services revenues decreased to $171.3 million for the nine months ended September 30, 2024 compared to $181.8 million for the nine months ended September 30, 2023 primarily due to the deconsolidation of Arcadian.
Net services fee income decreased to $36.3 million for the nine months ended September 30, 2024 from $37.6 million for the nine months ended September 30, 2023 also driven by the deconsolidation of Arcadian. Service margin, which is calculated as net service fee income as a percentage of services revenues, increased to 21.2% for the nine months ended September 30, 2024 compared to 20.7% for the nine months ended September 30, 2023.
We generated net services income of $34.2 million for the nine months ended September 30, 2024, compared to $31.9 million for the nine months ended September 30, 2023, primarily driven by higher margins from IMG.
Reinsurance Segment
The Reinsurance segment predominantly underwriters Casualty, Property and Specialty lines of business on a worldwide basis. The following table sets forth underwriting results and ratios, and the period over period changes for the Reinsurance segment, for the three and nine months ended September 30, 2024 and 2023:

	Three months ended			Nine months ended
	September 30, 2024	September 30, 2023	Change	September 30, 2024	September 30, 2023	Change
	($ in millions)
Gross premiums written	$314.5	$265.4	$49.1	$1,023.4	$1,019.3	$4.1
Net premiums written	268.3	243.2	25.1	867.2	866.1	1.1
Net premiums earned	269.4	256.9	12.5	779.2	788.2	(9.0)
Loss and loss adjustment expenses incurred, net	137.6	136.2	1.4	406.0	368.5	37.5
Acquisition costs, net	69.8	69.4	0.4	206.8	186.7	20.1
Other underwriting expenses	20.4	14.4	6.0	59.9	54.6	5.3
Underwriting income	41.6	36.9	4.7	106.5	178.4	(71.9)
Services revenues	—	(0.2)	0.2	—	(2.8)	2.8
Net services loss	—	(0.2)	0.2	—	(2.8)	2.8
Segment income	$41.6	$36.7	$4.9	$106.5	$175.6	$(69.1)

Underwriting ratios: (1)
Loss ratio	51.1%	53.0%	(1.9)%	52.1%	46.8%	5.3%
Acquisition cost ratio	25.9%	27.0%	(1.1)%	26.5%	23.7%	2.8%
Other underwriting expense ratio	7.6%	5.6%	2.0%	7.7%	6.9%	0.8%
Combined ratio	84.6%	85.6%	(1.0)%	86.3%	77.4%	8.9%
(1)Underwriting ratios are calculated by dividing the related expense by net premiums earned.
Premium Volume
Gross premiums written in the Reinsurance segment increased by $49.1 million, or 18.5%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily driven increases in Bermuda and New York Property and International Specialty, partially offset by lower premiums written in New York Casualty.
Gross premiums written in the Reinsurance segment increased by $4.1 million, or 0.4%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily driven by increases in International Specialty, partially offset by lower premiums written in New York Casualty and Bermuda Specialty.
Underwriting Results
The increase in net underwriting results for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily driven by lower attritional losses and favorable commission ratio, partially offset by higher catastrophe losses. Catastrophe losses, net of reinsurance and reinstatement premiums, for the three months ended

September 30, 2024, were $11.3 million or 4.2 percentage points on the combined ratio, including $10.0 million from Hurricane Helene, compared to $6.8 million or 2.6 percentage points on the combined ratio for the three months ended September 30, 2023, which includes losses of $3.8 million from the Hawaii wildfires and $3.3 million from Hurricane Idalia.
The decrease in net underwriting results for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, was primarily due to decreased favorable prior year loss reserve development as the nine months ended September 30, 2023 included $90.6 million driven by reserving analyses performed in connection with the 2023 LPT. Net favorable prior year loss reserve development was $33.2 million for the nine months ended September 30, 2024 primarily driven by favorable development in Property, mainly driven by reserve releases relating to favorable COVID-19 development trends.
Insurance & Services Segment
Through the Insurance & Services segment, we underwrite primary insurance in a number of sectors. With deep expertise and global reach, we offer innovative insurance solutions to meet the changing risk circumstances of our clients every day. The Insurance & Services segment includes Accident & Health, Property & Casualty, and Specialty.
As of September 30, 2024, we have equity stakes in 22 entities (MGAs, Insurtech and Other), which underwrite or distribute a wide range of lines of business, including general liability, professional liability, directors & officers, credit and bond, cyber, commercial automobile, workers’ compensation, accident & health, and other specialty insurance classes. As of September 30, 2024, we consolidated three MGAs in our financial statements: ArmadaCorp Capital, LLC (“Armada”), Alta Signa Holdings (“Alta Signa”) and IMG. Effective June 30, 2024, we deconsolidated Arcadian when our management and Arcadian consented to certain amendments to the shareholders’ agreement and termination of the unsecured promissory note which resulted in our Company ceasing to have control over Arcadian. There has been no change to our underwriting relationship with Arcadian. We provide underwriting capacity in the form of insurance or reinsurance to 13 non-consolidated entities in addition to the three consolidated MGAs. We also have investments stakes in 6 other entities where we have no underwriting relationships. The investment interests in the non-consolidated entities are included in strategic investments within Other long term investments on the consolidated balance sheet.

The following table sets forth underwriting results, net MGA results, and ratios for the segment results, and the period over period changes, for the three and nine months ended September 30, 2024 and 2023:

	Three months ended			Nine months ended
	September 30, 2024	September 30, 2023	Change	September 30, 2024	September 30, 2023	Change
	($ in millions)
Gross premiums written	$376.0	$460.1	$(84.1)	$1,390.5	$1,571.6	$(181.1)
Net premiums written	235.3	290.4	(55.1)	913.5	1,019.4	(105.9)
Net premiums earned	276.9	318.4	(41.5)	838.3	934.0	(95.7)
Loss and loss adjustment expenses incurred, net	170.1	219.6	(49.5)	538.8	608.8	(70.0)
Acquisition costs, net	65.9	76.3	(10.4)	206.9	228.7	(21.8)
Other underwriting expenses	20.0	16.9	3.1	55.4	61.7	(6.3)
Underwriting income	20.9	5.6	15.3	37.2	34.8	2.4
Services revenues	48.1	58.8	(10.7)	171.3	184.6	(13.3)
Services expenses	41.3	48.7	(7.4)	135.0	144.2	(9.2)
Net services fee income	6.8	10.1	(3.3)	36.3	40.4	(4.1)
Services noncontrolling (income) loss	0.2	(2.4)	2.6	(2.1)	(5.7)	3.6
Net services income	7.0	7.7	(0.7)	34.2	34.7	(0.5)
Segment income	$27.9	$13.3	$14.6	$71.4	$69.5	$1.9

Underwriting ratios: (1)
Loss ratio	61.4%	69.0%	(7.6)%	64.3%	65.2%	(0.9)%
Acquisition cost ratio	23.8%	24.0%	(0.2)%	24.7%	24.5%	0.2%
Other underwriting expense ratio	7.2%	5.3%	1.9%	6.6%	6.6%	—%
Combined ratio	92.4%	98.3%	(5.9)%	95.6%	96.3%	(0.7)%
(1)Underwriting ratios are calculated by dividing the related expense by net premiums earned.
Premium Volume
Gross premiums written decreased by $84.1 million, or 18.3%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily driven by the movement of certain lines from Insurance & Services to Corporate, including the non-renewal of a Workers’ Compensation program and the planned transition of a Cyber program to another carrier, representing $98.0 million of gross premiums written for the three months ended September 30, 2023, as well as lower A&H premiums, partially offset by strategic organic and new program growth.
Gross premiums written decreased by $181.1 million, or 11.5%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily driven by the movement of certain lines from Insurance & Services to Corporate, including the non-renewal of a Workers’ Compensation program and the planned transition of a Cyber program to another carrier, representing $331.8 million of gross premiums written for the nine months ended September 30, 2023, as well as lower A&H premiums, partially offset by strategic organic and new program growth.
Consolidated MGAs
We deconsolidated Banyan as of October 31, 2023 when we sold our ownership shares. However, we executed a three-year extension of the commercial relationship with Banyan, extending our partnership. We also deconsolidated Arcadian as of June 30, 2024 as a result of no longer having a controlling interest. The results of operations of Arcadian are included in our consolidated financial statements through June 30, 2024. There has been no change to our underwriting relationship with Arcadian.
Gross premiums written generated by the consolidated MGAs in the aggregate decreased by $91.3 million, or 60.8%, to $58.9 million for the three months ended September 30, 2024 compared to $150.2 million for the three months ended September 30, 2023, primarily resulting from the deconsolidation of Arcadian and Banyan.

Gross premiums written generated by the consolidated MGAs in the aggregate decreased by $316.6 million, or 158.2%, to $200.1 million for the nine months ended September 30, 2024 compared to $516.7 million for the nine months ended September 30, 2023, primarily resulting from the deconsolidation of Arcadian and Banyan.
Book value for the consolidated MGAs was $89.9 million as of September 30, 2024, compared to $76.3 million at December 31, 2023, when adjusted to exclude Arcadian.
Underwriting Results
The improvement in underwriting income of $15.3 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily driven by net favorable prior year loss reserve development of $13.1 million for the three months ended September 30, 2024, mainly in A&H due to lower than expected reported attritional losses, compared to net adverse prior year loss reserve development of $6.6 million for the three months ended September 30, 2023, mainly in Workers’ Compensation.
The improvement in underwriting income of $2.4 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily driven by lower attritional losses in A&H.
Services Results
The decrease in services revenues of $10.7 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to the deconsolidation of Arcadian, partially offset by higher services revenues in IMG from increased demand for its travel products and services.
The decrease in services revenues of $13.3 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to the deconsolidation of Arcadian.
Net services income remained stable for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023.
Corporate
Corporate includes the results of all runoff business, which represents certain classes of business that we no longer actively underwrite, including the effects of the Restructuring Plan and certain reinsurance contracts that have interest crediting features. Corporate results also include asbestos and environmental and other latent liability exposures on a gross basis, which have mostly been ceded, as well as specific workers’ compensation and cyber programs which we no longer write. The following table sets forth underwriting results and the period over period changes for the three and nine months ended September 30, 2024 and 2023:

	Three months ended			Nine months ended
	September 30, 2024	September 30, 2023	Change	September 30, 2024	September 30, 2023	Change
	($ in millions)
Gross premiums written	$23.5	$33.3	$(9.8)	$71.2	$120.9	$(49.7)
Net premiums written	0.6	32.4	(31.8)	6.4	97.8	(91.4)
Net premiums earned	22.6	37.7	(15.1)	135.7	126.0	9.7
Loss and loss adjustment expenses incurred, net	11.2	18.5	(7.3)	58.7	42.6	16.1
Acquisition costs, net	5.9	21.0	(15.1)	62.4	51.2	11.2
Other underwriting expenses	4.5	5.3	(0.8)	12.5	15.8	(3.3)
Underwriting income (loss)	$1.0	$(7.1)	$8.1	$2.1	$16.4	$(14.3)

The changes in premium volume for the three and nine months ended September 30, 2024 are primarily driven by International run-off business included in the three and nine months ended September 30, 2023, which we exited in conjunction with the LPT, offset by the movement of certain lines from Insurance & Services to Corporate, including the non-renewal of a Workers’ Compensation program and the planned transition of a Cyber program to another carrier, during the three and nine months ended September 30, 2024.
The increase in underwriting income for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 is primarily driven by catastrophe losses, net of reinsurance and reinstatement premiums, of $5.3 million, primarily from Storm Hans, included in the three months ended September 30, 2023.
The decrease in underwriting income for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 is primarily driven by an increase in acquisition costs for the nine months ended September 30, 2024, due to increased commissions on a sliding scale commission contract that experienced favorable development in the period.
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
The following table sets forth the computation of book value per common share, book value per diluted common share and tangible book value per diluted common share as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	($ in millions, except share and per share amounts)
Common shareholders’ equity attributable to SiriusPoint common shareholders	$2,494.9	$2,313.9
Intangible assets	(143.8)	(152.7)
Tangible common shareholders' equity attributable to SiriusPoint common shareholders	$2,351.1	$2,161.2

Common shares outstanding	161,866,867	168,120,022
Effect of dilutive stock options, restricted share units and warrants	7,547,229	5,193,920
Book value per diluted common share denominator	169,414,096	173,313,942

Book value per common share	$15.41	$13.76
Book value per diluted common share	$14.73	$13.35
Tangible book value per diluted common share	$13.88	$12.47
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
Dividend Capacity and Capital
We are subject to regulatory and other constraints that affect our ability to pay dividends. During the three and nine months ended September 30, 2024, SiriusPoint declared and paid dividends of $4.0 million and $12.0 million, respectively, to the Series B preference shareholders (2023 - $4.0 million and $12.0 million, respectively). During the three and nine months ended September 30, 2024, SiriusPoint did not pay any dividends to its common shareholders.
For the three and nine months ended September 30, 2024, SiriusPoint received $283.0 million and $428.0 million, respectively (2023 - $10.0 million and $89.2 million, respectively), of distributions from SiriusPoint Bermuda Insurance Company Ltd. (“SiriusPoint Bermuda”), its immediate wholly-owned subsidiary. We believe the dividend/distribution capacity of SiriusPoint’s subsidiaries, which was approximately $810.0 million as of December 31, 2023, provides SiriusPoint with sufficient liquidity for the foreseeable future. For a further discussion of the various restrictions on SiriusPoint Bermuda’s ability to pay dividends, see Part I, Item 1 “Business - Regulation” in our 2023 Form 10-K.
In addition to the regulatory and other contractual constraints to paying dividends, we manage the capital of the group and each of our operating subsidiaries to support our current ratings from AM Best, Fitch, S&P and Moody’s. This could further reduce the ability and amount of dividends that could be paid from subsidiaries to SiriusPoint. In addition, the Company annually files the prescribed form of capital and solvency return, which comprises the insurer’s Bermuda Solvency Capital Requirement (“BSCR”) model. The BSCR model is a risk-based capital model which provides a method for determining a Class 3A and Class 4 insurer’s capital requirements (statutory economic capital and surplus) by taking into account the risk characteristics of different aspects of the Class 3A and Class 4 insurer’s business. The Company’s 2023 filed BSCR ratio was 255%. Further, the Company is currently completing its third quarter 2024 Bermuda Quarterly Financial Return, with the estimated ratio improving to 265%.
Sources of Liquidity
Our operating subsidiaries sources of liquidity have primarily consisted of net premiums written, reinsurance recoveries, investment income and proceeds from sales of or dividends or distributions attributable to investments. Other potential sources of liquidity include borrowings under our credit facilities and issuances of securities.
Effective February 26, 2021, the Company entered into a three-year, $300.0 million senior unsecured revolving credit facility (the “Facility”) with JPMorgan Chase Bank, N.A. as administrative agent, which was renewed in February 2024 for one additional year. The Facility provides access to loans for working capital and general corporate purposes, and letters of credit to support obligations under insurance and reinsurance agreements, retrocessional agreements and for general corporate purposes. Loans and letters of credit under the Facility will become available, subject to customary conditions precedent. As of September 30, 2024, the Company was in compliance with all of the covenants under the Facility and there were no outstanding borrowings under the Facility.
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

The following table represents a summary of our debt obligations as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Amount	Effective rate (1)	Amount	Effective rate (1)
2024 Senior Notes, at face value	400.0	7.4%	n/a	n/a
Unamortized discount and issuance costs	(5.5)		n/a
2024 Senior Notes, carrying value	394.5		n/a
2017 SEK Subordinated Notes, at face value	$271.4	8.1%	$273.6	7.7%
Unamortized discount	(5.4)		(5.7)
2017 SEK Subordinated Notes, carrying value	266.0		267.9
2016 Senior Notes, at face value	—	—%	400.0	4.6%
Unamortized premium	—		3.5
2016 Senior Notes, carrying value	—		403.5
2015 Senior Notes, at face value	—	—%	115.0	7.0%
Unamortized issuance costs	—		(0.2)
2015 Senior Notes, carrying value	—		114.8
Total debt	$660.5		$786.2
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
Debt Covenants
As of September 30, 2024, SiriusPoint was in compliance with all of the covenants under the 2024 Senior Notes and the 2017 SEK Subordinated Notes.
Series A Preference Shares
Pursuant to the CMIG Agreement, the Company settled all Series A Preference Shares held by CM Bermuda Ltd. during the three months ended September 30, 2024.
For further details and discussion with respect to the Series A Preference Shares, see Note 3 “Significant transactions” and Note 18 “Commitments and contingencies” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q.
Series B Preference Shares
SiriusPoint has 8,000,000 of Series B preference shares outstanding, par value $0.10, which are listed on the New York Stock Exchange under the symbol “SPNT PB.” Dividends on the Series B preference shares are cumulative and payable quarterly in arrears at an initial rate of 8.0%.
As of September 30, 2024, the carrying value of the Series B preference shares was $200.0 million and reflected in shareholders’ equity attributable to SiriusPoint shareholders in the consolidated balance sheets. During the three and nine months ended September 30, 2024, the Company declared and paid dividends of $4.0 million and $12.0 million, respectively, to the Series B preference shareholders.

For further details and discussion with respect to the Series B preference shares, see Note 15 “Shareholders' equity” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q.
Letter of Credit Facilities
As of September 30, 2024, $1,205.5 million of letters of credit had been issued. Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements and a minimum rating from rating agencies. Each restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists under any of the letter of credit facilities, our subsidiaries could be prohibited from paying dividends. We were in compliance with all of the covenants under the aforementioned letter of credit facilities as of September 30, 2024.
For further details and discussion with respect to letter of credit facilities, see Note 13 “Debt and letter of credit facilities” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q.
Cash Secured Letter of Credit Agreements
Under the cash secured letter of credit facilities, we provide collateral that consists of cash and cash equivalents and debt securities. As of September 30, 2024, total cash and cash equivalents and debt securities with a fair value of $1,369.6 million were pledged as collateral against the letters of credit issued.
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
Restricted cash and cash equivalents and restricted investments decreased by $318.2 million, or 11.4%, to $2,481.9 million as of September 30, 2024 from $2,800.1 million as of December 31, 2023. The decrease was primarily due to a decrease in investments securing reinsurance contracts and letters of credit.
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

Operating, investing and financing cash flows for the nine months ended September 30, 2024 and 2023 were as follows:

	2024	2023
	($ in millions)
Net cash provided by (used in) operating activities	$(33.0)	$367.9
Net cash provided by (used in) investing activities	140.4	(395.3)
Net cash used in financing activities	(393.5)	(75.1)
Net decrease in cash, cash equivalents and restricted cash	(286.1)	(102.5)
Cash, cash equivalents and restricted cash at beginning of period	1,101.3	913.7
Cash, cash equivalents and restricted cash at end of period	$815.2	$811.2
Operating Activities
Cash flows used in operating activities can fluctuate due to timing differences between the collection of premiums and reinsurance recoverables, the payment of losses and loss expenses, and the payment of premiums to reinsurers. The change in cash flows in operating activities for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to a decrease in the collection of premiums, as well as the loss on settlement of the Series A preference shares under the CMIG Agreement.
Investing Activities
Cash flows provided by investing activities for the nine months ended September 30, 2024 are driven by higher proceeds from sales and maturities of debt securities compared to purchases during the period, primarily to fund financing activities. Cash flows used in investing activities for the nine months ended September 30, 2023 primarily relates to purchases of debt securities during the period.
Financing Activities
Cash flows used in financing activities for the nine months ended September 30, 2024 primarily consisted of a $517.9 million payment for the redemption of debt, a $129.7 million payment for the share repurchase under the CMIG Agreement, $98.2 million for a payment on a deposit liability contract, and $40.8 million related to the settlement of the Series A Preference shares under the CMIG Agreement, partially offset by $393.9 million of proceeds from the issuance of debt, net of costs, and $18.5 million of proceeds from the exercise of options. Cash flows used in financing activities for the nine months ended September 30, 2023 primarily consisted of $38.5 million for the settlement of CVRs, $18.0 million for the repayment of loans related to agreements to repurchase securities $12.0 million for cash dividends paid to preference shareholders, and $9.2 million for taxes paid on withholding shares, partially offset by $10.4 million of proceeds from the exercise of warrants and options.
Financial Condition
As of September 30, 2024, total shareholders’ equity was $2,696.5 million, compared to $2,530.6 million as of December 31, 2023. The increase was due to net income of $205.2 million and accumulated other comprehensive income from unrealized gains from AFS debt securities of $90.4 million for the nine months ended September 30, 2024, partially offset by the impact of the share repurchase in the period.
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
The following table summarizes the estimated effects of hypothetical increases and decreases in market interest rates on our debt securities as of September 30, 2024:

	Fair value	Assumed change in interest rate	Estimated fair value after change in interest rate	Pre-tax increase (decrease) in carrying value
	($ in millions)
Debt securities	$5,644.9	300 bp decrease	6,139.4	$494.5
		200 bp decrease	5,974.6	329.7
		100 bp decrease	5,809.8	164.9
		50 bp decrease	5,727.4	82.5
		50 bp increase	5,559.7	(85.2)
		100 bp increase	5,474.4	(170.5)
		200 bp increase	5,303.9	(341.0)
		300 bp increase	5,133.3	$(511.6)
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
Investments in Related Party Investment Funds
The carrying values of our investments in Related Party Investment Funds are carried at fair value. We have elected the practical expedient for fair value for these investments which is estimated based on our share of the net asset value of the respective limited partnership, as provided by the independent fund administrator. Market prices of the underlying investment securities, in general, are subject to fluctuations. Assuming a hypothetical 10% and 30% increase or decrease in the value of our investments in Related Party Investment Funds as of September 30, 2024, the carrying value of these investments would have increased or decreased by approximately $11.5 million and $34.4 million, pre-tax, respectively.
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
The following table summarizes the estimated effects of a hypothetical 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have had on the carrying value of our net assets as of September 30, 2024:

	10% increase	10% decrease
	($ in millions)
Swedish Krona to U.S. Dollar	$0.3	$(0.3)
British Pound to U.S. Dollar	(1.5)	1.5
Swiss Franc to U.S. dollar	(0.9)	0.9
Euro to U.S. Dollar	(0.7)	0.7
Canadian Dollar to U.S. Dollar	$(1.9)	$1.9
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2024. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of September 30, 2024, our outstanding indebtedness included $266.0 million in 2017 SEK Subordinated Notes and $394.5 million in 2024 Senior Notes.
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
ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
On July 31, 2024, the Company’s Board of Directors authorized the repurchase of an additional $250.0 million common shares, which, together with the amount remaining under the share repurchase programs previously authorized on May 4, 2016 and February 28, 2018, will allow the Company to repurchase up to $306.3 million of its common shares in the aggregate. The share repurchase program does not have an expiration date.
The following table summarizes our repurchase of common shares during the three months ended September 30, 2024:

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum dollar value of shares that may yet be purchased under the plans or programs
July 1, 2024 - July 31, 2024	—	$—	—	$306,309,722
August 1, 2024 - August 31, 2024	9,077,705	13.77	9,077,705	181,309,722
September 1, 2024 - September 30, 2024	—	—	—	181,309,722
Total	9,077,705	$13.77	9,077,705	$181,309,722
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
During the three months ended September 30, 2024, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

ITEM 6. Exhibits

4.1	Loss Portfolio Transfer Reinsurance Agreement, dated as of October 1, 2024, between SiriusPoint America Insurance Company and Clarendon National Insurance Company.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
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
Date: October 31, 2024
/s/ Scott Egan
Scott Egan
Chief Executive Officer
(Principal Executive Officer)

/s/ Jim McKinney
Jim McKinney
Chief Financial Officer
(Principal Financial Officer)

/s/ Evan Cabat
Evan Cabat
Chief Accounting Officer
(Principal Accounting Officer)