Form 10-K
period 2024-12-31
SiriusPoint Ltd
filed 2025-02-21
CIK 1576018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the shares of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2024 was $1.2 billion.
As of February 18, 2025, the registrant had 162,232,977 common shares issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2024.
______________________________________________________________________________________________________________________________________________________________________________

SiriusPoint Ltd.

INTRODUCTORY NOTE
Unless the context otherwise indicates or requires, as used in this Annual Report on Form 10-K (“Annual Report”) references to “we,” “our,” “us,” and the “Company,” refer to SiriusPoint Ltd. (“SiriusPoint”) and its directly and indirectly owned subsidiaries, as a combined entity, except where otherwise stated or where it is clear that the terms mean only SiriusPoint exclusive of its subsidiaries. “Fiscal,” when used in reference to any twelve-month period ended December 31, refers to our fiscal years ended December 31. Unless otherwise indicated, information contained in this Annual Report is as of December 31, 2024.
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
•the effects of global climate change, including increased severity and frequency of weather-related natural disasters and catastrophes, including wildfires, and increased coastal flooding in many geographic areas;
•geopolitical uncertainty, including the ongoing conflicts in Europe and the Middle East and the new presidential administration in the U.S.;
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
•our exposure or potential exposure to corporate income tax in Bermuda and the E.U., U.S. federal income and withholding taxes and our significant deferred tax assets, which could become devalued if we do not generate future taxable income or applicable corporate tax rates are reduced;
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
PART I.
Item 1. Business
Background and Overview
SiriusPoint is a global underwriter of insurance and reinsurance, headquartered in Bermuda. Our common shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “SPNT.”
We have licenses to write property, casualty, and accident & health insurance and reinsurance globally, including admitted & non-admitted licensed companies in the United States, a Bermuda Class 4 company, a Lloyd’s of London (“Lloyd’s”) syndicate and managing agency, and an internationally licensed company domiciled in Sweden. We have offices in 14 countries with a total employee population of 1,072 people.
As of December 31, 2024, we had common shareholders’ equity of $1.7 billion, total capital of $2.6 billion and total assets of $12.5 billion. Our operating companies have a financial strength rating of A- (Stable) from AM Best, Standard & Poor's (“S&P”) and Fitch Ratings (“Fitch”) and A3 (Stable) from Moody’s Ratings (“Moody’s”).
Business
Our ambition since full year 2022 has been to deliver a simplified, lower volatility business that has an underwriting-first focus on profitability at the center of it. We successfully executed on this ambition and made significant progress across all elements of our priorities, marking the end of the significant reshaping of the Company:
•Simplify the business: We have continued the rationalization of our MGA equity stakes, which are down to 20 as of December 31, 2024 from 36 as of December 31, 2022, and during the year, we deconsolidated Arcadian Risk Capital Ltd. (“Arcadian”), with no change to our underwriting relationship. We exited from non-core programs, such as Cyber and Workers’ Compensation. We also simplified our capital structure through a $400 million debt refinancing and two shareholder transactions with CM Bermuda Limited (“CM Bermuda”).
•Reduce volatility: We increased our business mix from Specialty, MGA and A&H, while reducing Property, over the last two years. We executed on three loss portfolio transfers (“LPTs”) covering $2.1 billion of reserves, removing risk from the exited business. We de-risked our investment portfolio through asset reallocation to be more in-line with peers. We settled liability-classified capital instruments which eased volatility on our income statement and our estimated BSCR capital ratio remained strong at 223% as of December 31, 2024.
•Focus on profitability and ROE: We have remained disciplined in our underwriting actions, resulting in our ninth straight quarter of underwriting profit. We generated higher net investment income compared to the prior year, with higher interest rates aided by our tactical portfolio shift. We implemented a capital management strategy, by increasing our share repurchase authorization and completing two share repurchases. We achieved a ROE of 9.1% which was impacted by three significant items linked to our efforts to reposition the Company, including the CM

Bermuda repurchase transaction, closure of previously announced LPT transaction with Clarendon National Insurance Company (“Clarendon National”), and the write-down of an MGA investment.
We aim to continue with the positive momentum, as we begin to thoughtfully grow the business from the profitable and stable base which we have established.
Our business model remains unique and diversified as we continue to benefit from the three sources of earnings: (i) underwriting results; (ii) services fee income from the MGAs we consolidate; and (iii) investment results.
Distribution relationships are important to us, as we generate premiums from various carefully selected partners, including our consolidated MGAs and non-consolidated MGAs. We seek to apply our underwriting talent, capabilities and proven management expertise to underwrite a profitable book of business and identify new opportunities to create value. Our approach is to be nimble and reactive to market opportunities within our segments of Insurance & Services and Reinsurance, allocating capital where we see profitable opportunity, while remaining disciplined and consistent within our specified risk tolerances and areas of expertise. Our MGA strategy is to partner with high integrity and transparent leaders and teams with deep underwriting expertise and a track record of success. Our partnerships are structured to incentivize all parties to deliver thereby allowing capable teams to do what they do best, while providing complementary services. The arrangement allows us to materially participate in underwriting in concentrated, niche businesses that are new to our portfolio and provide guidance and supervision. We launched 19 new strategic partnerships with various program administrators during 2024, which underwrite across many business lines, including aviation, commercial auto, marine, professional liability and surety.
As of December 31, 2024, we had equity stakes in 20 entities (MGAs, Insurtech and Other), compared to 36 at the start of 2023. These MGAs underwrite or distribute a wide range of lines of business, including general liability, professional liability, directors & officers, credit and bond, cyber, commercial automobile, workers’ compensation, accident & health, and other specialty insurance classes. We provide underwriting capacity in the form of insurance or reinsurance to 10 non-consolidated entities, in addition to the three MGAs we consolidate. We also have investment stakes in 7 other entities where we have no underwriting relationship. We continue to rationalize and reduce our equity stakes to allow us to focus our efforts on areas where we can create the most value, but we remain committed to providing underwriting capacity and growing the program business in Europe and North America through distribution only relationships.
We review the three sources of earnings below:
1.Underwriting results
The determination of our reportable segments is based on the manner in which management monitors the performance of our operations. We classify our business into two reportable segments - Reinsurance and Insurance & Services. Collectively, the sum of these two segments constitutes “Core” results. Corporate includes the results of all runoff business, which represents certain classes of business that we no longer actively underwrite, including the effect of the restructuring of the underwriting platform announced in 2022 and certain reinsurance contracts that have interest crediting features. Corporate results also include asbestos and environmental and other latent liability exposures on a gross basis, which have mostly been ceded as well as specific workers’ compensation and cyber programs which the company no longer writes. The sum of Core results and Corporate results are equal to the consolidated results of operations.
We experienced significant improvement in our underwriting results during 2024 as a result of our continued underwriting-first focus. When adjusted to exclude the impact of the Pallas Reinsurance Company Ltd. LPT completed in 2023, our core business delivered a combined ratio of 91.3% for the year ended December 31, 2024, an improvement of 2.4 points compared to 93.7% for the year ended December 31, 2023, as we delivered $194.4 million of underwriting income in 2024.
In 2022, we took underwriting action in numerous lines of business in the portfolio including global property, U.S. casualty, and multi-year and other structured transactions. Our most notable underwriting action centered on international property within the Reinsurance segment, where we exited around $300 million of premiums, which had been SiriusPoint’s primary source of underwriting volatility. In 2023 we exited two specific partnerships, one in Workers’ Compensation and another in Cyber which marked the end of our portfolio restructuring.
While we continued to make significant progress in 2024, portfolio review and evaluation is an ongoing process and we expect to continue to make necessary adjustments by taking action to both grow and reduce lines of business based on our risk appetite, market conditions, and market opportunity.

2.    Service fee income from Consolidated MGAs
We consolidate three MGAs in our financial statements as of December 31, 2024: International Medical Group, Inc. (“IMG”), which writes travel medical insurance, international health insurance and trip insurance, ArmadaCorp Capital, LLC (“Armada”), which writes healthcare and insurance services focused on supplemental health and workplace benefits, and Alta Signa Holdings (“Alta Signa”), which writes financial and professional lines in Europe. We own 100% of Armada and IMG and 75.1% of Alta Signa. In addition, all of the consolidated MGAs have third-party capacity providers.
We earn capital-light service fee income from our three consolidated MGAs, which helps to diversify our earnings. In addition, service fees from consolidated MGAs and their insurance products are generally not as prone to the volatile underwriting cycle that is common in the reinsurance marketplace. During 2024, we deconsolidated our MGA Arcadian in which we own a 49% stake, recognizing a gain of $95.9 million in the process. Service fee income in 2024 was $46.7 million, contracting by 6.0% compared to full-year 2023, reflecting the deconsolidation of Arcadian. Excluding Arcadian, fee income grew year over year, primarily from IMG and Armada. Service revenues were $222.9 million for 2024, a decrease of 6.1% compared to 2023, as growth in IMG and Armada was offset by the deconsolidation of Arcadian.
3.    Investment results
During 2024, we continued to rotate our investment portfolio to further reduce volatility and capital intensity, while benefiting from higher rates. Overall, our investment strategy remains focused on high quality, fixed income instruments with an average credit rating of “AA-”. SiriusPoint's investment objective is to maximize risk-adjusted after tax net investment income while maintaining liquidity, diversification and complying with internal, external risk and capital management requirements in support of meeting policyholder obligations. Moreover, the duration of our fixed income portfolio backing net loss reserves continues to be matched with the liabilities, which was 3.0 years as of December 31, 2024, up from 2.7 years as of December 31, 2023.
Our investment results remained strong at $224.6 million in 2024. 2024 investment results are made up of $303.6 million of net investment income, $9.7 million of net realized and unrealized gains from related party investment funds and $88.7 million of net realized and unrealized investment losses from third parties. We had no defaults across our fixed income portfolio during 2024.
Reportable Segments
The determination of our reportable segments is based on the manner in which management monitors the performance of our operations. We classify our business into two reportable segments - Reinsurance and Insurance & Services. Collectively, the sum of these two segments constitutes “Core” results. We believe it is useful to review Core results as it better reflects how management views the business and reflects our decision to exit the runoff business. The sum of Core results and Corporate results are equal to the consolidated results of operations. Core underwriting income, Core net services income, Core income and Core combined ratio are non-GAAP financial measures. Within our segments, we underwrite a variety of insurance and reinsurance products as shown in the table below.

The following tables provide a breakdown by line and type of business of gross premiums written and net premiums earned for the years ended December 31, 2024, 2023, and 2022:

	2024		2023		2022
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
Gross premiums written	($ in millions)
Casualty	$468.0	14.4%	$551.7	16.1%	$485.0	14.2%
Specialty	529.0	16.4%	437.2	12.8%	447.0	13.1%
Property Other	129.4	4.0%	117.8	3.4%	328.7	9.6%
Property Catastrophe	209.2	6.4%	164.3	4.8%	260.3	7.6%
Other	—	—%	—	—%	0.4	—%
Reinsurance	1,335.6	41.2%	1,271.0	37.1%	1,521.4	44.5%
A&H	810.5	25.0%	844.7	24.6%	858.8	25.2%
Casualty	637.5	19.6%	831.3	24.3%	759.1	22.3%
Specialty	272.6	8.4%	281.2	8.2%	241.6	7.1%
Property Other	118.6	3.7%	73.3	2.1%	20.8	0.7%
Property Catastrophe	1.6	—%	9.2	0.3%	3.9	0.1%
Insurance & Services	1,840.8	56.7%	2,039.7	59.5%	1,884.2	55.4%
Core	3,176.4	97.9%	3,310.7	96.6%	3,405.6	99.9%
Corporate (1)	68.2	2.1%	116.7	3.4%	4.1	0.1%
Total gross premiums written	$3,244.6	100.0%	$3,427.4	100.0%	$3,409.7	100.0%

	2024		2023		2022
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
Net premiums earned	($ in millions)
Casualty	$478.6	20.4%	$539.2	22.2%	$513.4	22.1%
Specialty	307.4	13.1%	283.9	11.7%	317.4	13.7%
Property Other	119.4	5.1%	120.0	5.0%	257.7	11.1%
Property Catastrophe	139.7	6.0%	88.3	3.6%	124.2	5.4%
Other	—	—%	—	—%	0.4	—%
Reinsurance	1,045.1	44.6%	1,031.4	42.5%	1,213.1	52.3%
A&H	668.4	28.5%	649.6	26.8%	603.1	26.1%
Casualty	365.0	15.6%	382.7	15.8%	316.3	13.6%
Specialty	52.2	2.2%	182.2	7.5%	152.7	6.6%
Property Other	70.3	3.0%	29.7	1.2%	12.6	0.5%
Property Catastrophe	(1.9)	(0.1)%	5.0	0.2%	2.1	0.1%
Insurance & Services	1,154.0	49.2%	1,249.2	51.5%	1,086.8	46.9%
Core	2,199.1	93.8%	2,280.6	94.0%	2,299.9	99.2%
Corporate (1)	144.4	6.2%	145.6	6.0%	18.2	0.8%
Total net premiums earned	$2,343.5	100.0%	$2,426.2	100.0%	$2,318.1	100.0%
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
For Casualty, we provide reinsurance to casualty insurers who underwrite a diverse range of casualty classes. We work with clients all over the world, including multi-national, nationwide and regional carriers, as well as risk retention groups and captives. We also partner with managing general agents and sponsor cover holders. In London, we write on Lloyd’s paper through our platform, Syndicate 1945, and our U.S. platform underwrites through SiriusPoint America Insurance Company (“SiriusPoint America”). Our underwriting focus is on proportional transactions covering all major commercial casualty lines, as well professional liability with an emphasis on specialty niche classes of business including personal lines.

For Property, our property reinsurance underwriters work with leading global brokers as well as large national writers and regional companies. Underwriting is focused on providing critical catastrophe protection and worldwide coverage for natural perils, underwriting residential, commercial, and industrial risks in the United States, Europe and Asia. Our specialist underwriters are supported by a team of actuaries, and we use bespoke catastrophe modelling to provide the right risk protection for our partners and clients. Our Property Reinsurance offering includes: property catastrophe protection, risk excess of loss, cannabis - pro rata, building risk and structured property specifically in the United States.

For Specialty, our business encompasses a broad range of worldwide reinsurance coverage, including proportional and excess of loss, treaty and facultative. Specialty business lines in the Reinsurance segment include Aviation & Space, Marine & Energy and Credit.
Insurance & Services Segment
Through the Insurance & Services segment, we underwrite primary insurance in a number of sectors. With deep expertise and global reach, we offer innovative insurance solutions to meet the changing risk circumstances of our clients every day. The Insurance & Services segment includes Accident & Health, Property & Casualty, and Specialty.

Accident & Health (“A&H”) provides flexible insurance products to meet the risk management needs of diverse populations in select markets. This includes employer groups, associations, affinity groups, higher education and other niche markets. We offer program management and underwriting guidance to our partners who provide access to modern, affordable accident and health solutions to their clients. Our partners include insurance and reinsurance brokers, managing general underwriters, managing general agents, third party administrators (“TPA”) and insurtechs. To deliver the greatest level of flexibility for our partners, we also provide access to multiple risk-bearing entities, such as domestic U.S. admitted paper with SiriusPoint America, international paper with SiriusPoint International Insurance Company (“SiriusPoint International”), and SiriusPoint Bermuda Insurance Company Ltd. (“SiriusPoint Bermuda”), Excess & Surplus paper with SiriusPoint Specialty Insurance Company, and Lloyd’s Syndicate 1945. As a part of its Accident & Health product offerings, SiriusPoint owns 100% of IMG and Armada, who receive fees for services provided within Insurance & Services and to third parties. IMG offers a full line of international medical insurance products, trip cancellation programs, medical management services and 24/7 emergency medical and travel assistance. Armada operates as a supplemental medical insurance MGA.

For Property & Casualty insurance, we are a leading carrier for program administrators and managing general agents. The majority of our insurance business is written through partners in the property and casualty space, covering professional liability, workers’ compensation, and commercial auto lines in Bermuda, London, Europe, North America and around the world.

For Specialty, our business encompasses a broad range of worldwide insurance coverage. Specialty business lines in the Insurance & Services segment include Aviation & Space, Marine & Energy, Credit and Mortgage.

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
For primary insurance business, we enter into agreements with select MGAs, who then market insurance products to brokers and the general public and have underwriting authority on our behalf. We pay certain MGAs profit commissions based upon the underwriting profit of business produced. We have well-defined underwriting standards in place for these MGAs that are closely monitored by our staff. Before each MGA program is entered into, the MGA undergoes a rigorous due diligence process. In addition to the day-to-day interactions and oversight monitoring that we have with our MGAs, audits are performed on a regular basis. These high-retention, long-term partnerships can generate significant premium and create alignment with the MGAs as they often retain a share of underwriting results.
For reinsurance business, we obtain most of our submissions from reinsurance intermediaries (“brokers”) that represent the ceding company. The process of placing a reinsurance program typically begins when a ceding company enlists the aid of a reinsurance intermediary in structuring a reinsurance program. The ceding company and the reinsurance intermediary will often consult with one or more lead reinsurers as to the pricing and contract terms for the reinsurance protection being sought. Once the ceding company has approved the terms quoted by the lead reinsurer, the reinsurance intermediary will offer participation to qualified reinsurers until the program is fully subscribed. We consider both the reinsurance intermediary and the ceding company to be our clients. We believe we have developed strong business relationships over a long period of time with the management of many of our ceding companies and reinsurance intermediaries.
We pay ceding companies a ceding commission under most proportional reinsurance treaties and some excess of loss reinsurance treaties. The ceding commission is generally based on the ceding company's cost of acquiring and administering the business being reinsured (e.g., agent commissions, premium taxes and certain miscellaneous expenses). The ceding commissions paid to ceding companies constitute the majority of our total acquisition costs. Additionally, we pay reinsurance intermediaries commissions based on negotiated percentages of the premium they produce on non-proportional business.
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
For Reinsurance, we derive business from a broad spectrum of ceding companies, including national, regional, specialty, and excess and surplus lines writers, both internationally and in the United States. We price our products by assessing, among other things, the distribution of potential outcomes and the margin required to achieve our desired underwriting result. Our pricing requirements are based on a number of underwriting factors including historical results, analysis of exposure and estimates of future loss costs, a review of other programs displaying similar exposure characteristics, and the ceding company's underwriting and claims experience.
Claims Management
Our Global Claims Team has technical experience in the markets, countries, and industries we serve, with a focus on adding value to our customer and partner portfolios by effectively handling claims and mitigating customer loss across our many insurance products. Our global team handles or performs claims oversight across our diverse underwriting portfolio. We work in partnership with our business line experts to deliver on our claims promise: to provide security and resilience against insured or reinsured risks.
Our claims advocates support SiriusPoint’s primary insurance business, in addition to handling oversight of claims associated with program administrators, MGAs, and third-party administrators. Our claims advocates work closely with reinsurance intermediaries and/or ceding companies to obtain and review specific claims-related information, to properly resolve each claim matter. Where customary or appropriate and according to our risk-based audit criteria, our claims advocates perform or retain external experts to perform selective remote or on-site claim reviews, in order to assess technical claim handling acumen, reserve effectiveness and propriety of controls and processes related to regulatory and compliance matters. The results of these claim reviews are shared internally with the underwriters and actuaries to assist them in pricing products and establishing loss reserves.
Catastrophe Risk Management
We have significant exposure to catastrophe losses, caused by hurricanes, earthquakes, tornadoes, winter storms, windstorms, wildfires, floods, tsunamis, terrorist acts and other man-made and natural catastrophic events. We actively manage our concentration of exposures to catastrophic events, primarily by limiting concentrations of exposure to what we deem acceptable levels and, if necessary, purchasing reinsurance. In addition, we seek to limit losses that might arise from other extreme events such as terrorism, cyber or nuclear incidents, by including exclusionary provisions in our insurance and reinsurance contracts.
To manage and price catastrophe risk, we license third-party global property catastrophe modeling software, and we also utilize our own models to price risk, calculate expected probable maximum loss estimates (“PMLs”), and consolidate and report on all worldwide property exposures. This platform is used to calculate individual and aggregate PMLs by combining multiple third-party and proprietary models, actuarial methods, and underwriting judgement.
We do not exclusively rely upon catastrophe modeling to measure our exposure to natural catastrophe risk. We monitor gross and net property catastrophe occurrence limits by country and region globally. Further, losses to a number of deterministic scenarios involving both natural and man-made catastrophes are estimated and tracked.

The following tables provide an estimate of our four largest PML zones on a per occurrence basis for 1-in-100 and 1-in-250 year events as of January 1, 2025 and 2024 as measured by net after-tax exposure.

January 1, 2025
				SiriusPoint Net After-Tax Loss
Zone	Peak Peril (1)	SiriusPoint Gross Loss	Net After Reinsurance and Reinstatements	Net After- Tax (2)	Net After- Tax as % of Total Capital (3)	Net After-Tax as % of Common Shareholders’ Equity (3)
		($ in millions)
		1-in-100 year event
Southeast U.S.	Windstorm	$282	$113	$97	4%	6%
West Coast U.S.	Earthquake	207	84	71	3%	4%
Northeast U.S.	Windstorm	137	62	52	2%	3%
Europe	Windstorm	$113	$57	$47	2%	3%
		1-in-250 year event
Southeast U.S.	Windstorm	$375	$177	$152	6%	9%
West Coast U.S.	Earthquake	298	134	114	4%	7%
Northeast U.S.	Windstorm	241	103	87	3%	5%
Europe	Windstorm	$172	$70	$59	2%	3%
January 1, 2024
				SiriusPoint Net After-Tax Loss
Zone	Peak Peril (1)	SiriusPoint Gross Loss	Net After Reinsurance and Reinstatements	Net After- Tax (2)	Net After- Tax as % of Total Capital (3)	Net After-Tax as % of Common Shareholders’ Equity (3)
		($ in millions)
		1-in-100 year event
Southeast U.S.	Windstorm	$206	$64	$54	2%	2%
West Coast U.S.	Earthquake	163	72	63	2%	3%
Northeast U.S.	Windstorm	118	58	48	1%	2%
Europe	Windstorm	$59	$51	$43	1%	2%
		1-in-250 year event
Southeast U.S.	Windstorm	$265	$111	$94	3%	4%
West Coast U.S.	Earthquake	232	89	77	2%	3%
Northeast U.S.	Windstorm	208	75	62	2%	3%
Europe	Windstorm	$72	$63	$53	2%	2%
(1)Measurements represent occurrence exceedance probabilities, which reflect modeled catastrophe perils, and are driven by peak perils in each zone. Other perils are modeled and contribute, but to a lesser degree than peak perils, such as flood in Europe and wildfire in West Coast U.S.
(2)As of January 1, 2025 and 2024, net after-tax reflects the 15% corporate income tax rate for Bermuda.
(3)Total capital and common shareholders’ equity as of December 31, 2024 and 2023. Total capital represents total debt, Series B preference shares, and common shareholders’ equity.
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
The effects of reinsurance on our written and earned premiums and on loss and loss adjustment expenses for the years ended December 31, 2024, 2023 and 2022 were as follows:

	2024	2023	2022
Premiums written:	($ in millions)
Direct	$1,824.3	$1,678.7	$1,403.9
Assumed	1,420.3	1,748.7	2,005.8
Gross premiums written	3,244.6	3,427.4	3,409.7
Ceded	(892.5)	(989.5)	(860.5)
Net premiums written	$2,352.1	$2,437.9	$2,549.2

Premiums earned:
Direct	$1,721.5	$1,498.0	$1,153.6
Assumed	1,357.0	1,826.0	1,915.2
Gross premiums earned	3,078.5	3,324.0	3,068.8
Ceded	(735.0)	(897.8)	(750.7)
Net premiums earned	$2,343.5	$2,426.2	$2,318.1

Loss and loss adjustment expenses:
Direct	$1,070.7	$1,008.6	$778.0
Assumed	961.5	910.5	1,386.8
Loss and loss adjustment expenses incurred	2,032.2	1,919.1	2,164.8
Ceded	(663.7)	(537.8)	(576.4)
Loss and loss adjustment expenses incurred, net	$1,368.5	$1,381.3	$1,588.4
Our reinsurance protections primarily consist of pro-rata and excess of loss protections that protect our reportable segments within Reinsurance and Insurance & Services. Attachment points and coverage limits vary by product and region around the world. Protections by reportable segment are summarized below.
Reinsurance Segment
Our proportional property reinsurance programs provide protection for parts of the International and United States non proportional treaty accounts. These reinsurance protections are designed to reduce exposure both to large catastrophe losses and to a frequency of smaller loss events.
As of January 1, 2025, we have in place an all-natural perils excess of loss retrocessional reinsurance coverage for loss events impacting our property exposures, replacing the 2024 coverage. The coverage for 2025 is comprised of a combination of reinsurance placed on lead terms on which several reinsurers participate and private placements with individual reinsurers at terms and conditions based on individual reinsurer preference. The table below represents a broad summary of coverage and attachment points in-force protection as of January 1, 2025 and 2024.

	January 1, 2025	January 1, 2024
Limit:	($ in millions)
U.S. Ultimate Net Loss Limit based on SiriusPoint Loss	$130.0	$127.5
Total 1st U.S. Event Limit	130.0	127.5
Total 2nd U.S. Event Limit	91.5	92.5
Retention:
U.S. Ultimate Net Loss Retention	$70.0	$72.5
Insurance & Services Segment
For A&H primary insurance, there are account specific quota share and stop‑loss reinsurance protections in place of various percentages for our medical benefits and student businesses. In addition to these primary insurance protections, we have in place an excess of loss protection of unlimited dollars in excess of $2 million (per person) in place for our U.S. medical insurance and assumed reinsurance.
In the property and casualty business in our Insurance & Services segment, we purchase both excess of loss and proportional reinsurance on a case by case basis for both risk management and capital optimization purposes.
Other lines of business within this segment are protected through various quota share and excess of loss protections.
Loss Portfolio Transfers
On October 1, 2024, we completed a loss portfolio transfer transaction with Clarendon National, an insurer domiciled in Texas and an affiliate of Enstar Group Limited, a Bermuda exempted company (“Enstar”) (the “2024 LPT”). The 2024 LPT comprises certain workers’ compensation insurance exposures of SiriusPoint America, on a funds withheld basis. On June 30, 2023, we completed a loss portfolio transfer transaction on a funds withheld basis, with Pallas Reinsurance Company Ltd., a subsidiary of the Compre Group, an insurance and reinsurance legacy specialist (the “2023 LPT”). The 2023 LPT comprises several classes of business from 2021 and prior underwriting years. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on the 2024 LPT and 2023 LPT. We also closed a loss portfolio transfer transaction on October 29, 2021 with Pallas Reinsurance Company Ltd (the “2021 LPT”).
Reinsurance Recoverables by Rating
As of December 31, 2024, we had loss and loss adjustment expenses recoverable, net of $2.3 billion (December 31, 2023 - $2.3 billion). Because retrocessional reinsurance contracts do not relieve us of our obligation to our insureds, the ability to collect balances due from our reinsurers is important to our financial strength. We monitor the financial strength and ratings of retrocessionaires on an ongoing basis. Uncollectible amounts historically have not been significant.
The following table provides a listing of our loss and loss expenses recoverable, net by the reinsurer’s S&P rating and the percentage of total recoverables as of December 31, 2024. With certain reinsurers, if S&P’s rating was not available, an equivalent AM Best or other major credit rating agencies’ rating was used.

	December 31, 2024
	Gross	Collateral	Net	% of Net Total
Rating(1)	($ in millions)
AA	$195.0	$21.8	$173.2	17.9%
A	722.7	87.8	634.9	65.5%
BBB or lower	30.6	23.0	7.6	0.8%
Not rated(2)	1,367.0	1,213.7	153.3	15.8%
	$2,315.3	$1,346.3	$969.0	100.0%
(1)S&P's ratings as detailed above are: "AA" (Very strong), "A" (Strong), and "BBB" (Adequate).
(2)Not rated represents reinsurers who are not rated by S&P, AM Best, or another major credit rating agency. Included in the not rated category is $907.4 million related to Pallas Reinsurance Company Ltd. as a result of the 2023 LPT and 2021 LPT and $291.4 million related to Clarendon National as a result of the 2024 LPT.

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
Investments
We manage our investment portfolio to balance quality, liquidity, and diversification with asset/liability matching and investment return. Our investment objective is to optimize risk-adjusted after-tax net investment income while (1) maintaining a high quality, diversified investment portfolio, (2) maintaining adequate liquidity, and (3) complying with the regulatory, rating agency, and internal risk and capital management requirements, all in support of the company goal of meeting policyholder obligations. This objective and the associated policies and guidelines ("Investment Policy and Guidelines") are established by the Investment Committee of the SiriusPoint Board of Directors. Certain relevant subsidiaries also approve policies and guidelines substantially similar to, and consistent with, the SiriusPoint Investment Policy and Guidelines, in accordance with local laws and regulations.
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

	AM Best (1)		Fitch (2)		S&P (3)		Moody’s (4)
	Rating	Outlook	Rating	Outlook	Rating	Outlook	Rating	Outlook
SiriusPoint Bermuda	"A-" (Excellent)	Stable	"A–" (Strong)	Stable	"A–" (Strong)	Stable	"A3"	Stable
SiriusPoint International	"A-" (Excellent)	Stable	"A–" (Strong)	Stable	"A–" (Strong)	Stable	"A3"	Stable
SiriusPoint America	"A-" (Excellent)	Stable	"A–" (Strong)	Stable	"A–" (Strong)	Stable	"A3"	Stable
SiriusPoint Specialty Insurance Corporation	"A-" (Excellent)	Stable	N/A	N/A	"A–" (Strong)	Stable	"A3"	Stable
(1) “A–" is the fourth highest of 13 financial strength ratings assigned by AM Best, as last updated April 26, 2024.
(2) “A–" is the seventh highest of 22 financial strength ratings assigned by Fitch, as last updated March 28, 2024.
(3) “A–" is the seventh highest of 21 financial strength ratings assigned by S&P's, as last updated January 24, 2025.
(4) “A3" is the seventh highest of 21 financial strength ratings assigned by Moody's, as last updated March 19, 2024.
These ratings reflect AM Best’s, Fitch’s, S&P’s and Moody’s respective opinions of the ability of SiriusPoint’s respective subsidiaries to pay claims and are not evaluations directed to security holders. AM Best maintains a letter-scale rating system ranging from “A++” (Superior) to “F” (in liquidation). Fitch maintains a letter-scale rating system ranging from “AAA” (Exceptionally Strong) to “D” (Distressed). S&P maintains a letter-scale rating system ranging from “AAA” (Extremely Strong) to “D” (Default). Moody’s maintains a letter-scale rating system ranging from “Aaa” (highest quality) to “C” (lowest quality likely in default).
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
Principal Representative, Principal Office and Head Office
Each Class 3A and Class 4 insurer is required to maintain a principal office and to appoint a principal representative in Bermuda. The principal representative has statutory reporting duties to report to the BMA under the Insurance Act where the principal representative believes there is a likelihood of the insurer becoming insolvent, or upon becoming aware that a reportable "event" has occurred or is believed to have occurred.
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
Non-insurance Business
No Class 3A and Class 4 insurers may engage in non-insurance business unless that non-insurance business is ancillary to its insurance business.
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
While not specifically referred to in the Insurance Act, the BMA has also established a target capital level (“TCL”) for each insurer equal to 120% of its ECR. While qualifying insurers are not currently required to maintain their statutory capital and surplus at this level, the TCL serves as an early warning tool for the BMA and failure to maintain statutory capital at least equal to the TCL will likely result in increased regulatory oversight.
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
Disclosure of Information
In addition to the powers under the Insurance Act to investigate the affairs of an insurer, the BMA may require certain information from an insurer (or certain other persons) to be produced to the BMA. Further, the BMA has been given powers to assist other regulatory authorities, including foreign insurance regulatory authorities, with their investigations involving insurance and reinsurance companies in Bermuda if it is satisfied that the assistance being requested is in connection with the discharge of regulatory responsibilities and that such cooperation is in the public interest.
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
Economic Substance Act
The Economic Substance Act 2018 (as amended) and its related regulations (together, the “ESA”) provides that every Bermuda registered entity other than an entity which is resident for tax purposes in certain jurisdictions outside of Bermuda that carries on as a business engaged in one or more “relevant activities” referred to in the ESA must satisfy economic substance requirements by maintaining a substantial economic presence in Bermuda. Under the ESA, insurance or pure equity holding entity activities (both as defined in the ESA) are relevant activities. To the extent that the ESA applies to any of our entities registered in Bermuda, we will be required to demonstrate compliance with economic substance requirements by filing an annual economic substance declaration with the Registrar of Companies in Bermuda. A company will comply with those economic substance requirements if it (i) is managed and directed in Bermuda; (ii) undertakes “core income generating activities” (as may be prescribed under the ESA) in Bermuda in respect of the relevant activity; (iii) maintains adequate physical presence in Bermuda; (iv) has adequate full time employees in Bermuda with suitable qualifications; and (v) incurs operating expenditure in Bermuda in relation to the relevant activity undertaken by it.
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
Cyber Code and Reporting Events
The BMA’s Insurance Sector Operational Cyber Risk Management Code of Conduct (“Cyber Code”) applies to all registered insurers. The Cyber Code establishes duties, requirements, standards, procedures and principles to be complied with in relation to operational cyber risk management and is designed to promote the stable and secure management of information technology systems of regulated entities. The Cyber Code defines a cyber reporting event as being any act that results in the unauthorized access to, disruption or misuse of the electronic systems or information stored on such systems of a licensed undertaking, including any breach of security leading to the loss or unlawful destruction or unauthorized disclosure of or access to such systems or information, where (i) a cyber reporting event has the likelihood of adversely impacting policyholders or clients; (ii) an insurer has reached a view that there is a likelihood that loss of its system availability will have an adverse impact on its insurance business; (iii) an insurer has reached the view that there is a likelihood that the integrity of its information or data has been compromised and may have an adverse impact on its insurance business; (iv) an insurer has become aware that there is a likelihood that there has been unauthorized access to its information systems whereby such would have an adverse impact on its insurance business; or (v) an event has occurred for which a notice is required to be provided to a regulatory body or governmental agency. Cyber reporting events are only reportable to the BMA where the event results in a significant adverse impact to the regulated entity’s operations, their policyholders or clients.
Personal Information Protection Act
The Personal Information Protection Act 2016 (“PIPA”) is the principal Bermuda legislation regulating the right to personal informational privacy. In December 2016, PIPA sections relating generally to the establishment, staffing, funding and general powers of the Privacy Commissioner came into force and in January 2020 a Privacy Commissioner was appointed. On January 1, 2025,PIPA was fully implemented. PIPA applies to every organization (which includes any individual, entity or public authority) that uses personal information in Bermuda where that personal information is issued by automated or other means which form, or are intended to form, part of a structured filing system. For the purposes of PIPA, “personal information” means any information about an identified or identifiable individual (meaning a natural person), and “use” or “using” are very broadly defined and effectively include possessing or carrying out any operation using personal information. Our Bermuda entities are subject to PIPA requirements.
Corporate Income Tax Act
On December 27, 2023, Bermuda enacted the Corporate Income Tax Act 2023 (the “CIT Act”). Entities subject to tax under the CIT Act are the Bermuda constituent entities of multi-national groups. A multi-national group is defined under the CIT Act as a group with entities in more than jurisdiction with consolidated revenues of a least €750 million for two of the four previous fiscal years. If Bermuda constituent entities of a multi-national group are subject to tax under the CIT Act, such tax is charged at a rate of 15% of the net income of such constituent entities (as determined in accordance with the CIT Act, including after adjusting for any relevant foreign tax credits applicable to the Bermuda constituent entities). Although the commencement date of the CIT Act is January 1, 2024, no tax is chargeable under the CIT Act until tax years on after January 1, 2025. SiriusPoint’s Bermuda operations are subject to the requirements of the CIT Act.
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
SiriusPoint's U.S.-based insurance and reinsurance subsidiaries, and their respective domiciliary state regulators (the "Domiciliary States") are as follows:
•SiriusPoint America Insurance Company (New York State Department of Financial Services (“NYDFS”));
•SiriusPoint Specialty Insurance Corporation (New Hampshire Insurance Department); and
•Oakwood Insurance Company (Tennessee Department of Commerce and Insurance).
State Accreditation and Monitoring
All state insurance regulatory bodies with jurisdiction over SiriusPoint's U.S.-based insurance and reinsurance subsidiaries are accredited by the National Association of Insurance Commissioners ("NAIC"). Accredited states generally follow the model laws developed by the NAIC. However, there are jurisdictional differences that require reference to each state's insurance laws. States have laws establishing the standards that an insurer must meet to maintain its license to write business. In addition, all states, including the Domiciliary States, have enacted laws substantially similar to the NAIC's risk-based capital ("RBC") standards for property and casualty companies, which are designed to determine minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. The RBC formula for property and casualty insurance companies measures three major areas of risk: (i) underwriting, which encompasses the risk of adverse loss developments and inadequate pricing; (ii) declines in asset values arising from market and/or credit risk; and (iii) off-balance sheet risk arising from adverse experience from non-controlled assets, guarantees for affiliates or other contingent liabilities and excessive premium growth. RBC reports are provided annually to state regulators as part of an insurer's financial reporting requirements. Insurers having less total adjusted capital than that required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. As of December 31, 2024, SiriusPoint's U.S. domiciled subsidiaries exceeded all required RBC regulatory thresholds.
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
The NAIC's Insurance Holding Company System Regulatory Model Act (the "Holding Company Model Act"), addresses the concept of "enterprise risk" within an insurance holding company system and provides enhanced authority for states to regulate insurers as well as their affiliated entities and imposes more extensive informational requirements on parents and other affiliates of licensed insurers or reinsurers for the purpose of protecting licensed companies from enterprise risk. The Holding Company Model Act requires the ultimate controlling person in an insurer's holding company structure to identify and annually report to state insurance regulators material risks within the structure that could pose enterprise risk to the insurer. Each of the Domiciliary States has substantially adopted the Holding Company Model Act.
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
Pricing, Investments and Dividends
Nearly all states have insurance laws requiring licensed property and casualty insurance companies to file their rates, rules and policy or coverage forms with the state's regulatory authority. In most cases, such rates, rules and forms must be approved prior to use. While pricing laws vary from state to state, their objectives are generally to ensure that rates are not excessive, unfairly discriminatory or used to engage in unfair price competition. The ability and timing of SiriusPoint's U.S.-

based insurance and reinsurance subsidiaries to increase rates are dependent upon the regulatory requirements in each state where policies are sold.
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
Based upon these formulas, as of December 31, 2024, SiriusPoint America has dividend capacity without prior approval of the applicable regulatory authority, while Oakwood and SiriusPoint Specialty do not have dividend capacity without prior approval of the applicable regulatory authorities.
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
The Dodd-Frank Act also authorizes the FIO to assist the Treasury Department in negotiating covered agreements. A covered agreement is an agreement between the U.S. and one or more foreign governments, authorities or regulatory entities, regarding prudential measures with respect to insurance or reinsurance. The FIO is further charged with determining, in accordance with the procedures and standards established under the Dodd-Frank Act, whether state laws are preempted by a covered agreement. Pursuant to this authority, in September 2017, the U.S. and the European Union (“EU”) signed a covered agreement (the "Covered Agreement") to address, among other things, reinsurance collateral requirements. U.S. state regulators had 60 months, or five years, to adopt reinsurance reforms removing reinsurance collateral requirements for E.U. reinsurers that meet the Covered Agreement's prescribed minimum conditions or else state laws imposing such reinsurance collateral requirements could have been subject to federal preemption. On June 25, 2019, the NAIC Executive Committee and Plenary adopted revisions to the Credit for Reinsurance Model Law and Regulation ("Model Law and Regulation") which incorporate relevant provisions of the Covered Agreement. Thereafter, individual states began a process of adopting the Model Law and Regulation. As of August 2022, all 50 states and 6 U.S. territories incorporated revisions of the Credit for Reinsurance Model Law to their respective legal frameworks. The reinsurance collateral provisions of the Covered Agreement may increase competition, in particular with respect to pricing for reinsurance transactions, by lowering the cost at which competitors are able to provide reinsurance to U.S. insurers.
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
Issues surrounding data security and the safeguarding of consumers' protected information are under increasing regulatory scrutiny by state and federal regulators, particularly in light of the number and severity of recent U.S. companies' data breaches. The Federal Trade Commission, the Federal Bureau of Investigation, the Federal Communications Commission, the NYDFS, and the NAIC have undertaken various studies, reports and actions regarding data security for entities under their respective supervision. Some states have recently enacted new insurance laws that require certain regulated entities to implement and maintain comprehensive information security programs to safeguard the personal information of insureds and enrollees. For example, New York requires financial institutions, including certain of SiriusPoint's U.S.-based insurance and reinsurance subsidiaries, to establish a cybersecurity program with specific technical safeguards and requirements regarding governance, incident planning, data management, system testing and regulator notification. In addition, the California Consumer Privacy Act of 2018 (“CCPA”), which took effect January 1, 2020, and which amended Proposition 24, the California Privacy Rights Act (“CPRA”), added new additional privacy protections beginning January 1, 2023. The CPRA and CCPA require SiriusPoint to comply with obligations to identify and secure personal data, among other requirements.
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
The Solvency II Regulation requirements in respect of insurance groups include group solvency and capital requirements, group disclosure and supervisory reporting, and undertaking a group own risk and solvency assessment. The Bermuda commercial insurance regulatory regime has been approved by the European Commission as being Solvency II equivalent. Therefore, the Solvency II group requirements are capped at the highest European entity, Sirius Group International S.à r.l. Accordingly, the Swedish Financial Supervisory Authority (the "SFSA") is the group supervisor for the Solvency II group, and the BMA has been designated as the group supervisor for SiriusPoint and subsidiaries.
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
The General Data Protection Regulation (E.U. 2016/679) ("GDPR") became effective on May 25, 2018. The GDPR is intended to harmonize data protection procedures and enforcement across the European Union (the “EU”) and achieve consistency with the system for ensuring privacy online and it is directly applicable to data controllers and data processors in all member states. Many of the provisions of the GDPR have a significant impact on data controllers and processors who are active within the EEA, and those who are located outside it, including SiriusPoint. The penalties for breach of GDPR and IDD are substantial.
Sweden Insurance Regulation
SiriusPoint International is subject to regulation and supervision by the SFSA. As Sweden is a member of the EU, the SFSA supervision of branches is recognized across all locations within the E.U. (apart from customer conduct that is regulated and supervised locally across the EU). The SFSA has broad supervisory and administrative powers over such matters as licenses, governance and internal control, standards of solvency, investments, methods of accounting, form and content of financial statements, minimum capital and surplus requirements, and annual and other report filings. Non-compliance can be sanctioned by warnings, fees or withdrawal of license.
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

As of December 31, 2024, SiriusPoint International's Safety Reserve was SEK5.7 billion, or $521.0 million (based on the December 31, 2024 SEK to USD exchange rate). Under Swedish GAAP, an amount equal to the Safety Reserve, net of a related deferred tax liability established at the Swedish tax rate, is classified as common shareholders' equity. Generally, this deferred tax liability ($107.3 million based on the December 31, 2024 SEK to USD exchange rate) is required to be paid by SiriusPoint International if it fails to maintain prescribed levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, the related deferred tax liability is not taken into account by Swedish regulatory authorities for purposes of calculating Solvency Capital under Swedish insurance regulations.
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
SiriusPoint International Insurance Corporation (publ) had previously been operating in the U.K. under an EEA branch passporting license and applied to the PRA to transform the branch to a third country insurance branch. Approval from the PRA to operate the third country insurance branch was granted in March 2022. SiriusPoint International Insurance Corporation (publ) is also supporting Syndicate 1945 through Sirius International Corporate Member, a corporate member of Lloyd's.
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
The governing body of the Lloyd's market is the Council of Lloyd's (the "Council"). The Council is responsible for the supervision and management of the Lloyd's market and it has the power to regulate and direct the business of the market. The Lloyd's Act, bylaws, requirements made under bylaws, principles for doing business (‘Principles,’ previously, minimum standards, which were transitioned in 2022 to outcome based principles for doing business), guidance, codes of conduct and bulletins issued by or under the authority of the Council together contain the powers and requirements that apply in respect of businesses operating in the Lloyd's market. In addition, Lloyd's prescribes, in respect of its managing agents and corporate and individual members ("Members"), Principles relating to their management and control, financial resources and various other requirements. In addition, as dual-regulated firms, managing agents must comply with the relevant parts of the PRA Rulebook and the FCA Handbook (including FCA capital resources requirements). SiriusPoint participates in the Lloyd's market through the 100% ownership of Sirius International Corporate Member, which is the sole member of Syndicate 1945. Syndicate 1945 commenced underwriting on July 1, 2011 and is managed by another wholly-owned subsidiary within SiriusPoint, Sirius International Managing Agency. Lloyd's approved net capacity for Syndicate 1945 in 2025 is £208.0 million, or approximately $260.3 million (based on the December 31, 2024 GBP to USD exchange rate). Stamp capacity is a measure of the amount of net premium (gross premiums written less acquisition costs) that a syndicate is authorized by Lloyd's to write.
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
Lloyd's has wide discretionary powers to regulate a Member's underwriting. All syndicates at Lloyd's must also submit their business plans to Lloyd's for approval and amendments or restrictions may be applied to proposed business plans, or, in extreme circumstances, approval may be refused which would lead to that syndicate ceasing to underwrite for the following year of account.
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
Human Capital
In 2024, we believe we have made meaningful strides in continuing to build a dedicated workforce and positive workplace culture. We believe our core values of integrity, customer focus, solution-oriented approaches, diversity, and collaboration are among the driving forces behind our Company’s performance and long-term success.
To thrive in a competitive market, we aim to attract and retain top talent with the skills, values and behaviors that align with our core values. We believe our people strategy is vital for our continued business growth and profitability. Key focus areas include:
•Employee Engagement
Our latest employee engagement survey in 2024, which was conducted at the group level and certain subsidiaries, saw a response rate of 94%, up from 81% in 2023, as well as increase in our net promoter score. We launched Listening Groups in 2024, which we believe have yielded meaningful insights. We also launched a peer-to-peer recognition tool for our employees.
•Strong and Capable Leadership
We believe that effective leadership at all levels is crucial for cultivating a high-performing culture and reinforcing our organizational values. Consequently, we have made significant investments in leadership development to advance our Purpose, Vision, Values, and Culture, as well as to successfully execute our strategy. In 2024, we introduced Leadership Principles to enhance leadership capabilities and facilitate informed decision-making. Additionally, we invested resources to identify and developing emerging leaders in 2024, and expect to continue these efforts in 2025.
•Refining our Organization
We have concentrated on structuring our organization to promote high performance, enhance global collaboration, address cross-team barriers, and optimize organizational design strategies. This has involved conducting organizational design exercises to ensure optimal structure, processes, and teams. We have delivered a globally focused organizational design with a “One SiriusPoint” and “Underwriting First” culture, maintaining a global emphasis across underwriting and support teams. Additionally, we have strengthened our efforts with new teams dedicated to legacy business and Program Management Office. Our change program is crucial for the next phase of our journey towards becoming best in class, focusing on significantly enhancing our infrastructure and processes.
•Building Deeper Roots through Succession Planning
In consultation with our Board and Compensation Committee, we completed succession plan review for key leadership roles in our organization, creating action plans to build depth across all teams that we expect to review periodically. The emerging leaders program also supports this effort.
•Investing for Growth
We have hired exceptional talent to drive our growth and will keep focusing on upskilling our teams, especially in core technical areas.
•Strengthening our Performance Management Culture
In 2024, we focused on empowering line managers through targeted training and coaching in performance management. Additionally, we placed greater emphasis on employee recognition and the development of a strong feedback culture. We have implemented a robust performance management infrastructure that includes goal setting, periodic performance reviews, and training and coaching support.
•Building an Inclusive and Engaged Workplace
In 2024, we continued to invest in building a strong inclusion culture and evaluated our policies to support an inclusive workplace.
•Building our Employee Proposition
We offer transparent reward and recognition programs, competitive pay and benefits for our employees.
Talent Development and Progression
We are committed to enhancing employee growth and building a sustainable organizational framework. This year, we implemented succession planning action plans and prioritized early career recruitment to strengthen our talent pipeline. Our commitment to developing emerging leaders is further exemplified through our Leadership Principles initiatives.
We conducted succession assessments for over 75 individuals in critical roles to identify skill gaps and people investment priorities. Additionally, we launched a harmonized performance management cycle, training modules based on our Leadership Principles, and piloted Early Career training programs. We also introduced resources to strengthen project management capabilities.
Our ongoing initiatives focus on cultivating and enhancing our talent pools. We encourage employees to expand their skills and seek new opportunities through knowledge sharing. Our focus on creating an inclusive atmosphere ensures that every team member feels valued, empowered, and motivated to excel in their roles.
Workforce Statistics
As of December 31, 2024, our workforce, which encompasses our wholly-owned MGAs, has expanded to 1,072 employees across 14 countries, marking an increase from 1,063 employees as of December 31, 2023. 43% (456 employees) of our workforce is situated outside of North America. Our gender representation includes 59% female employees (631 employees) and 41% male employees (441 employees). Additionally, 94% (1,012 employees) of our team members are in full-time positions, while 6% (60 employees) work part-time.
Career Development
At SiriusPoint, we focus on leadership, continuous learning, and professional development to support our employees in improving their skills and reaching their career goals. Our diverse global presence provides individuals with opportunities for experiential learning and mentorship, promoting an environment of innovation and collaboration.
We offer tuition and certification reimbursement programs to support employee education and skill enhancement. Investing in our workforce helps us tackle new challenges and develop innovative solutions for our customers' evolving needs.

Our leadership team is committed to developing internal talent through talent assessment, succession planning, and performance management. We have implemented leadership workshops and committed to additional training programs that incorporate our leadership principles, ensuring comprehensive development interventions.
To further support professional growth, we have deployed the LinkedIn Learning platform, providing employees with access to a variety of resources and courses aligned with their career goals. Additionally, SiriusPoint facilitated its second annual Senior Leadership Collaboration Day to boost leadership dialogue and synergy.
Our MGA partners have introduced a Manager Development Series, focused on enhancing the skills of people managers globally, covering topics such as performance feedback and employment law basics. They have also implemented job shadowing initiatives to promote learning and development while fostering future growth opportunities. Armada has launched a new learning management system and developed career path matrices. Managers are conducting skills gap analyses and engaging in career development conversations with team members to guide their professional journeys.
Diversity, Equity, Inclusion, & Belonging
Diversity, Equity, Inclusion, and Belonging (“DEI&B”) are integral to our success. We value the diverse perspectives, backgrounds, and contributions of our global workforce, recognizing that a wide range of experiences fosters innovation and enhances our organizational culture. We are committed to supporting DEIB principles and continually strive to attract and retain qualified talent globally from diverse backgrounds.
Workforce Compensation
We align employee compensation with the company's overall performance and individual contributions. Our goal is to offer competitive packages that attract and retain top talent. Management, along with the Compensation Committee of the Board, works with third-party compensation consultants and advisors to ensure our incentive programs remain competitive within the market. Our performance-driven structure includes base salary, short- and long-term incentives, and comprehensive benefits worldwide.
Health and Safety
We are committed to the overall well-being of employees and their dependents. This includes comprehensive benefits packages, wellness initiatives, and response plans for workplace safety.
In collaboration with our U.S. subsidiaries, we harmonized our health benefits and 401(k) plans in 2023, resulting in enhanced offerings for our employees. This year, we reviewed our benefits to ensure they remain competitive, cost-effective, and responsive to employees’ needs.
We have made significant progress in integrating benefit offerings across the organization to ensure alignment and consistency. Our employee benefits include flexible spending accounts, wellness initiatives, parental leave, medical disability policies, and provisions for remote and hybrid work arrangements. In addition, we actively sponsor social clubs and internal initiatives aimed at promoting wellness.
Our Employee Assistance Program provides counseling and mental health resources for employees and their families, addressing both financial and psychological well-being. We continuously monitor health and safety issues and make necessary adjustments to support our employees and ensure the seamless operation of our business.
Community Involvement
SiriusPoint is dedicated to positively influencing the communities where we operate. We encourage our employees to actively participate in local causes and philanthropic initiatives. In 2024, our workforce demonstrated this commitment through various local initiatives.
Available Information
SiriusPoint files annual, quarterly and current reports and other information with the Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet website (www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC, including us. You may also access, free of charge, our reports filed with the SEC (for example, our Annual Report, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and any amendments to those forms) through the “Investor Relations” portion of our Internet website

(www.siriuspt.com). Reports filed with or furnished to the SEC will be available as soon as reasonably practicable after they are filed with or furnished to the SEC. We intend to use our website as a means of disclosing material, non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts. We also make available, free of charge from our website, our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, Governance and Nominating Committee Charter, Investment Committee Charter and Board of Directors Communications Policy. Such information is available to print for any shareholder who sends a request to SiriusPoint Ltd., Attn: Office of the Corporate Secretary, Point Building, 3 Waterloo Lane, Pembroke, Bermuda, HM 08. Our website is included in this Annual Report as an inactive textual reference only. The information found on our website is not part of this or any other report filed with or furnished to the SEC.
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
•Market, Credit and Liquidity Risks. Market, credit and liquidity risks include risks related to the performance of financial markets, impact of inflation, foreign currency fluctuations, economic and political conditions, inability to raise the funds necessary to pay the principal of our interest on our outstanding debt obligations and a downgrade or withdrawal of our financial ratings.
•Competition Risks. Competition risks include risks related to our ability to compete successfully in the insurance and reinsurance market and the effect of consolidation in the insurance and reinsurance industry.
•Operational Risks. Operational risks include risks related to retention of key employees and internal controls.
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
•Other Risks. Other risks and uncertainties listed in this Annual Report and any subsequent reports filed with the SEC.
Risks Relating to Our Business
We may not successfully implement our strategic transformation or fully realize the anticipated benefits from the transformation.
As part of our strategic transformation, we have focused on: (i) re-underwriting to reduce underwriting volatility and improve performance, (ii) de-risking our investment portfolio and (iii) re-balancing the business mix in our portfolio and growing the Insurance & Services segment. Further, as part of our strategic transformation, we made changes to the structure and composition of our international branch network. We reduced the locations from which we underwrite property catastrophe reinsurance. We closed our offices in Hamburg, Miami and Singapore, and reduced our footprint in Liege and Toronto. Following these closures and the scaling of our operations, we continue to serve clients and underwrite property catastrophe reinsurance business from Bermuda.
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
We cannot assure you that we will be able to continue to successfully implement our transformation initiatives. Further, our ability to achieve the anticipated benefits of this transformation, including the anticipated levels of cost savings and efficiencies, within expected timeframes is subject to many estimates and assumptions, which are, in turn, subject to significant economic, competitive and other uncertainties, some of which are beyond our control. We may not be able to successfully implement, or fully realize the anticipated positive impact of, our transformation initiatives, or execute successfully on our transformation strategy, in the expected timeframes or at all. In addition, our efforts, if properly executed, may not result in our desired outcome of improved financial performance.
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
In 2024, economies around the world continued to experience heightened levels of inflation, which caused central banks to respond by raising interest rates. In operating our business, we are continuing to experience the effects of inflation. Furthermore, our operations, like those of other insurers and reinsurers, are susceptible to the effects of inflation because premiums are established before the ultimate amounts of losses and loss expenses are known. Although we consider the potential effects of inflation when setting premium rates, premiums may not fully offset the effects of inflation and thereby essentially result in underpricing the risks we insure and reinsure. Loss reserves include assumptions about future payments for settlement of claims and claims-handling expenses, such as the value of replacing property, associated labor costs for the property business we write and litigation costs. To the extent inflation causes costs to increase above loss reserves established for claims, we will be required to increase loss reserves with a corresponding reduction in net income in the period in which the deficiency is identified, which may have a material adverse effect on our results of operations or financial condition. Unanticipated higher inflation could also lead to additional interest rate increases, which would negatively impact the value of our fixed income securities and potentially other investments. To the extent higher inflation could lead to currency fluctuations, we may also experience increased volatility in foreign exchange gains and losses in our financial statements.
Technology breaches or failures, including those resulting from a malicious cyber-attack on us or our business partners and service providers, could disrupt or otherwise negatively impact our business.
Our business depends upon our ability to securely process, store, transmit and safeguard confidential and proprietary information that is in our possession. This information includes confidential information relating to our business, personally identifiable information and protected health information belonging to employees, customers, claimants and business partners. We implement and maintain reasonable security processes, practices and procedures appropriate to the nature of the information we hold, and we rely on sophisticated commercial control technologies to maintain security and confidentiality of our systems. Nevertheless, our systems are vulnerable to a variety of forms of unauthorized access, including hackers, computer viruses, and cyber-attacks from individual or state actors, as well as breaches that result from employee error or malfeasance or lost or stolen computer devices. For example, the Russia/Ukraine conflict has created, and may, along with other global conflicts, continue to create heightened cybersecurity threats to our information technology infrastructure.
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
We cannot assure you that we will be able to compete successfully in the insurance and reinsurance market. Our failure to compete effectively would significantly and negatively affect our financial condition and results of operations may increase the likelihood that we are deemed to be a passive foreign investment company or an investment company. See “Risks Relating to Taxation—If we were treated as a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes, our U.S. shareholders would be subject to adverse tax consequences.”
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
Given the inherent uncertainty of models and software, their usefulness as a tool to evaluate risk is subject to a high degree of uncertainty that could result in actual losses that are materially different than our estimates including PMLs, and our financial results may be adversely impacted, perhaps significantly.
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
Our estimates and judgments are based on numerous factors and may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed, as loss trends and claims inflation impact future payments, or as current laws or interpretations thereof change. Due to the many assumptions and estimates involved in establishing reserves and the inherent uncertainty of modeling techniques, the reserving process is inherently uncertain. It is expected that some of our assumptions or estimates will prove to be inaccurate, and that our actual net claims and claim expenses paid and reported will differ, perhaps materially, from the reserve estimates reflected in our financial statements. For example, our significant gross and net reserves associated with the large catastrophe events in the past several years remain subject to significant uncertainty. As information emerges and losses are paid, we expect our reserves may change, perhaps materially.
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
We write reinsurance contracts and insurance policies that cover unpredictable catastrophic events. Covered unpredictable catastrophic events, predominantly in our insurance and reinsurance property lines of business, include natural perils and other disasters, such as hurricanes, windstorms, earthquakes, floods, wildfires and severe winter weather. Catastrophes can also include terrorist attacks, explosions, infrastructure failures and pandemics similar to the COVID-19 pandemic. We have significant exposure to a potential major earthquake or series of earthquakes in various geographic regions, including in

California, the Midwestern United States, Canada, and Latin America. We also have significant exposure to windstorm and flood damage in various geographic regions, including Northern Europe and the United States. While we have taken steps to reduce our exposure to catastrophe risks, these risks may still affect our results of operations and financial condition. For more information about our risks due to terrorist attacks, see “Risks Relating to Our Business—We have exposure to potential terrorist acts that can materially and adversely affect our business, results of operations and/or financial condition.”
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
We have material exposures arising from our coverages for natural disasters and catastrophes. Changes in climate conditions have resulted in increased severity and frequency of weather-related natural disasters and catastrophes. For example, during the year ended December 31, 2024, the industry experienced several significant severe weather events. In addition, rising sea levels are expected to add to the risks associated with coastal flooding in many geographical areas. We believe that these changes in climate conditions, when coupled with projected demographic trends in catastrophe-exposed regions, have increased the average economic value of expected losses, increased the number of people exposed per year to natural disasters and in general have exacerbated disaster risk, including risks to infrastructure, global supply chains and agricultural production. This could lead to higher overall losses that we may not be able to recoup, particularly in the current economic and competitive environment, and in light of higher insurance and reinsurance costs. Over the long-term, global climate change could impair our ability to predict the costs associated with future weather events and could also give rise to new environmental liability claims in the energy, manufacturing and other industries we serve.
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
The maintenance of an "A-" or better financial strength rating from AM Best and/or S&P of “A3” or better financial strength rating from Moody’s is particularly important to our operating insurance and reinsurance subsidiaries to bind property and casualty insurance and reinsurance business in most markets. In addition, issuer credit ratings are used by existing or potential investors to assess the likelihood of repayment on a particular debt issue. Accordingly, the maintenance of an investment grade credit rating (e.g., "BBB-" or better from S&P or Fitch) is important to our ability to raise new debt with acceptable terms. Strong credit ratings are important factors that provide better financial flexibility when issuing new debt or restructuring existing debt. A downgrade, withdrawal or similar action concerning our credit ratings could limit our ability to raise new debt or could make new debt more costly and/or result in more restrictive conditions.
In December 2024, we entered into a $400 million senior unsecured revolving credit facility (the “Facility”) with JPMorgan Chase Bank, N.A. as administrative agent. In certain circumstances, a downgrade of our debt ratings will result in an increase in interest rates and fees, which could require the use of cash that we might otherwise use in operating our business. See “Risks Relating to Our Business—Inability to service our indebtedness could adversely affect our liquidity and financial condition and could potentially result in a downgrade or withdrawal of our credit ratings, any of which could adversely affect our financial condition and results of operations.”
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
Through our multinational reinsurance operations, we conduct business in a variety of non-U.S. currencies, the principal exposures being the Swedish Krona, British Pound Sterling, Euro, Canadian Dollar and Australian Dollar. As a result, a significant portion of our assets, liabilities, revenues and expenses are denominated in currencies other than the U.S. dollar and are therefore subject to foreign currency risk. Significant changes in foreign exchange rates may adversely affect our results of operations and financial condition.
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
Our future success depends to a significant extent on the efforts of our senior management and our senior underwriting executives to implement our business strategy. We believe there are only a limited number of available and qualified executives with substantial experience in our industry. Accordingly, the loss of the services of one or more of the members of our senior management or other key personnel could delay or prevent us from fully implementing our business strategy and, consequently, significantly and negatively affect our business. In addition, we have offices in various jurisdictions such as Belgium, Bermuda, Canada, Sweden, Switzerland, the U.K., and the U.S. many of which may have residency and other mandatory requirements that may affect our personnel. For example, our ability to hire in Bermuda is constrained by Bermuda law, which provides that non-Bermudians are not permitted to engage in any occupation in Bermuda without an approved work permit from the Bermuda Department of Immigration. If the Bermuda Department of Immigration, or any similar governing body in any of the jurisdictions in which we maintain offices, changes its current policies with respect to work permits resulting in our employees being unable to work in such jurisdictions, our operations could be disrupted and our financial performance could be adversely affected.
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
We or our subsidiaries may in the future incur or guarantee additional indebtedness. The indentures governing the 2017 SEK Subordinated Notes and 2024 Senior Notes do not limit the amount of additional indebtedness we may incur. Our debt combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:
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
At maturity, the entire outstanding principal amount of our 2017 SEK Subordinated Notes and 2024 Senior Notes, plus any accrued and unpaid interest, will become due and payable. We must pay interest in cash on the notes quarterly, or semi-annually as applicable.

We may not have enough available cash or be able to obtain sufficient financing at the time we are required to make these payments. Furthermore, our ability to make these payments may be limited by law, by regulatory authority or by agreements governing our indebtedness. Our failure to pay interest when due, if uncured for 30 days, or our failure to pay the principal amount when due, will constitute an event of default under the indentures governing the 2017 SEK Subordinated Notes and 2024 Senior Notes. A default under the indentures could also lead to a default under agreements governing our indebtedness. If the repayment of that indebtedness is accelerated as a result, then we may not have sufficient funds to repay that indebtedness or to pay the principal or interest on the 2017 SEK Subordinated Notes and 2024 Senior Notes.
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
It is not possible at this time to fully predict the future prospects or other characteristics of such businesses. Moreover, many of the MGAs we have invested in, and may invest in, are early-stage companies that carry higher operating expenses and a higher degree of uncertainty. Our investments in MGAs are illiquid, and we are subject to transfer restrictions in relation to those investments. We may be unable to sell our interests in those investments at the desired time or to find a buyer for our interests, and therefore, we are at risk of highly variable returns on investments and substantial or total loss in relation to those investments. Although we intend to conduct business, financial and legal due diligence in connection with the evaluation of any future investment opportunities, our due diligence investigations may not identify every matter that could have a material adverse effect on us. Efforts to pursue certain investment opportunities may be unsuccessful or require significant financial or other resources, which could have a negative impact on our operating results and financial condition.
We face risks associated with delegating authority to third party MGAs to secure insurance and reinsurance policies on our behalf. Failure to oversee and manage these MGAs could result in a concentration of risk in certain overlapping areas and/or result in significant losses which could have an adverse effect on our business, financial condition, and operating results.
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
SiriusPoint’s investment portfolio is overseen in accordance with the investment policy and guidelines approved by the Investment Committee of the SiriusPoint board of directors. As of December 31, 2024, SiriusPoint’s investment portfolio consisted of fixed maturity investments, short-term investments, other long-term investments, including hedge funds, private equity funds, and direct investments in equity, and related party investment funds.
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
SiriusPoint's activities are subject to extensive regulation under the laws and regulations of the U.S., the U.K., Bermuda, Sweden and the E.U. and its member states and the other jurisdictions in which SiriusPoint operates.
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
SiriusPoint devotes a significant amount of time and resources to complying with various regulatory requirements imposed in Bermuda, Sweden, the U.S., the E.U. and the U.K. and various other jurisdictions around the globe. There remains significant uncertainty as to the impact that these various regulations and legislation will have on SiriusPoint. Such impacts could include constraints on SiriusPoint's ability to move capital between subsidiaries or requirements that additional capital be provided to subsidiaries in certain jurisdictions, which may adversely impact SiriusPoint's profitability. In addition, while SiriusPoint currently has excess capital and surplus under applicable capital adequacy requirements, such requirements or similar regulations, in their current form or as they may be amended in the future, may have a material adverse effect on SiriusPoint's business, financial condition or results of operations.
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
In addition to the complexity of the laws and regulations themselves, the development of new laws and regulations or changes in application or interpretation of current laws and regulators or conflict between them also increases our legal and regulatory compliance complexity. The recent change in presidential administration could impact U.S. healthcare, insurance and other policies and could result in substantial changes that may have a material effect on our business. SiriusPoint, its employees, or its agents acting on SiriusPoint's behalf may not be in full compliance with all applicable laws and regulations or their interpretation by the relevant authorities and, given the complex nature of the risks, it may not always be possible for SiriusPoint to ascertain compliance with such laws and regulations.
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
In addition, SiriusPoint may be impacted by changes in the political environment in Bermuda, which could make it difficult to operate in, or attract talent to, Bermuda. Bermuda is a small jurisdiction and may be disadvantaged in participating in global or cross border regulatory matters as compared with larger jurisdictions such as the U.S. or the leading E.U. countries. Bermuda, which is an overseas territory of the United Kingdom, may consider changes to its relationship with the United Kingdom in the future. A change to Bermuda's regulatory or political environment could have an adverse effect on the international reinsurance market focused there which could, in turn, have a material adverse impact on SiriusPoint.

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

The impact of the withdrawal of the U.K. from the E.U. in 2019/20, referred to as “Brexit”, on the U.K. economy continues to incrementally develop but has largely stabilized, however aspects of the post Brexit arrangements remain under review between the U.K. and E.U. and continue to develop. The continued post-Brexit political landscape and dialogue between the U.K. and E.U. could result in potential negative impacts, such as increased volatility and illiquidity, and potentially lower economic growth on markets in the U.K. and Europe, which may negatively impact the value of SiriusPoint's investment portfolio, business and results of operations.

Our operating subsidiaries are subject to minimum capital and surplus requirements, and our failure to meet these requirements could subject us to regulatory action.
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
The Company has capital and liquidity in many of its subsidiaries, some of which may reflect undistributed earnings. If such capital or liquidity were to be paid or distributed to the Company or to one of its intermediary subsidiaries as dividends or otherwise, they may be subject to withholding tax by the source country and/or income tax by the recipient country. The Company generally intends to operate, and manage its capital and liquidity, in a tax-efficient manner. However, the applicable tax laws in relevant countries are still evolving, including in connection with guidance and proposals from the Organisation for Economic Co-Operation and Development (“OECD”). Accordingly, such payments or distributions may be subject to income or withholding tax in jurisdictions where they are not currently taxed or at higher rates of tax than currently taxed, and the applicable tax authorities could attempt to apply income or withholding tax to past earnings or payments.
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
Based on our assets, income, applicable financial statements and activities, including those of our subsidiaries engaged in the active conduct of an insurance business, we do not expect that we will be treated as a PFIC in 2024. However, this conclusion is not free from doubt and the IRS could take a contrary position. While we expect that our insurance subsidiaries will qualify for the active insurance income exception for qualifying insurance corporations, in the absence of other detailed guidance, our insurance subsidiaries may not meet the requirements for this exception. Moreover, PFIC classification is a factual determination made annually, and even if we are not a PFIC in 2024, we could become a PFIC in later years. Accordingly, we cannot assure you that we will not be treated as a PFIC for 2024 or for any future year.
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
Since 2017, the member countries of the G20/OECD Inclusive Framework on BEPS have developed a two-pillar approach to address the tax challenges arising from the digitalization of the economy. “Pillar One” addresses nexus and profit allocation challenges, while “Pillar Two” addresses perceived base erosion. Pillar One includes exclusions for Regulated Financial Services; therefore we do not anticipate a material impact on insurance and reinsurance groups. In December 2021, the OECD published two global anti-base erosion model rules under Pillar Two (the “GloBE Rules”), which implement a 15% global minimum tax applicable for multinational groups. The first GloBE Rule is the income inclusion rule (“IIR”), which imposes “top-up” tax on a parent entity in respect of the income of a subsidiary that is taxed at less than 15%. The second GloBE Rule is the “undertaxed payments” rule, which denies deductions or requires an equivalent adjustment to the extent the income of an affiliate which is taxed at less than 15%. On January 1, 2024, the GloBE Rules went into effect in the EU, including a minimum top-up tax rate of 15% for multinational companies, with many E.U. member states enacting corollary legislation as part of their respective domestic tax laws. The United Kingdom enacted comparable legislation, also effective from January 1, 2024.

In response to, and in alignment with, the GloBE Rules, the government of Bermuda enacted the Corporate Income Tax Act 2023 (the “Bermuda CIT”) on December 27, 2023. The Bermuda CIT generally will impose a 15% income tax on certain Bermudian entities that are part of large multinational groups effective from January 1, 2025. Prior to the enactment of the Bermuda CIT, many such entities would otherwise have been exempt from income tax pursuant to the Exempted Undertakings Tax Protection Act 1966. Several of our entities are in scope of the Bermuda CIT, and we expect that they will be subject to the Bermuda CIT starting in 2025.
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
As of December 31, 2024, approximately 21 million common shares were reserved for issuance under our current share incentive plans and in connection with restricted share award agreements entered into between us and certain of our employees and directors. In addition, as of December 31, 2024, there were share options outstanding (subject to vesting) for approximately 2 million common shares. We have registered on a Form S-8 registration statement these shares and all common shares that we may in future issue under our equity compensation plans. As a result, these shares can be freely sold in the public market upon issuance, subject to certain limitations applicable to affiliates.
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
As of December 31, 2024, CM Bermuda, Daniel S. Loeb and affiliates associated with Mr. Loeb (collectively, the “Loeb Entities”) and BlackRock, Inc. beneficially own approximately 28.2%, 9.4% and 9.3% of our issued and outstanding common shares, respectively. Pursuant to the Investor Rights Agreement, between the Company and CM Bermuda, dated as of February 26, 2021 (the “CMB Investor Rights Agreement”), CM Bermuda and its affiliates’ voting power in the Company is capped at 9.9%, in accordance with the terms described in the CMB Investor Rights Agreement and our Bye-laws. As a result of the concentration of ownership, CM Bermuda, the Loeb Entities and BlackRock, Inc. could exercise influence over matters requiring shareholder approval, including approval of significant corporate transactions, which may reduce the market price of our common shares.
However, on August 1, 2024, we entered into the CMIG Series A and Repurchase Agreement with CM Bermuda and CMIG International Holding Pte. Ltd. pursuant to which we repurchased 9,077,705 of our issued and outstanding common shares held by CM Bermuda, which were cancelled and retired. We also repurchased all Series A Preferred shares held by CM Bermuda in connection therewith. On December 30, 2024, we entered into the CMIG Securities Purchase Agreement with CM Bermuda which provides that, subject to the satisfaction or waiver of certain customary conditions, we will repurchase all common shares and all warrants to purchase common shares held by CM Bermuda, amounting to 20,991,337 being repurchased at a price of $3.56 per warrant and 45,720,732 common shares being repurchased at a price of $14.25 per common share. Following the closing, CM Bermuda will have no remaining ownership interest in SiriusPoint. The common shares will be purchased into treasury and the warrants will be cancelled at the closing. The closing is expected to be completed on or before February 28, 2025. For further details, see Note 3 “Significant Transactions” in our audited consolidated financial statements included elsewhere in this Annual Report.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
The Company is subject to several cybersecurity and data privacy laws and regulations promulgated by the BMA, NYDFS, E.U. and U.K. The Company’s risk management program is designed to comply with these laws and regulations.
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
In general, the Company seeks to address material cybersecurity threats through a company-wide approach that addresses the confidentiality, integrity, and availability of the Company’s information systems or the information that the Company collects and stores, by assessing, identifying and managing cybersecurity issues as they occur. Given the increasing sophistication of cybersecurity threats, including those leveraging artificial intelligence, the Company regularly reviews and updates its strategies and technologies to ensure they remain effective in the face of emerging threats.
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
Material Effects of Cybersecurity Incidents
Risks as a result of any known cybersecurity threats and incidents, have not materially affected and are not reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.
Item 2. Properties
The Company leases office space in Pembroke, Bermuda where the Company’s principal executive office is located. Additionally, the Company leases office space throughout the United States, Canada, United Kingdom and Europe. We renew and enter into new leases in the ordinary course of business. We believe that our office space is sufficient for us to conduct our operations for the foreseeable future. For further discussion of our leasing commitments at December 31, 2024, refer to Note 21 “Commitments and contingencies” in our audited consolidated financial statements included elsewhere in this Annual Report.
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
Our common shares are listed on the NYSE under the symbol “SPNT”. On February 18, 2025, the latest practicable date, there were 278 holders of record of our common shares. This number does not include shareholders for whom our shares were held in “street” name.
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
Performance
The following graph compares the cumulative total shareholder return on our common shares as compared to the cumulative total return of (1) S&P 500 Composite Stock Index (“S&P 500”) and (2) the Dow Jones Property & Casualty Insurance Index (“Dow Jones P&C”) for the five year period commencing December 31, 2018 through to December 31, 2024. The share price performance presented below is not necessarily indicative of future results.

	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024
tSPNT	$100.00	$90.49	$77.28	$56.08	$110.27	$155.80
■S&P 500	$100.00	$116.26	$147.52	$118.84	$147.64	$182.05
▲Dow Jones P&C	$100.00	$100.95	$120.18	$135.90	$151.99	$199.76
1.The above graph assumes that the value of the investment was $100 on December 31, 2019.
2.This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933 or the Securities and Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
Issuer Purchases of Equity Securities
During the year ended December 31, 2024, the Company repurchased 54,798,437 of its common shares from CM Bermuda for $776.5 million, including $483.0 million to be paid at the closing of the transaction on or before February 28, 2025. For further details, see Note 3 “Significant transactions” in our audited consolidated financial statements included elsewhere in this Annual Report.

During the year ended December 31, 2023 the Company did not repurchase any of its common shares. During the year ended December 31, 2022, the Company repurchased 695,047 of its common shares in the open market for $5.0 million at a weighted average cost, including commissions, of $7.17 per share. Common shares repurchased by the Company during the period were retired.
On July 31, 2024, the Company’s Board of Directors authorized the Company to repurchase up to an additional $250.0 million of the Company’s common shares, which, together with the amount remaining available under the share repurchase programs previously authorized on May 4, 2016 and February 28, 2018, will allow the Company to repurchase up to $306.3 million of its common shares in the aggregate. The share repurchase program does not have an expiration date. On December 18, 2024, the Company’s Board of Directors authorized an additional share repurchase from CM Bermuda under the CMIG Securities Purchase Agreement. As of December 31, 2024 the Company was authorized to repurchase up to an aggregate of $181.3 million of outstanding common shares under its repurchase program.
Item 6. [Reserved]
Not applicable.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“Annual Report”).
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
For discussion of our results of operations and changes in financial condition for the year ended December 31, 2023 compared to the year ended December 31, 2022 refer to Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, for the year ended December 31. 2023, which was filed with the SEC on February 29, 2024.
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
We are an underwriting company first as we aim to create a business model which is simplified, fully-integrated and globally connected. Distribution relationships are important to us, as we generate premiums from various carefully selected partners, including our consolidated MGAs and non-consolidated MGAs. We seek to apply our underwriting talent, capabilities and proven management expertise to underwrite a profitable book of business and identify new opportunities to create value. Our approach is to be nimble and reactive to market opportunities within our segments of Insurance & Services and Reinsurance, allocating capital where we see profitable opportunity, while remaining disciplined and consistent within our specified risk tolerances and areas of expertise. Our MGA strategy is to partner with high integrity and transparent leaders and teams with deep underwriting expertise and a track record of success. Our partnerships are structured to incentivize all parties to deliver thereby allowing capable teams to do what they do best, while providing complementary services. As of December 31, 2024, we had equity stakes in 20 entities (MGAs, Insurtech and Other) which underwrite or distribute a wide range of lines of business. Refer to Part I. Item 1. “Business” for additional information.

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
Investment Management
We manage our investment portfolio to balance quality, liquidity, and diversification with asset/liability matching and investment return. Our investment objective is to optimize risk-adjusted net investment income after tax while (1) maintaining a high quality, diversified investment portfolio, (2) maintaining adequate liquidity, and (3) complying with the regulatory, rating agency, and internal risk and capital management requirements, all in support of the company goal of meeting policyholder obligations.
Recent Developments & Business Outlook
CM Bermuda Series A Preference Shares Settlement and Share Repurchase
On August 1, 2024, we entered into a Confidential Settlement and Mutual Release Agreement (the “Settlement Agreement”), and concurrently therewith, a Share Repurchase Agreement (the “Share Repurchase Agreement” and, together with the Settlement Agreement, collectively, the “CMIG Series A and Repurchase Agreement”), in each case, with CM Bermuda and CMIG International Holding Pte. Ltd.
We paid CM Bermuda a total consideration of $261.3 million upon the closing of the transactions under the CMIG Series A and Repurchase Agreement. Pursuant to the Settlement Agreement, we paid CM Bermuda for full satisfaction and discharge of all obligations and all other claims of any nature related to our Series A Preference Shares held by CM Bermuda and the related Certificate of Designation of Series A Preference Shares of our Company, and recorded a loss of $90.7 million in our consolidated income statement. All Series A Preference shares held by CM Bermuda were cancelled and retired at the closing of the transaction. Pursuant to the Share Repurchase Agreement, we repurchased 9,077,705 of our issued and outstanding common shares held by CM Bermuda for approximately $125.0 million, which were cancelled and retired at the closing of the transaction.
CM Bermuda Merger Warrant Settlement and Share Repurchase
On December 30, 2024, we entered into a Securities Purchase Agreement (the “CMIG Securities Purchase Agreement”) with CM Bermuda. The CMIG Securities Purchase Agreement provides that, subject to the satisfaction or waiver of certain customary conditions set forth therein, we will repurchase all common shares and all warrants to purchase common shares held by CM Bermuda.
Upon the terms and subject to the conditions in the CMIG Securities Purchase Agreement, we will repurchase 20,991,337 warrants at $3.56 per warrant and 45,720,732 common shares at $14.25 per common share. The aggregate amount payable by the Company under the CMIG Securities Purchase Agreement will be approximately $733.0 million, including certain costs and expenses. Following the closing, CM Bermuda will have no remaining ownership interest in SiriusPoint. The common shares will be purchased into treasury and the warrants will be cancelled. The CMIG Securities Purchase Agreement contains customary representations, warranties and covenants of the parties. Consummation of the transactions contemplated by the

CMIG Securities Purchase Agreement is subject only to the representations and warranties of each party being true and correct as of the closing date.
The closing is expected to be completed on or before February 28, 2025. The CMIG Securities Purchase Agreement contemplates that payment thereunder be made in two tranches. The first payment of $250.0 million was made concurrently with the execution of the CMIG Securities Purchase Agreement. At the closing, we will pay an additional $483.0 million to CM Bermuda. Pursuant to the CMIG Securities Purchase Agreement, we recorded a loss of $25.9 million in our consolidated income statement, which includes $6.8 million of CM Bermuda’s costs and expenses.
In connection with the transactions contemplated by the CMIG Securities Purchase Agreement, the parties have agreed that, effective and contingent upon the closing, CM Bermuda’s appointed board representative, Meng Tee Saw, will resign from the Board and each committee of the Board of which he is a member; and we and CM Bermuda will terminate that certain Investor Rights Agreement, dated as of February 26, 2021, by and between SiriusPoint and CM Bermuda (the “IRA”). CM Bermuda has similarly placed an executed resignation letter and IRA termination agreement into escrow. Via the termination of the IRA, CM Bermuda will no longer have observer rights on the Board.
Workers’ Compensation Loss Portfolio Transfer
On April 30, 2024, SiriusPoint America Insurance Company (“SiriusPoint America”), a subsidiary of the Company, entered into the Master Agreement, dated as of April 30, 2024, made by and between SiriusPoint America and Clarendon National Insurance Company (“Clarendon National”), an insurer domiciled in Texas and an affiliate of Enstar Group Limited, a Bermuda exempted company (“Enstar”). The Company received the appropriate regulatory approvals and the transaction closed on October 1, 2024.
Pursuant to the Master Agreement, on the closing of the transactions contemplated therein, among other documents, (a) SiriusPoint America and Clarendon National entered into a Loss Portfolio Transfer Reinsurance Agreement (the “2024 LPT”), pursuant to which SiriusPoint America cedes and Clarendon National assumes 100% of the net liability with respect to certain workers’ compensation insurance exposures of SiriusPoint America (the “Subject Business”) on a funds withheld basis, subject to the terms and conditions of the 2024 LPT including an aggregate limit; (b) SiriusPoint America and an affiliate of Clarendon National (the “Administrator”) entered into an Administrative Services Agreement concerning the Administrator’s authority and responsibility for certain administrative services related to the Subject Business, including claims handling; and (c) Enstar issued a Parental Guarantee in favor of SiriusPoint America guaranteeing Clarendon National’s obligations under the 2024 LPT. In certain circumstances and in lieu of the guarantee obligations provided thereunder, Clarendon National may post letters of credit as collateral securing Clarendon National’s reinsurance obligations with respect to the Subject Business. Immediately prior to the effective date of the 2024 LPT, SiriusPoint commuted certain ceded workers’ compensation reinsurance contracts, and the liabilities related to those commuted contracts are included in the Subject Business.
The transaction price of approximately $400 million covered SiriusPoint loss and unearned premium reserves, including commuted liabilities, and the reinsurance premium as of the December 31, 2023 valuation date. The subject loss reserves are now included in Loss and loss adjustment expenses recoverable in the Company’s consolidated balance sheets. Following the commutation of certain liabilities, the Company recognized a loss of $20.1 million at the effective date of October 1, 2024. The agreement between SiriusPoint America and Clarendon National is on a funds withheld basis, and the funds held liability (including reinsurance premium) of $297.2 million as of December 31, 2024 is included within Reinsurance balances payable in the Company’s consolidated balance sheets. The aggregate limit under the 2024 LPT is 150% of the premium paid.
Debt Restructuring
On April 5, 2024, we issued $400.0 million aggregate principal amount of 7.0% Senior Notes due 2029 (the “2024 Senior Notes”). Interest is payable on the 2024 Senior Notes semi-annually in arrears. The 2024 Senior Notes were issued pursuant to an indenture, dated as of April 5, 2024, between us and The Bank of New York Mellon, as trustee. We used certain of the proceeds from the 2024 Senior Notes, together with available cash, to fund a tender offer for our 2016 Senior Notes and subsequent redemptions of the then-outstanding amounts of the 2016 Senior Notes and the 2015 Senior Notes. We repurchased and redeemed the full outstanding amount of $400.0 million aggregate principal amount of our 2016 Senior Notes. We redeemed the full outstanding amount of $115.0 million aggregate principal amount of our 2015 Senior Notes.
On December 19, 2024, we amended and restated our existing senior unsecured revolving credit facility with JPMorgan Chase Bank, N.A. and entered into a 4-year, $400.0 million senior unsecured revolving credit facility with JPMorgan Chase Bank, N.A. as administrative agent.

Current Outlook
Insurance & Services
The majority of insurance lines we underwrite continue to show rate improvement, albeit at reduced rate of increase. Although some lines, such as directors & officers and direct aviation, are experiencing rate declines, we believe rate is still outpacing loss cost in most lines of business. In select lines, such as commercial auto, significant rate increases continue due to continued poor prior years’ experience exacerbated by the impacts of social inflation. We continue to see strong growth in the program business, with momentum for new MGAs, largely in U.K and E.U. property, casualty and both short and long-tail specialty lines. This momentum is partially driven by continued growth in the program sector from underwriting talent migration from insurance carriers to MGAs. In addition, we are benefiting from MGAs seeking carrier partners with limited channel conflict, meaningful levels of capitalization and appetite for risk retention, and a focus on distribution via the program space.
Reinsurance
Reinsurance markets continue to benefit from the positive primary insurance environment across most insurance lines, although at moderating levels. While primary insurance companies, especially those in the U.S. homeowners market, have been materially affected by another year of elevated levels of catastrophe losses, the property reinsurance market has performed well, resulting in materially improved returns on capital in reinsurance. This is due to reinsurers re-evaluating their positions in property, reducing aggregates and focusing on higher excess reinsurance moving away from primary exposures. A combination of increased pricing for catastrophe exposed business, a tightening of contractual terms and conditions, and a focus on higher excess business has resulted in a bifurcation of performance of primary carrier catastrophe exposed business versus catastrophe reinsurance. However, the recent fires in Southern California are expected to impact the reinsurance market, specifically the property catastrophe line of business. In a span of five months, the U.S. property insurance and reinsurance markets experienced two major hurricanes, Helene and Milton, and what may prove to be the costliest fire in recent history. The heightened frequency and severity of catastrophic events in the U.S. and globally, with recent events in Canada, Europe, the Middle East, and other parts of the world, continue to financially burden the property insurance industry globally and amplify the potential impacts of climate change on catastrophic loss activity.
Outside of property, in the casualty and specialty reinsurance markets, rate momentum and performance for most lines remains strong, albeit reduced rate of increase. Ceding commissions on proportional business have stabilized and reduced for some casualty product lines, such as public directors & officers and commercial auto. The MGA market continues to show significant growth in casualty and specialty program reinsurance business fueled, in part, by fronting carrier growth. These programs and fronting carriers rely heavily on proportional reinsurance support as a primary source of underwriting capital.
Business Outlook
We are an underwriting-first company as we aim to create a business model which is simplified, fully-integrated and globally connected. Our business model is diversified and differentiated compared to a traditional P&C insurer given we have three uncorrelated sources of earnings; (i) underwriting results where we bear insurance risk; (ii) services fee income from MGAs we consolidate; and (iii) investment results. We took decisive actions on our strategic priorities during 2024 to reduce volatility and increase profitability. Our underwriting results benefited from portfolio refinement, improving our mix of business, and reducing historical volatility from our property reinsurance business, resulting in our ninth straight quarter of underwriting profit. We de-risked our investment portfolio resulting in materially improved and reduced volatility investment returns. We simplified our capital structure through a $400 million debt refinancing and increased share repurchase authorization for a full repurchase of all CM Bermuda common shares.

Key Performance Indicators
We believe that the following key financial indicators are the most important in evaluating our performance:

	2024	2023
	($ in millions, except for per share data and ratios)
Combined ratio	88.3%	84.5%
Core underwriting income (1)	$200.0	$250.2
Core net services income (1)	$44.6	$41.2
Core income (1)	$244.6	$291.4
Core combined ratio (1)	91.0%	89.1%
Return on average common shareholders’ equity attributable to SiriusPoint common shareholders	9.1%	16.2%
Book value per common share	$14.92	$13.76
Book value per diluted common share	$14.60	$13.35
Tangible book value per diluted common share (1)	$13.42	$12.47
(1)    Core underwriting income, Core net services income, Core income and Core combined ratio are non-GAAP financial measures. See definitions in “Non-GAAP Financial Measures” and reconciliations in “Segment Results” below and Note 4 “Segment reporting” in our audited consolidated financial statements included elsewhere in this Annual Report. Tangible book value per diluted common share is a non-GAAP financial measure. See definition and reconciliation in “Non-GAAP Financial Measures”.
Core Results
See “Segment Results” below for additional information.
Return on Average Common Shareholders’ Equity Attributable to SiriusPoint Common Shareholders
Return on average common shareholders’ equity attributable to SiriusPoint common shareholders is calculated by dividing net income available to common shareholders for the year by the average common shareholders’ equity determined using the common shareholders' equity balances at the beginning and end of the year.
Return on average common shareholders’ equity attributable to SiriusPoint common shareholders for the years ended December 31, 2024 and 2023 was calculated as follows:

	2024	2023
	($ in millions)
Net income available to SiriusPoint common shareholders	$183.9	$338.8
Common shareholders’ equity attributable to SiriusPoint common shareholders - beginning of period	2,313.9	1,874.7
Common shareholders’ equity attributable to SiriusPoint common shareholders - end of period	1,737.4	2,313.9
Average common shareholders’ equity attributable to SiriusPoint common shareholders	$2,025.7	$2,094.3
Return on average common shareholders’ equity attributable to SiriusPoint common shareholders	9.1%	16.2%
The decrease in return on average common shareholders’ equity attributable to SiriusPoint common shareholders for the year ended December 31, 2024 compared to the year ended December 31, 2023 was driven by lower net income as the year ended December 31, 2024 included nonrecurring costs associated with the Series A Preference Share and Merger Warrant settlements and share repurchase from CMIG, compared to the year ended December 31, 2023 which included favorable development linked to the 2023 LPT.
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

As of December 31, 2024, book value per common share was $14.92, representing an increase of $1.16 per share, or 8.4%, from $13.76 as of December 31, 2023. As of December 31, 2024, book value per diluted common share was $14.60, representing an increase of $1.25 per share, or 9.4%, from $13.35 as of December 31, 2023. As of December 31, 2024, tangible book value per diluted common share was $13.42, representing an increase of $0.95 per share, or 7.6%, from $12.47 as of December 31, 2023. The increases reflect continued positive underwriting and investment results during the year ended December 31, 2024, and the impact of the share repurchases in the year.
Consolidated Results of Operations — Years ended December 31, 2024 and 2023
The following table sets forth the key items discussed in the consolidated results of operations section, which includes the results from the Company’s reportable segments and Corporate, and the year over year changes, for the years ended December 31, 2024 and 2023:

	2024	2023	Change
	($ in millions)
Total underwriting income	$276.4	$375.9	$(99.5)
Net investment income and net realized and unrealized investment gains	224.6	272.7	(48.1)
Other revenues	184.2	97.8	86.4
Loss on settlement and change in fair value of liability-classified capital instruments	(148.5)	(59.4)	(89.1)
Net corporate and other expenses	(232.1)	(258.2)	26.1
Intangible asset amortization	(11.9)	(11.1)	(0.8)
Interest expense	(69.6)	(64.1)	(5.5)
Foreign exchange gains (losses)	10.0	(34.9)	44.9
Income tax (expense) benefit	(30.7)	45.0	(75.7)
Net income	$202.4	$363.7	$(161.3)
The key changes in our consolidated results for the year ended December 31, 2024 compared to the prior year are discussed below.
Underwriting results
The decrease in net underwriting income for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily driven by lower favorable prior year loss reserve development, as the year ended December 31, 2023 included $127.8 million driven by reserving analyses performed in connection with the 2023 LPT.
Excluding the favorable development linked to the 2023 LPT, net underwriting income increased by $15.8 million primarily driven by favorable development in Reinsurance, as well as lower attritional losses in both Reinsurance and Insurance & Services, partially offset by higher acquisition costs from business mix changes, including the growth of Insurance & Services, and higher catastrophe losses. See “Segment Results” below for additional information.
Catastrophe losses, net of reinsurance and reinstatement premiums, were $54.8 million, or 2.3 percentage points on the combined ratio, for the year ended December 31, 2024, primarily driven by Hurricanes Milton and Helene, compared to $24.8 million, or 1.0 percentage point on the combined ratio, for the year ended December 31, 2023, primarily driven by the Turkey Earthquake and Chile Wildfire.

Investments
Investment Portfolio
The following is a summary of our total investments, cash and cash equivalents and restricted cash and cash equivalents as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
	($ in millions)
Debt securities, available for sale	$5,131.0	$4,755.4
Debt securities, trading	162.2	534.9
Total debt securities (1)	5,293.2	5,290.3
Short-term investments	95.8	371.6
Investments in related party investment funds	116.5	105.6
Other long-term investments	200.0	310.1
Total investments	5,705.5	6,077.6
Cash and cash equivalents	682.0	969.2
Restricted cash and cash equivalents (2)	212.6	132.1
Total invested assets and cash	$6,600.1	$7,178.9
(1)Includes $595.8 million of investments in the Third Point Optimized Credit portfolio (“TPOC Portfolio”) as of December 31, 2024 (December 31, 2023 - $562.0 million).
(2)Primarily consists of cash and fixed income securities such as U.S. Treasuries, money markets funds, and sovereign debt, securing our contractual obligations under certain (re)insurance contracts that will not be released from until the underlying risks have expired or have been settled.
The decrease in total invested assets and cash as of December 31, 2024 was primarily driven by the use of funds to support the CMIG Series A and Repurchase Agreement for $261.3 million, the first payment under the CMIG Securities Purchase Agreement of $250.0 million, the redemption of $115.0 million of outstanding debt and the commutation of a deposit accounted contract of $100.8 million resulting in the return of funds to the cedant, partially offset by gains on the AFS portfolio.
The duration of our fixed income portfolio, excluding cash and cash equivalents, is 3.1 years (December 31, 2023 - 2.8). The increase from the prior year is due to our effort to lock-in yields on longer-duration investment products in the current interest rate environment. The average credit rating of our investment portfolio is “AA-” as of December 31, 2024 (December 31, 2023 - “AA”) with no defaults in the investment portfolio.
The following table provides a breakdown of structured products between investment and non-investment grade securities as of December 31, 2024 and 2023. These are fixed income investments which are included in debt securities in the table above.

Refer to Note 7 “Investments” in our audited consolidated financial statements included elsewhere in this Annual Report for further discussion of these securities.

	December 31, 2024		December 31, 2023
	Investment Grade (1)	Non-investment Grade (2)	Investment Grade (1)	Non-investment Grade (2)
	($ in millions)		($ in millions)
Asset-backed securities	$719.4	$33.7	$697.9	$17.6
Collateralized loan obligations	447.5	2.2	421.8	—
Total asset-backed securities	1,166.9	35.9	1,119.7	17.6
Agency residential mortgage-backed securities	852.2	—	803.0	—
Non-agency residential mortgage-backed securities	159.1	11.2	144.7	12.3
Total residential mortgage-backed securities	1,011.3	11.2	947.7	12.3
Agency commercial mortgage-backed securities	48.6	—	73.5	—
Non-agency commercial mortgage-backed securities	226.8	0.9	197.9	0.5
Total commercial mortgage-backed securities	275.4	0.9	271.4	0.5
Total mortgage-backed securities	1,286.7	12.1	1,219.1	12.8
Total asset and mortgage-backed securities	$2,453.6	$48.0	$2,338.8	$30.4
(1)Investment grade securities are considered rated BBB or higher.
(2)Non-investment grade securities are considered rated below BBB.
Investment Results
The following is a summary of the results from investments and cash for the years ended December 31, 2024 and 2023:

	2024	2023
	($ in millions)
Gross investment income	$333.5	$299.8
Change in fair value of trading portfolio (1)	(65.4)	30.7
Net realized investment losses	(23.3)	(40.7)
Net realized and unrealized investment gains (losses) from related party investment funds	9.7	(1.0)
Investment results	254.5	288.8
Investment expenses	(29.9)	(16.1)
Total net investment income and realized and unrealized investment gains (losses)	$224.6	$272.7
(1)Trading portfolio is inclusive of all non-AFS designated investments in the investment portfolio.
The following is a summary of the results from investments by investment classification for the years ended December 31, 2024 and 2023:

	2024	2023
	($ in millions)
Debt securities, available for sale	$270.5	$181.6
Debt securities, trading	9.2	66.1
Short-term investments	10.0	29.3
Other long-term investments	(72.2)	(20.1)
Derivative instruments	(2.0)	4.8
Net realized and unrealized investment gains (losses) from related party investment funds	9.7	(1.0)
Net investment income and realized and unrealized investment gains (losses) before other investment expenses and investment income on cash and cash equivalents	225.2	260.7
Investment expenses	(29.9)	(16.1)
Net investment income on cash and cash equivalents	29.3	28.1
Total net investment income and realized and unrealized investment gains (losses)	$224.6	$272.7

Total net investment income and realized and unrealized investment gains (losses) for the year ended December 31, 2024 was primarily attributable to net investment income related to interest income from our debt and short-term investment portfolio of $289.7 million, partially offset by unrealized losses on other long-term investments of $70.0 million. Increased investment income is primarily due to the rotation of the portfolio from cash and cash equivalents and U.S. government and government agency positions to high-grade corporate debt and other securitized assets, in an effort to better diversify our portfolio. Our net investment income growth was partially offset by an increase in the allocation of incentive compensation expenses resulting from the investment portfolio’s outperformance relative to targets. Losses on private other long-term investments were the result of updated fair value analyses consistent with the current insurtech market trends and disposals of positions as we execute our strategy to focus on underwriting relationships with MGAs.
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
Other Revenues
For the year ended December 31, 2024, Other revenues primarily consisted of a gain of $95.9 million from the deconsolidation of Arcadian Risk Capital Ltd. (“Arcadian”) and $90.1 million of service fee revenue from MGAs, compared to $87.9 million of service fee revenue from MGAs and a gain of $4.5 million from the sale of renewal rights of our environmental business for the year ended December 31, 2023. The increase in service fee revenue for the year ended December 31, 2024 compared to the year ended December 31, 2023 is primarily driven by increases in the travel insurance business of International Medical Group, Inc. (“IMG”). Effective June 30, 2024, we deconsolidated Arcadian when our management and Arcadian consented to certain amendments to the shareholders’ agreement and termination of the unsecured promissory note which resulted in our Company ceasing to have control over Arcadian.
Loss on Settlement and Change in Fair Value of Liability Classified Instruments
Loss on settlement and change in fair value of liability classified instruments for the year ended December 31, 2024 was $148.5 million compared to $59.4 million for the year ended December 31, 2023. The loss for the year ended December 31, 2024 included a loss of $90.7 million from the settlement of the Series A Preference Shares under the CMIG Series A and Repurchase Agreement and $25.9 million from the settlement of the Merger Warrants under the CMIG Securities Purchase Agreement, which includes $6.8 million of CM Bermuda’s costs and expenses. The loss for the year ended December 31, 2023 was driven by the change in the fair value of the liability-classified capital instruments due to the increases in the Company’s common share price.
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
The decrease in net corporate and other expenses for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily driven by restructuring charges of $30.0 million, which include severance-related charges, incurred during the year ended December 31, 2023. In addition, the Company incurred $7.9 million of costs associated with the 2023 LPT and a standstill agreement with an investor in the year ended December 31, 2023. This decrease was partially offset by severance and compensation related expenses associated with management changes, consulting fees related to nonrecurring projects and increased regulatory fees as we grow our Lloyds business, incurred during the year ended December 31, 2024.
Service fee expense decreased to $176.2 million for the year ended December 31, 2024, compared to $187.8 million for the year ended December 31, 2023. The decrease was primarily driven by the deconsolidation of Arcadian in the second quarter of 2024 and Banyan in the fourth quarter of 2023, partially offset by increases in IMG.

Amortization of Intangible Assets
Amortization of intangible assets for the year ended December 31, 2024 was $11.9 million (2023 - $11.1 million). Amortization patterns are based on the period over which they are expected to generate future net cash inflows from the use of the underlying intangible assets.
Interest Expense
Interest expense and finance costs are related to interest due on our senior and subordinated notes, as well as interest associated with certain reinsurance contracts.
Interest expense for the year ended December 31, 2024 was $69.6 million compared to $64.1 million for the year ended December 31, 2023. The increase was primarily due increased funds held interest expense, as well as higher expenses on external debt instruments and the debt refinancing completed during the year, partially offset by a gain on the commutation of a deposit accounted contract.
Funds held interest expense included $25.5 million from the 2023 LPT and $4.0 million from the 2024 LPT for the year ended December 31, 2024, compared to $16.2 million from the 2023 LPT for the year ended December 31, 2023, as the 2023 LPT closed on June 30, 2023 and only included two quarters of expense. See Note 3 “Significant transactions” in our audited consolidated financial statements included elsewhere in this Annual Report for additional information on the 2024 LPT and 2023 LPT.
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
The foreign exchange gains of $10.0 million for the year ended December 31, 2024 were primarily due to the impact of certain foreign exchange exposures related to our underwriting activities, partially offset by the impact of our currency hedges.
The foreign exchange losses of $34.9 million for the year ended December 31, 2023 were primarily due to $34.4 million of foreign exchange losses from our international operations. These amounts were primarily unrealized and resulted from the effects of revaluing net insurance liabilities settled in foreign currencies.
Additional foreign currency gains (losses) were recorded as part of the investments results. This includes changes in the value of available-for-sale investments held in foreign currencies which are reflected as an increase or decrease to shareholder’s equity and are not included net income. See Note 8 “Total net investment income and net realized and unrealized investment gains (losses)” in our audited consolidated financial statements included elsewhere in this Annual Report for additional information.
On an aggregate basis including foreign currency gains (losses) from investments, the effects of foreign exchange resulted in an increase to net income of $14.6 million and comprehensive income of $13.0 million for the year ended December 31, 2024.
Income Tax Expense
Income tax expense is $30.7 million for the year ended December 31, 2024, primarily driven by income in taxable jurisdictions, compared to income tax benefit of $45.0 million for the year ended December 31, 2023, driven by a one-time tax benefit attributable to the enactment of the Bermuda CIT during the year ended December 31, 2023.
In January 2025, the OECD released administrative guidance including new provisions that are relevant to the GMT calculation taking into account the ETA component of the Bermudian DTA. If this guidance is enacted into legislation by participating OECD member countries, this ETA component generally will be disregarded solely for GMT calculation purposes starting in 2027. The OECD guidance does not directly impact Bermuda CIT law or, in turn, the Company’s existing Bermudian DTA. It is possible in the future that the Bermudian government could enact new tax provisions or issue new tax guidance in reaction to the OECD guidance, which could have financial statement effects to the Company.
Segment Results — Years ended December 31, 2024 and 2023
The determination of our reportable segments is based on the manner in which management monitors the performance of our operations. We classify our business into two reportable segments - Reinsurance and Insurance & Services. Collectively, the sum of these two segments constitutes “Core” results. Core underwriting income, Core net services income, Core income and Core combined ratio are non-GAAP financial measures. We believe it is useful to review Core results as it better reflects how management views the business and reflects our decision to exit the runoff business. The sum of Core results and Corporate results are equal to the consolidated results of operations.
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
The following tables set forth the operating segment results, and the year over year changes, for the years ended December 31, 2024 and 2023:

	2024
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
	($ in millions)
Gross premiums written	$1,335.6	$1,840.8	$3,176.4	$—	$68.2	$—	$3,244.6
Net premiums written	1,104.7	1,236.2	2,340.9	—	11.2	—	2,352.1
Net premiums earned	1,045.1	1,154.0	2,199.1	—	144.4	—	2,343.5
Loss and loss adjustment expenses incurred, net	554.3	714.1	1,268.4	(5.5)	105.6	—	1,368.5
Acquisition costs, net	279.9	284.7	564.6	(121.4)	73.7	—	516.9
Other underwriting expenses	86.1	80.0	166.1	—	15.6	—	181.7
Underwriting income (loss)	124.8	75.2	200.0	126.9	(50.5)	—	276.4
Services revenues	—	222.9	222.9	(132.8)	—	(90.1)	—
Services expenses	—	176.2	176.2	—	—	(176.2)	—
Net services fee income	—	46.7	46.7	(132.8)	—	86.1	—
Services noncontrolling income	—	(2.1)	(2.1)	—	—	2.1	—
Net services income	—	44.6	44.6	(132.8)	—	88.2	—
Segment income (loss)	$124.8	$119.8	$244.6	$(5.9)	$(50.5)	$88.2	$276.4

Attritional losses	$579.8	$734.5	$1,314.3	$(5.5)	$112.8	$—	$1,421.6
Catastrophe losses	49.5	5.3	54.8	—	—	—	54.8
Prior year loss reserve development	(75.0)	(25.7)	(100.7)	—	(7.2)	—	(107.9)
Loss and loss adjustment expenses incurred, net	$554.3	$714.1	$1,268.4	$(5.5)	$105.6	$—	$1,368.5

Underwriting Ratios: (1)
Attritional loss ratio	55.5%	63.6%	59.8%				60.7%
Catastrophe loss ratio	4.7%	0.5%	2.5%				2.3%
Prior year loss development ratio	(7.2)%	(2.2)%	(4.6)%				(4.6)%
Loss ratio	53.0%	61.9%	57.7%				58.4%
Acquisition cost ratio	26.8%	24.7%	25.7%				22.1%
Other underwriting expenses ratio	8.2%	6.9%	7.6%				7.8%
Combined ratio	88.0%	93.5%	91.0%				88.3%
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

	2023
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
	($ in millions)
Gross premiums written	$1,271.0	$2,039.7	$3,310.7	$—	$116.7	$—	$3,427.4
Net premiums written	1,061.0	1,282.7	2,343.7	—	94.2	—	2,437.9
Net premiums earned	1,031.4	1,249.2	2,280.6	—	145.6	—	2,426.2
Loss and loss adjustment expenses incurred, net	490.3	815.4	1,305.7	(5.4)	81.0	—	1,381.3
Acquisition costs, net	252.2	295.5	547.7	(137.2)	62.2	—	472.7
Other underwriting expenses	82.7	94.3	177.0	—	19.3	—	196.3
Underwriting income (loss)	206.2	44.0	250.2	142.6	(16.9)	—	375.9
Services revenues	(1.1)	238.6	237.5	(149.6)	—	(87.9)	—
Services expenses	—	187.8	187.8	—	—	(187.8)	—
Net services fee income (loss)	(1.1)	50.8	49.7	(149.6)	—	99.9	—
Services noncontrolling income	—	(8.5)	(8.5)	—	—	8.5	—
Net services income (loss)	(1.1)	42.3	41.2	(149.6)	—	108.4	—
Segment income (loss)	$205.1	$86.3	$291.4	$(7.0)	$(16.9)	$108.4	$375.9

Attritional losses	$618.9	$840.7	$1,459.6	$(5.4)	$76.5	$—	$1,530.7
Catastrophe losses	12.2	1.3	13.5	—	11.3	—	24.8
Prior year loss reserve development	(140.8)	(26.6)	(167.4)	—	(6.8)	—	(174.2)
Loss and loss adjustment expenses incurred, net	$490.3	$815.4	$1,305.7	$(5.4)	$81.0	$—	$1,381.3

Underwriting Ratios: (1)
Attritional loss ratio	60.0%	67.3%	64.0%				63.1%
Catastrophe loss ratio	1.2%	0.1%	0.6%				1.0%
Prior year loss development ratio	(13.7)%	(2.1)%	(7.3)%				(7.2)%
Loss ratio	47.5%	65.3%	57.3%				56.9%
Acquisition cost ratio	24.5%	23.7%	24.0%				19.5%
Other underwriting expenses ratio	8.0%	7.5%	7.8%				8.1%
Combined ratio	80.0%	96.5%	89.1%				84.5%
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
Core Premium Volume
Gross premiums written decreased by $134.3 million, or 4.1%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. Net premiums written decreased by $2.8 million, or 0.1%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. Net premiums earned decreased by $81.5 million, or 3.6%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decreases in premium volume were primarily due to the movement of certain lines from Insurance & Services to Corporate, including the non-renewal of a Workers’ Compensation program and the planned transition of a Cyber program to another carrier, with the most significant offset being strategic organic and new program growth within Insurance & Services.
Core Underwriting Results
We generated underwriting income of $200.0 million and a combined ratio of 91.0% for the year ended December 31, 2024, compared to underwriting income of $250.2 million and a combined ratio of 89.1% for the year ended December 31, 2023. The decrease in net underwriting income was primarily driven by lower favorable prior year loss reserve development, as the year ended December 31, 2023 included $104.8 million driven by reserving analyses performed in connection with the 2023 LPT.
Excluding the favorable development linked to the 2023 LPT, net underwriting income increased by $49.0 million primarily driven by favorable development in Reinsurance, mainly in Property and Specialty from reserve releases relating to prior year’s catastrophe events, as well as lower attritional losses in both Reinsurance and Insurance & Services, partially offset by higher acquisition costs from business mix changes, including the growth of Insurance & Services, and higher catastrophe losses.
For the year ended December 31, 2024 catastrophe losses, net of reinsurance and reinstatement premiums, were $54.8 million, or 2.5 percentage points on the combined ratio, which includes losses from Hurricanes Milton and Helene compared to $13.5 million, or 0.6 percentage points on the combined ratio, including losses from the Turkey Earthquake, Hawaii wildfires and Hurricane Idalia, for the year ended December 31, 2023.
Core Services Results
Services revenue was $222.9 million for the year ended December 31, 2024 compared to $237.5 million for the year ended December 31, 2023. The decrease was primarily due to the deconsolidation of Arcadian, partially offset by increased services revenue from IMG due to continued demand for travel insurance products and services.
For the year ended December 31, 2024, net services fee income decreased to $46.7 million from $49.7 million for the year ended December 31, 2023 also driven by the deconsolidation of Arcadian, partially offset by higher fee income from IMG. Service margin, which is calculated as net services fee income as a percentage of services revenues, remained stable at 21.0% for the year ended December 31, 2024 compared to 20.9% for the year ended December 31, 2023.
We generated net services income of $44.6 million for the year ended December 31, 2024 compared to $41.2 million for the year ended December 31, 2023 primarily due to higher margins achieved by IMG.
Reinsurance Segment
The Reinsurance segment predominantly underwriters Casualty, Property and Specialty lines of business on a worldwide basis. The following table sets forth underwriting results and ratios, and the year over year changes for the Reinsurance segment for the years ended December 31, 2024 and 2023:

	2024	2023	Change
	($ in millions)
Gross premiums written	$1,335.6	$1,271.0	$64.6
Net premiums written	1,104.7	1,061.0	43.7
Net premiums earned	1,045.1	1,031.4	13.7
Loss and loss adjustment expenses incurred, net	554.3	490.3	64.0
Acquisition costs, net	279.9	252.2	27.7
Other underwriting expenses	86.1	82.7	3.4
Underwriting income	124.8	206.2	(81.4)
Services revenues	—	(1.1)	1.1
Net services loss	—	(1.1)	1.1
Segment income	$124.8	$205.1	$(80.3)

Underwriting Ratios: (1)
Loss ratio	53.0%	47.5%	5.5%
Acquisition cost ratio	26.8%	24.5%	2.3%
Other underwriting expenses ratio	8.2%	8.0%	0.2%
Combined ratio	88.0%	80.0%	8.0%
(1)    Underwriting ratios are calculated by dividing the related expense by net premiums earned.
Premium Volume
Gross premiums written in the Reinsurance segment increased by $64.6 million, or 5.1%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily driven by new business and renewal growth across Specialty and Property, partially offset by reduced premiums written in Casualty reflecting underwriting actions to improve profitability.

Underwriting Results
The decrease in net underwriting results for the year ended December 31, 2024 compared to the year ended December 31, 2023, was primarily due to decreased favorable prior year loss reserve development and higher catastrophe losses, partially offset by lower attritional losses. Net favorable prior year loss reserve development was $75.0 million for the year ended December 31, 2024 primarily driven by favorable development in Property and Specialty, mainly from reserve releases relating to prior year’s catastrophe events, compared to $140.8 million for the year ended December 31, 2023, which included $93.0 million driven by reserving analyses performed in connection with the 2023 LPT.
For the year ended December 31, 2024, catastrophe losses, net of reinsurance and reinstatement premiums, were $49.5 million, or 4.7 percentage points on the combined ratio, which includes losses from Hurricanes Milton and Helene compared to $12.2 million, or 1.2 percentage points on the combined ratio, including losses from the Turkey Earthquake, Hawaii wildfires and Hurricane Idalia for the year ended December 31, 2023.
Insurance & Services Segment
Through the Insurance & Services segment, we underwrite primary insurance in a number of sectors. With deep expertise and global reach, we offer innovative insurance solutions to meet the changing risk circumstances of our clients every day. The Insurance & Services segment includes Accident & Health, Property & Casualty, and Specialty.
As of December 31, 2024, we have equity stakes in 20 entities (MGAs, Insurtech and Other), which underwrite or distribute a wide range of lines of business, including general liability, professional liability, directors & officers, credit and bond, cyber, commercial automobile, workers’ compensation, accident & health, and other specialty insurance classes. As of December 31, 2024, we consolidated three MGAs in our financial statements: ArmadaCorp Capital, LLC (“Armada”), Alta Signa Holdings (“Alta Signa”) and IMG. We provide underwriting capacity in the form of insurance or reinsurance to 10 non-consolidated entities in addition to the three consolidated MGAs. We also have investment stakes in 7 other entities where we have no underwriting relationship. The investment interests in the non-consolidated entities are included in strategic investments within Other long term investments on the consolidated balance sheet.
The following table sets forth underwriting results, net MGA results, and ratios for the segment results, and the year over year changes for the years ended December 31, 2024 and 2023:

	2024	2023	Change
	($ in millions)
Gross premiums written	$1,840.8	$2,039.7	$(198.9)
Net premiums written	1,236.2	1,282.7	(46.5)
Net premiums earned	1,154.0	1,249.2	(95.2)
Loss and loss adjustment expenses incurred, net	714.1	815.4	(101.3)
Acquisition costs, net	284.7	295.5	(10.8)
Other underwriting expenses	80.0	94.3	(14.3)
Underwriting income	75.2	44.0	31.2
Services revenues	222.9	238.6	(15.7)
Services expenses	176.2	187.8	(11.6)
Net services fee income	46.7	50.8	(4.1)
Services noncontrolling income	(2.1)	(8.5)	6.4
Net services income	44.6	42.3	2.3
Segment income	$119.8	$86.3	$33.5

Underwriting Ratios: (1)
Loss ratio	61.9%	65.3%	(3.4)%
Acquisition cost ratio	24.7%	23.7%	1.0%
Other underwriting expenses ratio	6.9%	7.5%	(0.6)%
Combined ratio	93.5%	96.5%	(3.0)%
(1)    Underwriting ratios are calculated by dividing the related expense by net premiums earned.

Premium Volume
Gross premiums written in the Insurance & Services segment decreased by $198.9 million, or 9.8%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily driven by the movement of certain lines from Insurance & Services to Corporate, including the non-renewal of a Workers’ Compensation program and the planned transition of a Cyber program to another carrier, representing $421.8 million of gross premiums written for the year ended December 31, 2023, as well as lower A&H premiums, partially offset by strategic organic and new program growth.
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
Gross premiums written generated by the consolidated MGAs in the aggregate decreased by $422.2 million, or 61.8%, to $260.9 million for the year ended December 31, 2024 compared to $683.1 million for the year ended December 31, 2023, primarily driven by the deconsolidation of Banyan and Arcadian, as well as lower premiums from Armada.
Book value for the consolidated MGAs was $90.1 million as of December 31, 2024, compared to $76.3 million at December 31, 2023, when adjusted to exclude Arcadian.
Underwriting Results
The increase in underwriting income of $31.2 million for the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily driven by our decreased loss ratio mainly from lower attritional losses, partially offset by higher acquisition costs from business mix changes as we grow our Insurance & Services segment.
Services Results
The decrease in services revenue of $15.7 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to the deconsolidation of Arcadian, partially offset by increased services revenue from IMG due to continued demand for travel insurance products and services. Services noncontrolling income also decreased for the year ended December 31, 2024 compared to the year ended December 31, 2023 due to the deconsolidation of Arcadian, which resulted in an increase in net services income of $2.3 million.
Corporate
Corporate includes the results of all runoff business, which represents certain classes of business that we no longer actively underwrite, including the effects of the Restructuring Plan and certain reinsurance contracts that have interest crediting features. Corporate results also include asbestos and environmental and other latent liability exposures on a gross basis, which have mostly been ceded, as well as specific workers’ compensation and cyber programs which we no longer write. The following table sets forth underwriting results and the year over year changes for the years ended December 31, 2024 and 2023:

	2024	2023	Change
	($ in millions)
Gross premiums written	$68.2	$116.7	$(48.5)
Net premiums written	11.2	94.2	(83.0)
Net premiums earned	144.4	145.6	(1.2)
Loss and loss adjustment expenses incurred, net	105.6	81.0	24.6
Acquisition costs, net	73.7	62.2	11.5
Other underwriting expenses	15.6	19.3	(3.7)
Underwriting loss	$(50.5)	$(16.9)	$(33.6)
The increase in underwriting loss for the year ended December 31, 2024 compared to the year ended December 31, 2023 is primarily driven by increased attritional losses from the movement of certain lines from Insurance & Services to Corporate, including the non-renewal of a Workers’ Compensation program and the planned transition of a Cyber program to another carrier, as well as increased commissions on a sliding scale commission contract that experienced favorable development during the year ended December 31, 2024, partially offset by lower catastrophe losses.
Non-GAAP Financial Measures
We have included certain financial measures that are not calculated under standards or rules that comprise U.S. GAAP. Such measures, including Underlying income, Core underwriting income, Core net services income, Core income, Core combined ratio, accident year loss ratio, accident year combined ratio, attritional loss ratio and tangible book value per diluted common share, are referred to as non-GAAP financial measures. These non-GAAP financial measures may be defined or calculated differently by other companies. We believe these measures allow for a more complete understanding of our underlying business. These measures are used by management to monitor our results and should not be viewed as a substitute for those determined in accordance with U.S. GAAP. Reconciliations of non-GAAP measures to the most comparable U.S. GAAP measures are included below.
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
See Note 4 “Segment reporting” to our audited consolidated financial statements for additional information and a calculation of Core results.

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
The following table sets forth the computation of book value per common share, book value per diluted common share and tangible book value per diluted common share as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
	($ in millions, except share and per share amounts)
Common shareholders’ equity attributable to SiriusPoint common shareholders	$1,737.4	$2,313.9
Intangible assets	140.8	152.7
Tangible common shareholders' equity attributable to SiriusPoint common shareholders	$1,596.6	$2,161.2

Common shares outstanding	116,429,057	168,120,022
Effect of dilutive stock options, restricted share units and warrants	2,559,359	5,193,920
Book value per diluted common share denominator	118,988,416	173,313,942

Book value per common share	$14.92	$13.76
Book value per diluted common share	$14.60	$13.35
Tangible book value per diluted common share	$13.42	$12.47
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
See Note 21 “Commitments and contingencies” in our audited consolidated financial statements included elsewhere in this Annual Report for additional commitments and contingencies that may affect our liquidity requirements.

Dividend Capacity and Capital
SiriusPoint’s ability to pay expenses or dividends or return capital to shareholders will depend upon the availability of dividends or other statutorily permissible distributions from its subsidiaries. The ability to pay such dividends and/or distributions is limited by the applicable laws and regulations of the various countries and states in which SiriusPoint’s subsidiaries operate, as well as the need to maintain capital levels to adequately support insurance and reinsurance operations, and to preserve financial strength ratings issued by independent rating agencies. See Note 22 “Statutory requirements” in our audited consolidated financial statements included elsewhere in this Annual Report for additional information. For the year ended December 31, 2024, SiriusPoint Bermuda Insurance Company Ltd. (“SiriusPoint Bermuda”), the immediate wholly-owned subsidiary of SiriusPoint, declared dividends of $804.0 million (2023 - $101.2 million) to SiriusPoint. We believe the dividend/distribution capacity of SiriusPoint’s subsidiaries, which was approximately $712.7 million as of December 31, 2024, will provide SiriusPoint with sufficient liquidity for the foreseeable future.
During the year ended December 31, 2024, SiriusPoint declared and paid dividends of $16.0 million to the Series B preference shareholders (2023 - $16.0 million). For the year ended December 31, 2024, SiriusPoint did not pay any dividends to its common shareholders.
In addition to the regulatory and other contractual constraints to paying dividends, we manage the capital of the group and each of our operating subsidiaries to support our current ratings from AM Best, Fitch and S&P’s. This could further reduce the ability and amount of dividends that could be paid from subsidiaries to SiriusPoint. In addition, the Company annually files the prescribed form of capital and solvency return, which comprises the insurer’s Bermuda Solvency Capital Requirement (“BSCR”) model. The BSCR model is a risk-based capital model which provides a method for determining a Class 3A and Class 4 insurer’s capital requirements (statutory economic capital and surplus) by taking into account the risk characteristics of different aspects of the Class 3A and Class 4 insurer’s business. The Company’s 2023 filed BSCR ratio was 255%. Further, the Company is currently completing its group BSCR for the year ended December 31, 2024, which must be filed with the BMA on or before May 31, 2025, and the estimated ratio is 223%.
Sources of Liquidity
Our operating subsidiaries sources of liquidity have primarily consisted of net premiums written, reinsurance recoveries, investment income and proceeds from sales of or dividends or distributions attributable to investments. Other potential sources of liquidity include borrowings under our credit facilities and issuances of securities.
The Company entered into a 3-year, $300.0 million senior unsecured revolving credit facility (the “2021 Facility”) with JPMorgan Chase Bank, N.A. (“JPM”) as administrative agent, effective February 26, 2021, which was extended in February 2024 for one additional year. On December 19, 2024, the Company and JPM amended and restated the 2021 Facility in its entirety and entered into a 4-year, $400.0 million senior unsecured revolving credit facility (the “2024 Facility”) with JPM as administrative agent. The 2024 Facility also includes an option for the Company to request a 12-month extension, subject to satisfaction of certain conditions including, but not limited to, the consent of lenders representing a majority-in-interest of commitments, of the 2024 Facility maturity date. Subject to customary conditions precedent upon any Company borrowing request, the 2024 Facility provides access to loans for working capital and general corporate purposes, as well as letters of credit to support obligations under insurance and reinsurance agreements, retrocessional agreements and also for general corporate purposes.
As of December 31, 2024, there were no outstanding borrowings under the 2024 Facility. In addition, as of December 31, 2024, the Company was in compliance with all of the covenants under the 2024 Facility.
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
Our debt and equity instruments as of December 31, 2024 and 2023 are summarized below.

2024 Senior Notes
On April 5, 2024, we issued $400.0 million aggregate principal amount of registered 7.0% Senior Notes due 2029 (the “2024 Senior Notes”) at an issue price of 99.6% for net proceeds of $393.9 million after taking into effect both deferrable and non-deferrable issuance costs. Interest is payable on the 2024 Senior Notes semi-annually in arrears on April 5 and October 5 of each year, commencing on October 5, 2024.
As of December 31, 2024 the carrying value of the 2024 Senior Notes was $394.8 million and reflected as debt in the consolidated balance sheets.
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
As of December 31, 2024 the carrying value of the 2017 SEK Subordinated Notes was $244.3 million and reflected as debt in the consolidated balance sheets (December 31, 2023 - $267.9 million).
2016 Senior Notes
On November 1, 2016, we issued $400.0 million face value of senior unsecured notes ("2016 Senior Notes") at an issue price of 99.2% for net proceeds of $392.4 million after taking into effect both deferrable and non-deferrable issuance costs. The 2016 Senior Notes bear an annual interest rate of 4.6%, payable semi-annually in arrears on May 1 and November 1 of each year.
In April 2024, we amended our 2016 Senior Notes pursuant to a Fourth Supplemental Indenture thereto with The Bank of New York Mellon, as trustee, and following such amendments we completed the redemption of all remaining outstanding $400.0 million aggregate principal amount of our 2016 Senior Notes. As a result, the 2016 Senior Notes had no carrying value in the consolidated balance sheets as of December 31, 2024 (December 31, 2023 - $403.5 million).
2015 Senior Notes
On February 13, 2015, we issued $115.0 million of senior unsecured notes (the “2015 Senior Notes”) due February 13, 2025. The 2015 Senior Notes bear interest at 7.0% and interest is payable semi-annually on February 13 and August 13 of each year.
In April 2024, we redeemed all $115.0 million aggregate principal amount of our 2015 Senior Notes. As a result, the 2015 Senior Notes had no carrying value in the consolidated balance sheets as of December 31, 2024 (December 31, 2023 - $114.8 million).
See Note 14 “Debt and letter of credit facilities” in our audited consolidated financial statements included elsewhere in this Annual Report for additional information on the 2024 Senior Notes, 2017 SEK Subordinated Notes, 2016 Senior Notes, and 2015 Senior Notes.
Debt Covenants
As of December 31, 2024, SiriusPoint was in compliance with all of the covenants under the 2024 Senior Notes and 2017 SEK Subordinated Notes.

Series A Preference Shares
Pursuant to the CMIG Series A and Repurchase Agreement, the Company settled all Series A Preference Shares held by CM Bermuda during the year ended December 31, 2024.
For further details and discussion with respect to the Series A Preference Shares, see Note 3 “Significant transactions” in our audited consolidated financial statements included elsewhere in this Annual Report for additional information.
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
As of December 31, 2024, the carrying value of the Series B preference shares was $200.0 million and reflected in shareholders’ equity attributable to SiriusPoint shareholders in the consolidated balance sheets. During the year ended December 31, 2024, the Company declared and paid dividends of $16.0 million to the Series B preference shareholders. The Company has declared and paid dividends to the Series B preference shareholders every quarter beginning June 30, 2021.
See Note 17 “Shareholders' equity” in our audited consolidated financial statements included elsewhere in this Annual Report for additional information.
Letter of Credit Facilities
As of December 31, 2024, $1.2 billion of letters of credit had been issued. Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements and a minimum rating from rating agencies. Each restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, under any of the letter of credit facilities, our subsidiaries could be prohibited from paying dividends. We were in compliance with all of the covenants under the aforementioned letter of credit facilities as of December 31, 2024.
See Note 14 “Debt and letter of credit facilities” in our audited consolidated financial statements included elsewhere in this Annual Report for additional information.
Cash Secured Letter of Credit Agreements
Under the cash secured letter of credit facilities, we provide collateral that consists of cash and cash equivalents and debt securities. As of December 31, 2024, total cash and cash equivalents and debt securities with a fair value of $1.3 billion were pledged as collateral against the letters of credit issued.
We believe that we have adequate capacity between our existing cash secured letter of credit agreements as well as available investments to post in reinsurance trusts to meet our collateral obligations under our existing and future reinsurance business.
For further details and discussion with respect to cash secured letter of credit agreements, see Note 14 “Debt and letter of credit facilities” in our audited consolidated financial statements included elsewhere in this Annual Report.
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
Restricted cash and cash equivalents and restricted investments decreased by $372.5 million, or 13.3%, to $2.4 billion as of December 31, 2024 from $2.8 billion as of December 31, 2023. The decrease was primarily due to a decrease in investments securing reinsurance contracts and letters of credit.

For additional information on restricted cash, cash equivalents and investments, see Note 5 “Cash, cash equivalents, restricted cash and restricted investments” in our consolidated financial statements included elsewhere in this Annual Report.
Cash Flows
Our cash flows from operations generally represent the difference between: (1) premiums collected and investment income and (2) loss and loss expenses paid, reinsurance purchased, underwriting and other expenses paid. Cash flows from operations may differ substantially from net income (loss) and may be volatile from period to period depending on the underwriting opportunities available to us and other factors. Due to the nature of our underwriting portfolio, claim payments can be unpredictable and may need to be made within relatively short periods of time. Claim payments can also be required several months or years after premiums are collected. In addition, as discussed above, SiriusPoint has access to the $400.0 million Facility that provides access to loans for working capital and general corporate purposes, and letters of credit to support obligations under insurance and reinsurance agreements, retrocessional agreements and for general corporate purposes.
Operating, investing and financing cash flows for the years ended December 31, 2024 and 2023 were as follows:

	2024	2023
	($ in millions)
Net cash provided by operating activities	$74.7	$581.3
Net cash provided by (used in) investing activities	343.6	(332.2)
Net cash used in financing activities	(625.0)	(61.5)
Net increase (decrease) in cash, cash equivalents and restricted cash	(206.7)	187.6
Cash, cash equivalents and restricted cash at beginning of year	1,101.3	913.7
Cash, cash equivalents and restricted cash at end of year	$894.6	$1,101.3
Operating Activities
Cash flows provided by operating activities can fluctuate due to timing differences between the collection of premiums and reinsurance recoverables and the payment of losses and loss expenses, and the payment of premiums to reinsurers. The decrease in cash flows from operating activities in the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to a decrease in net income, partially due to the losses on settlement of the Series A Preference shares and Merger Warrants as part of the transactions with CM Bermuda.
Investing Activities
Cash flows provided by investing activities for the year ended December 31, 2024 are driven by higher proceeds from sales and maturities of debt securities compared to purchases during the period, primarily to fund financing activities. Cash flows used in investing activities for the year ended December 31, 2023 primarily relates to the purchases of debt securities during the period.
Financing Activities
Cash flows used in financing activities for the year ended December 31, 2024 primarily consisted of a $517.9 million payment for the redemption of debt, a $299.7 million payment for share repurchases, $99.2 million related to the settlement of the Series A Preference shares and Merger Warrants, and $94.4 million for net payments deposit liability contracts, partially offset by $393.9 million of proceeds from the issuance of debt and $18.4 million of proceeds from the exercise of options. Cash flows used in financing activities for the year ended December 31, 2023 primarily consisted of $38.5 million for the settlement of CVRs, $18.0 million for the repayment of loans related to repurchase agreements, $16.0 million for cash dividends paid to preference shareholders, $11.5 million for taxes paid on withholding shares and $6.1 million for payments on deposit liability contracts, partially offset by $27.8 million of proceeds from the exercise warrants and options.
Financial Condition
As of December 31, 2024, total shareholders’ equity was $1,938.8 million compared to $2,530.6 million as of December 31, 2023. The decrease was primarily due to the share repurchases during the year, partially offset by net income of $202.4 million for the year ended December 31, 2024.

Contractual Obligations
Our contractual obligations as of December 31, 2024 by estimated maturity are presented below:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	($ in millions)
Debt (1)	$649.2	$—	$—	$400.0	$249.2
Scheduled interest payments (1)	590.2	48.7	97.4	76.7	367.4
Subtotal - Debt obligations	1,239.4	48.7	97.4	476.7	616.6
Loss and loss adjustment expense reserves (2)	5,653.9	1,752.5	1,928.9	796.4	1,176.1
Funds withheld payable (3)	1,059.6	361.7	333.4	193.9	170.6
Operating leases (4)	26.1	6.0	9.5	8.5	2.1
Deposit liabilities (5)	17.4	14.8	2.6	—	—
Share repurchase liability (6)	483.0	483.0	—	—	—
Total (7)(8)	$8,479.4	$2,666.7	$2,371.8	$1,475.5	$1,965.4
(1)    See Note 14 to our audited consolidated financial statements included elsewhere in this Annual Report for detailed information on our debt obligations.
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
(6) See Note 3 to our audited consolidated financial statements included elsewhere in this Annual Report for additional information regarding the CMIG Securities Purchase Agreement.
(7)    We have future binding commitments to fund certain other long-term investments. These commitments totaled $7.2 million as of December 31, 2024. These commitments do not have fixed funding dates. Therefore, these commitments are excluded from the table above.
(8)    The Series B preference shares contain both a mandatory conversion and optional redemption features, with the optional redemption features allowing for settlement in either common shares or cash. Obligations arising from these incentives are excluded from the table above.
Critical Accounting Policies and Estimates
See Note 2 “Significant accounting policies” in our audited consolidated financial statements included elsewhere in this Annual Report for a summary of our significant accounting and reporting policies.
Our consolidated financial statements are prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions. We believe that the accounting policies that require the most significant judgments and estimations by management are: (1) premium revenue recognition, (2) loss and loss adjustment expense reserves, (3) fair value measurements related to our investments and (4) income taxes. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material adverse effect on our results of operations and financial condition.
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
The following table summarizes premium estimates and related commissions and expenses by segment as of December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
	Premium Estimates	Commission Estimate	Amount Included in Insurance and Reinsurance Balances Receivable, Net	Premium Estimates	Commission Estimate	Amount Included in Insurance and Reinsurance Balances Receivable, Net
	($ in millions)
Reinsurance	$861.0	$(190.3)	$670.7	$923.4	$(215.1)	$708.3
Insurance & Services	672.5	(169.0)	503.5	619.2	(104.4)	514.8
Corporate	153.8	(104.6)	49.2	9.8	(4.7)	5.1
Total	$1,687.3	$(463.9)	$1,223.4	$1,552.4	$(324.2)	$1,228.2
Risk Transfer
Determining whether or not a reinsurance contract meets the condition for risk transfer requires judgment. The determination of risk transfer is critical to recognizing premiums written and is based, in part, on the use of actuarial pricing models and assumptions and evaluating contractual features that could impact the determination of whether a contract meets risk transfer. If we determine that a reinsurance contract does not transfer sufficient risk, we record under the deposit accounting method.

Loss and Loss Adjustment Expense Reserves
Loss and Loss Adjustment Expense Reserves by Reportable Segment
The following table summarize loss and loss adjustment expenses reserves net of reinsurance recoveries separated between (i) case reserves for claims reported ("Case") and (ii) incurred but not reported ("IBNR") reserves for losses that have occurred but for which claims have not yet been reported and for expected future development on case reserves as of December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
	Case	IBNR	Total (1)	Case	IBNR	Total (1)
	($ in millions)
Reinsurance	$425.0	$1,246.9	$1,671.9	$440.4	$1,385.7	$1,826.1
Insurance & Services	109.2	883.3	992.5	212.9	852.3	1,065.2
Corporate	264.1	410.1	674.2	156.0	265.7	421.7
Total	$798.3	$2,540.3	$3,338.6	$809.3	$2,503.7	$3,313.0
(1)Excludes deferred gains on retroactive reinsurance contracts.
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
We rely heavily on information reported by MGAs and ceding companies, as discussed above. In order to determine the accuracy and completeness of such information, our underwriters, actuaries, and claims advocates perform audits of certain MGAs and ceding companies, where customary. Any material findings are discussed with the ceding companies. When we encounter situations where a claim presentation from a ceding company is not in accordance with contract terms our focus is to resolve the issue without the need for litigation or arbitration. However, in the infrequent situations where a resolution is not possible, SiriusPoint defends its position in arbitration or litigation.
See Note 11 “Loss and loss adjustment expense reserves” in our audited consolidated financial statements included elsewhere in this Annual Report for additional information regarding loss and loss adjustment expense reserves including reserving methodologies.
As part of our risk management process, we periodically engage external actuarial and claims consultants to independently evaluate the adequacy of the net carried loss and loss adjustment expense reserves. Management considers the results of the independent analysis as a supplement to internal recommendations when determining carried loss and loss adjustment expenses reserve amounts.
The following table details our prior year loss reserve development of liability for net unpaid claims and claim expenses for the years ended December 31, 2024 and 2023:

	2024	2023
	Unfavorable (favorable) development	Unfavorable (favorable) development
	($ in millions)
Reinsurance	$(75.0)	$(140.8)
Insurance & Services	(25.7)	(26.6)
Corporate	(7.2)	(6.8)
Total net favorable development	$(107.9)	$(174.2)

Loss and loss adjustment expense development - 2024
The $107.9 million net decrease in prior years’ reserves for the year ended December 31, 2024 was driven by:
•$75.0 million of net favorable prior year reserve development in the Reinsurance segment primarily driven by favorable development in Property and Specialty, mainly from reserve releases relating to prior year’s catastrophe events;
•$25.7 million of net favorable prior year reserve development in the Insurance & Services segment mainly in A&H due to lower than expected reported attritional losses; and
•$7.2 million of net favorable prior year reserve development in Corporate mainly due to lower than expected reported attritional losses.
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
•$26.6 million of net favorable prior year reserve development in the Insurance & Services segment which was primarily driven by favorable loss reserve emergence in A&H and lower adverse prior year loss development in workers’ compensation; and
•$6.8 million of net favorable prior year reserve development in Corporate due to various actions taken for the year ended December 31, 2023 including favorable reported emergence in prior accident year loss reserves as validated by the pricing from external reinsurers of the 2023 LPT, and a reduction in unallocated loss adjustment expense reserves related to the claims that will no longer be managed by SiriusPoint under the terms of the 2023 LPT. These favorable loss reserve movements were partially offset by reserve strengthening for specific areas of uncertainty for the loss reserves.
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
As of December 31, 2024, the Company’s strategic investments totaled $105.0 million. See Note 6 “Fair value measurements” to our audited consolidated financial statements for additional information on the framework for measuring fair value established by U.S. GAAP disclosure requirements related to investments.
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

Income Taxes
We have subsidiaries and branches that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate. The jurisdictions in which our subsidiaries and branches are subject to tax are Belgium, Bermuda, Canada, Germany, Luxembourg, Sweden, Switzerland, the United Kingdom, and the United States.
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
Uncertain Tax Positions
Recognition of the benefit of a given tax position is based upon whether a company determines that it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. In evaluating the more likely than not recognition threshold, we must presume that the tax position will be subject to examination by a taxing authority with full knowledge of all relevant information. If the recognition threshold is met, then the tax position is measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. As of December 31, 2024, the total reserve for unrecognized tax benefits of $0.9 million. With few exceptions, we are no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2020.
Change in Tax Laws or Rates
In December 2021, the OECD published two global anti-base erosion model rules under Pillar Two (the “GloBE Rules”), which implement a 15% global minimum tax applicable for multinational groups. The first GloBE Rule is the income inclusion rule (“IIR”), which imposes “top-up” tax on a parent entity in respect of the income of a subsidiary that is taxed at less than 15%. The second GloBE Rule is the “undertaxed payments” rule, which denies deductions or requires an equivalent adjustment to the extent the income of an affiliate which is taxed at less than 15%. On January 1, 2024, the GloBE Rules went into effect in the EU, including a minimum top-up tax rate of 15% for multinational companies, with many E.U. member states enacting corollary legislation as part of their respective domestic tax laws. Consistent with accounting guidance, the Company will treat the global minimum tax as an in-period tax charge when incurred in future periods for which no deferred taxes need to be provided. No provision for top-up tax was recorded as of December 31, 2024.
Earnings of Certain Subsidiaries
SiriusPoint has capital and liquidity in many of its subsidiaries, some of which may reflect undistributed earnings. If such capital or liquidity were to be paid or distributed to us or our subsidiaries, as dividends or otherwise, they may be subject to income or withholding taxes. SiriusPoint Group generally intends to operate, and manage its capital and liquidity, in a tax-efficient manner. However, the applicable tax laws in the relevant countries are subject to change, possibly with retroactive effect, including in response to OECD guidance. Accordingly, such payments or earnings may be subject to income or withholding tax in jurisdictions where they are not currently taxed or at higher rates of tax than currently taxed, and the applicable tax authorities could also attempt to apply income or withholding tax to past earnings or payments.
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
The following table summarizes the estimated effects of hypothetical increases and decreases in market interest rates on our debt securities as of December 31, 2024:

	Fair value	Assumed change in interest rate	Estimated fair value after change in interest rate	Pre-tax increase (decrease) in carrying value
	($ in millions)
Debt securities	$5,293.2	300 bp decrease	$5,674.4	$381.2
		200 bp decrease	5,542.2	249.0
		100 bp decrease	5,410.1	116.9
		50 bp decrease	5,344.1	50.9
		50 bp increase	5,197.4	(95.8)
		100 bp increase	5,116.7	(176.5)
		200 bp increase	4,955.5	(337.7)
		300 bp increase	$4,794.3	$(498.9)
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
Investment in Related Party Investment Funds
The carrying values of our investments in Related Party Investment Funds are valued at fair value. We have elected the practical expedient for fair value for these investments which is estimated based on our share of the net asset value of the respective limited partnership, as provided by the independent fund administrator. Market prices of the underlying investment securities, in general, are subject to fluctuations. Assuming a hypothetical 10% and 30% increase or decrease in the value of our investments in related party investment funds as of December 31, 2024, the carrying value of these investments would have increased or decreased by approximately $11.7 million and $35.0 million, pre-tax, respectively.

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
The following table summarizes the estimated effects of a hypothetical 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have had on the carrying value of our net assets as of December 31, 2024:

	10% increase	10% decrease
	($ in millions)
Swedish Krona to U.S. dollar	$(1.6)	$1.6
Euro to U.S. dollar	7.8	(7.8)
British Pound to U.S. dollar	(1.1)	1.1
Canadian Dollar to U.S. dollar	(2.8)	2.8
Australian Dollar to U.S. dollar	$(0.2)	$0.2
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
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2024. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting is effective based on criteria in Internal Control - Integrated Framework (2013) issued by the COSO.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act during the most recent fiscal quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the year ended December 31, 2024, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
Part III
The following required information is incorporated by reference to our definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2024 pursuant to Regulation 14A:
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

4.24
Loss Portfolio Transfer Reinsurance Agreement, dated as of October 1, 2024, between SiriusPoint America Insurance Company and Clarendon National Insurance Company (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on October 31, 2024).

4.25
Senior Indenture, dated as of April 5, 2024, between SiriusPoint Ltd. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 5, 2024).

4.26
First Supplemental Indenture, dated as of April 5, 2024, between SiriusPoint Ltd. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 5, 2024).

4.27
Fourth Supplemental Indenture, dated as of April 4, 2024, between SiriusPoint Ltd. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on April 5, 2024).

4.28
Form of Master Agreement, dated as of April 30, 2024, by and between SiriusPoint America Insurance Company and Clarendon National Insurance Company (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed on August 1, 2024).

10.1**	Form of Director Service Restricted Share Award Agreement (incorporated by reference to Exhibit 10.6.1 to the Company’s Annual Report on Form 10-K filed on February 28, 2014).
10.2**	Form of Employee Restricted Shares Agreement (incorporated by reference to Exhibit 10.6.6 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2019).
10.3**	Form of Nonqualified Share Option Agreement under the Share Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form S-1 filed on July 15, 2013).
10.4**	Form of Director Service Agreement (Adopted November 2013) (incorporated by reference to Exhibit 10.8.1 to the Company’s Annual Report on Form 10-K filed on February 28, 2014).
10.5**	Third Point Reinsurance Ltd. 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on February 24, 2017).
10.6**	Third Point Reinsurance Ltd. Annual Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on February 24, 2017).

10.7**	SiriusPoint Ltd. 2023 Omnibus Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 21, 2023).
10.7.1**	SiriusPoint Ltd. 2023 Omnibus Incentive Plan - Form of Director Restricted Shares Agreement. (incorporated by reference to Exhibit 10.33 of the Company’s Form 10-K filed on February 29, 2024)
10.7.2**
SiriusPoint Ltd. 2023 Omnibus Incentive Plan - Form of Employee Service Restricted Share Unit Agreement.(incorporated by reference to Exhibit 10.33 of the Company’s Form 10-K filed on February 29, 2024)

10.7.3**
SiriusPoint Ltd. 2023 Omnibus Incentive Plan - Form of Employee Performance Restricted Share Unit Agreement.(incorporated by reference to Exhibit 10.33 of the Company’s Form 10-K filed on February 29, 2024)

10.8
Trademark License Agreement between Third Point LLC and Third Point Reinsurance Ltd., dated as of December 22, 2011 (incorporated by reference to Exhibit 10.22 to the Company’s Form S-1 filed on July 15, 2013).

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

10.27
Amended and Restated Investment Management Agreement, dated as of February 23, 2022, by and between Third Point LLC, SiriusPoint Ltd., SiriusPoint America Insurance Company, SiriusPoint Bermuda Insurance Company Ltd. and SiriusPoint International Insurance Corporation (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed on March 1, 2022).

10.28**	Scott Egan Employment Letter, dated as of September 6, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 7, 2022).
10.29**	Stephen Yendall Employment Letter, dated as of October 7, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 12, 2022).
10.30**	David Govrin Employment Letter, dated as of October 31, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 2, 2022).
10.31**	Clawback Policy (adopted October 2, 2023 and amended January 2024) (incorporated by reference to Exhibit 10.32 of the Company’s 10-K filed on February 29, 2024).
10.32**	SiriusPoint Ltd. Form of Director Services Agreement (incorporated by reference to Exhibit 10.33 of the Company’s Form 10-K filed on February 29, 2024).
10.33**	SiriusPoint Ltd. Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.34 to the Company’s Form 10-K filed on February 29, 2024).
10.34**	James J. McKinney Employment Letter, dated as of May 21, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 23, 2024).
10.35**	Stephen Yendall Termination Letter, dated as of May 21, 2024, and amended as of July 19, 2024.
10.36**	Anthony Shapella Offer Letter (Chief Underwriting Officer), dated as of November 4, 2024.
10.37**	Anthony Shapella Offer Letter (Deputy Chief Underwriting Officer), dated as of August 4, 2023.
10.38
Amended and Restated Credit Agreement, dated as of December 19, 2024, by and among the Company, JPMorgan Chase Bank, N.A. as administrative agent, the lenders from time to time party thereto, and the other parties party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 23, 2024).

10.39	Securities Purchase Agreement, dated as of December 30, 2024, by and between the Company and CM Bermuda Limited.
10.40	Share Repurchase Agreement, dated as of August 1, 2024, by and among the Company, CM Bermuda Limited and CMIG International Holding Pte. Ltd.
19.1	Insider Trading Policy, dated as of January 23, 2024.

21.1	List of Subsidiaries as of December 31, 2024.
23.1	Consent of PricewaterhouseCoopers LLP.
23.2	Third Point Enhanced LP Consent of Independent Auditors.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1±	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2±	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audited Financial Statements of Third Point Enhanced LP as of and for the year ended December 31, 2024.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

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

Item 16    10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Pembroke, Bermuda, on February 21, 2025.
                            SIRIUSPOINT LTD.
                            (Registrant)
By:    /s/ Scott Egan
Name: Scott Egan
Title:     Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jim McKinney and Linda Lin, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Scott Egan	Chief Executive Officer (Principal Executive Officer) and Director	February 21, 2025
Scott Egan

/s/ Jim McKinney	Chief Financial Officer (Principal Financial Officer)	February 21, 2025
Jim McKinney

/s/ Evan Cabat	Chief Accounting Officer (Principal Accounting Officer)	February 21, 2025
Evan Cabat

/s/ Susan L. Cross	Director	February 21, 2025
Susan L. Cross

/s/ Rafe de la Gueronniere	Director	February 21, 2025
Rafe de la Gueronniere

/s/ Daniel S. Loeb	Director	February 21, 2025
Daniel S. Loeb

/s/ Sharon M. Ludlow	Director	February 21, 2025
Sharon M. Ludlow

/s/ Mehdi A. Mahmud	Director	February 21, 2025
Mehdi A. Mahmud

/s/ Bronek Masojada	Director	February 21, 2025
Bronek Masojada

/s/ Franklin (Tad) Montross	Director	February 21, 2025
Franklin(Tad) Montross

/s/ Jason Robart	Director	February 21, 2025
Jason Robart

/s/ Peter Wei Han Tan	Director	February 21, 2025
Peter Wei Han Tan

/s/ Meng Tee Saw	Director	February 21, 2025
Meng Tee Saw

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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of SiriusPoint Ltd.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of SiriusPoint Ltd. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of income (loss), of comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedules listed in the index appearing on page F-1 (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Valuation of Loss and Loss Adjustment Expense Reserves
As described in Notes 2 and 11 to the consolidated financial statements, the Company’s loss and loss adjustment expense reserves as of December 31, 2024 were $5,653.9 million. Loss and loss adjustment expense reserves are established by management based on actuarially determined estimates of ultimate loss and loss adjustment expenses. Inherent in the estimate of ultimate loss and loss adjustment expenses are expected trends in claim severity and frequency and other factors that may vary significantly as claims are settled. As disclosed by management, the uncertainties are primarily due to the lapse of time to receive the reporting of the claims and the ultimate settlement of the claims; the diversity of development patterns among different lines of business; and the reliance on cedents, managing general underwriters, and brokers for information regarding claims. Management applies judgment and uses several actuarial methods to perform the Company’s loss reserve analysis, which include the expected loss ratio method, paid and incurred loss development methods, and Bornhuetter-Ferguson paid and incurred loss methods. Use of these methods involves key assumptions, including expected loss ratios and paid and incurred loss development factors. Key to the projection of ultimate loss is the selection and weighting of the actuarial methods.
The principal considerations for our determination that performing procedures relating to valuation of loss and loss adjustment expense reserves is a critical audit matter are (i) the significant judgment by management when developing the estimate; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the expected loss ratios, paid and incurred loss development factors, and the selection and weighting of the actuarial methods (collectively, the “significant assumptions”); and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of loss and loss adjustment expense reserves, including controls over the development of the significant assumptions. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in (i) developing an independent estimate for certain lines of business of the loss and loss adjustment expense reserves, and comparing this independent estimate to management’s actuarially determined reserves; and (ii) for certain lines of business, testing management’s process for estimating loss and loss adjustment expense reserves by evaluating the appropriateness of management’s actuarial reserving methods and the reasonableness of the significant assumptions used by management. Developing an independent estimate and testing management’s process also involved testing the completeness and accuracy of data provided by management.

/s/ PricewaterhouseCoopers LLP
New York, New York

February 21, 2025

We have served as the Company’s auditor since 2021.

SIRIUSPOINT LTD.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2024 and 2023
(expressed in millions of U.S. dollars, except per share and share amounts)

	December 31, 2024	December 31, 2023
Assets
Debt securities, available for sale, at fair value, net of allowance for credit losses of $1.1 (2023 - $0.0) (cost - $5,143.8; 2023 - $4,754.6)	$5,131.0	$4,755.4
Debt securities, trading, at fair value (cost - $187.3; 2023 - $568.1)	162.2	534.9
Short-term investments, at fair value (cost - $95.3; 2023 - $370.8)	95.8	371.6
Investments in related party investment funds, at fair value	116.5	105.6
Other long-term investments, at fair value (cost - $317.8; 2023 - $358.1) (includes related party investments at fair value of $100.7 (2023 - $173.7))	200.0	310.1
Total investments	5,705.5	6,077.6
Cash and cash equivalents	682.0	969.2
Restricted cash and cash equivalents	212.6	132.1
Redemption receivable from related party investment fund	—	3.0
Due from brokers	11.2	5.6
Interest and dividends receivable	44.0	42.3
Insurance and reinsurance balances receivable, net	2,054.4	1,966.3
Deferred acquisition costs, net	327.5	308.9
Unearned premiums ceded	463.9	449.2
Loss and loss adjustment expenses recoverable, net	2,315.3	2,295.1
Deferred tax asset	297.0	293.6
Intangible assets	140.8	152.7
Other assets	270.7	175.9
Total assets	$12,524.9	$12,871.5
Liabilities
Loss and loss adjustment expense reserves	$5,653.9	$5,608.1
Unearned premium reserves	1,639.2	1,627.3
Reinsurance balances payable	1,781.6	1,736.7
Deposit liabilities	17.4	134.4
Deferred gain on retroactive reinsurance	8.5	27.9
Debt	639.1	786.2
Due to brokers	18.0	6.2
Deferred tax liability	76.2	68.7
Liability-classified capital instruments	—	67.3
Share repurchase liability	483.0	—
Accounts payable, accrued expenses and other liabilities	269.2	278.1
Total liabilities	10,586.1	10,340.9
Commitments and contingent liabilities
Shareholders’ equity
Series B preference shares (par value $0.10; authorized and issued: 8,000,000)	200.0	200.0
Common shares (issued and outstanding: 116,429,057; 2023 - 168,120,022)	11.6	16.8
Additional paid-in capital	945.0	1,693.0
Retained earnings	784.9	601.0
Accumulated other comprehensive income (loss), net of tax	(4.1)	3.1
Shareholders’ equity attributable to SiriusPoint shareholders	1,937.4	2,513.9
Noncontrolling interests	1.4	16.7
Total shareholders’ equity	1,938.8	2,530.6
Total liabilities, noncontrolling interests and shareholders’ equity	$12,524.9	$12,871.5

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
For the years ended December 31, 2024, 2023 and 2022
(expressed in millions of U.S. dollars, except per share and share amounts)

	2024	2023	2022
Revenues
Net premiums earned	$2,343.5	$2,426.2	$2,318.1
Net investment income	303.6	283.7	113.3
Net realized and unrealized investment losses	(88.7)	(10.0)	(225.5)
Net realized and unrealized investment gains (losses) from related party investment funds	9.7	(1.0)	(210.5)
Net investment income and net realized and unrealized investment gains (losses)	224.6	272.7	(322.7)
Other revenues	184.2	97.8	82.8
Loss on settlement and change in fair value of liability-classified capital instruments	(148.5)	(59.4)	27.4
Total revenues	2,603.8	2,737.3	2,105.6
Expenses
Loss and loss adjustment expenses incurred, net	1,368.5	1,381.3	1,588.4
Acquisition costs, net	516.9	472.7	461.9
Other underwriting expenses	181.7	196.3	184.5
Net corporate and other expenses	232.1	258.2	312.8
Intangible asset amortization	11.9	11.1	8.1
Interest expense	69.6	64.1	38.6
Foreign exchange (gains) losses	(10.0)	34.9	(66.0)
Total expenses	2,370.7	2,418.6	2,528.3
Income (loss) before income tax (expense) benefit	233.1	318.7	(422.7)
Income tax (expense) benefit	(30.7)	45.0	36.7
Net income (loss)	202.4	363.7	(386.0)
Net income attributable to noncontrolling interests	(2.5)	(8.9)	(0.8)
Net income (loss) available to SiriusPoint	199.9	354.8	(386.8)
Dividends on Series B preference shares	(16.0)	(16.0)	(16.0)
Net income (loss) available to SiriusPoint common shareholders	$183.9	$338.8	$(402.8)
Earnings (loss) per share available to SiriusPoint common shareholders
Basic earnings (loss) per share available to SiriusPoint common shareholders	$1.06	$1.93	$(2.51)
Diluted earnings (loss) per share available to SiriusPoint common shareholders	$1.04	$1.85	$(2.51)
Weighted average number of common shares used in the determination of earnings (loss) per share
Basic	166,537,394	163,341,448	160,228,588
Diluted	169,470,681	169,607,348	160,228,588

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31, 2024, 2023 and 2022
(expressed in millions of U.S. dollars)

	2024	2023	2022
Comprehensive income (loss)
Net income (loss)	$202.4	$363.7	$(386.0)
Other comprehensive income (loss), net of tax
Change in foreign currency translation adjustment	1.1	1.1	(5.0)
Unrealized gains (losses) from debt securities held as available for sale investments	1.3	38.9	(42.5)
Reclassifications from accumulated other comprehensive income (loss)	(9.6)	8.1	2.7
Total other comprehensive income (loss)	(7.2)	48.1	(44.8)
Comprehensive income (loss)	195.2	411.8	(430.8)
Net income attributable to noncontrolling interests	(2.5)	(8.9)	(0.8)
Comprehensive income (loss) available to SiriusPoint	$192.7	$402.9	$(431.6)
The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2024, 2023 and 2022
(expressed in millions of U.S. dollars)

	2024	2023	2022
Series B preference shares
Balance, beginning of period	$200.0	$200.0	$200.0
Issuance of preference shares, net	—	—	—
Balance, end of period	200.0	200.0	200.0
Common shares
Balance, beginning of period	16.8	16.2	16.2
Issuance of common shares, net	0.1	0.2	0.1
Exercise of options	0.2	0.4	—
Common shares repurchased and retired	(5.5)	—	(0.1)
Balance, end of period	11.6	16.8	16.2
Additional paid-in capital
Balance, beginning of period	1,693.0	1,641.3	1,622.7
Issuance of common shares, net	—	—	—
Share compensation	10.8	9.9	23.5
Exercise of options	18.4	41.8	—
Common shares repurchased and retired	(777.2)	—	(4.9)
Balance, end of period	945.0	1,693.0	1,641.3
Retained earnings
Balance, beginning of period	601.0	262.2	665.0
Net income (loss)	202.4	363.7	(386.0)
Net income attributable to noncontrolling interests	(2.5)	(8.9)	(0.8)
Dividends on preference shares	(16.0)	(16.0)	(16.0)
Balance, end of period	784.9	601.0	262.2
Accumulated other comprehensive income (loss), net of tax
Balance, beginning of period	3.1	(45.0)	(0.2)
Change in foreign currency translation adjustment
Balance, beginning of period	(4.1)	(5.2)	(0.2)
Change in foreign currency translation adjustment	1.1	1.1	(5.0)
Balance, end of period	(3.0)	(4.1)	(5.2)
Unrealized gains (losses) from debt securities held as available for sale investments
Balance, beginning of period	7.2	(39.8)	—
Unrealized gains (losses) from debt securities held as available for sale investments	1.3	38.9	(42.5)
Reclassifications from accumulated other comprehensive income	(9.6)	8.1	2.7
Balance, end of period	(1.1)	7.2	(39.8)
Balance, end of period	(4.1)	3.1	(45.0)
Shareholders’ equity attributable to SiriusPoint shareholders	1,937.4	2,513.9	2,074.7
Noncontrolling interests	1.4	16.7	7.9
Total shareholders’ equity	$1,938.8	$2,530.6	$2,082.6
The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2024, 2023 and 2022
(expressed in millions of U.S. dollars)

	2024	2023	2022
Operating activities
Net income (loss)	$202.4	$363.7	$(386.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share compensation	20.7	21.4	30.5
Net realized and unrealized loss on investments and derivatives	88.7	5.9	207.6
Net realized and unrealized (gain) loss on investment in related party investment funds	(9.7)	1.0	210.5
Change in fair value of liability-classified capital instruments	31.9	59.4	(27.4)
Amortization of premium and accretion of discount, net	(61.2)	(67.1)	(17.2)
Amortization of intangible assets	11.9	11.1	8.1
Other items, net	(42.4)	23.7	(28.0)
Changes in assets and liabilities:
Insurance and reinsurance balances receivable, net	(87.9)	(84.3)	(164.7)
Deferred acquisition costs, net	(18.6)	(14.0)	(76.1)
Unearned premiums ceded	(14.7)	(100.4)	(106.0)
Loss and loss adjustment expenses recoverable, net	(20.2)	(918.9)	(160.9)
Deferred tax asset/liability	11.2	(84.4)	(53.9)
Other assets	(110.0)	(28.8)	(36.9)
Interest and dividends receivable	(1.7)	(15.6)	(18.4)
Loss and loss adjustment expense reserves	45.8	339.4	427.3
Unearned premium reserves	11.9	106.2	322.7
Deferred gain on retroactive reinsurance	(19.4)	27.9	—
Reinsurance balances payable	44.9	923.6	125.3
Accounts payable, accrued expenses and other liabilities	(8.9)	11.5	36.8
Net cash provided by operating activities	74.7	581.3	293.3
Investing activities
Purchases of debt securities, available-for-sale	(2,270.9)	(3,579.0)	(2,811.2)
Purchases of debt securities, trading	—	—	(852.4)
Purchases of short-term investments	(432.9)	(1,377.4)	(2,802.5)
Purchases of other investments	(28.6)	(5.5)	(70.6)
Proceeds from sales and maturities of debt securities, available-for-sale	1,921.4	1,516.8	242.8
Proceeds from sales and maturities of debt securities, trading and short-term investments	1,084.4	3,025.7	4,121.1
Proceeds from sales and maturities of other investments	64.0	81.7	864.0
Change in due to/from brokers, net	6.2	5.5	4.5
Net cash provided by (used in) investing activities	343.6	(332.2)	(1,304.3)
Financing activities
Taxes paid on withholding shares	(9.8)	(11.5)	(7.1)
Repayment of loans under an agreement to repurchase	—	(18.0)	17.6
Cash dividends paid to preference shareholders	(16.0)	(16.0)	(16.0)
Payment of redemption of debt	(517.9)	—	—
Proceeds from issuance of debt, net of costs	393.9	—	—
Settlement of liability-classified capital instruments	(99.2)	(38.5)	—
Net proceeds from exercise of options and warrants	18.4	27.8	—
Net payments on deposit liability contracts	(94.4)	(6.1)	(14.0)
Purchases of SiriusPoint common shares under share repurchase program	(299.7)	—	(5.0)
Change in total noncontrolling interests, net	(0.3)	0.8	0.8
Net cash used in financing activities	(625.0)	(61.5)	(23.7)
Net increase (decrease) in cash, cash equivalents and restricted cash	(206.7)	187.6	(1,034.7)
Cash, cash equivalents and restricted cash at beginning of year	1,101.3	913.7	1,948.4
Cash, cash equivalents and restricted cash at end of year	$894.6	$1,101.3	$913.7
Supplementary information
Interest paid in cash	$66.4	$46.1	$39.2
Income taxes paid (received) in cash	$50.6	$49.6	$(2.2)

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
The Company evaluates the recoverability of deferred acquisition costs by determining if the sum of expected loss and loss adjustment expenses, expected dividends to policyholders, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums and anticipated investment income. If a loss is probable on the unexpired portion of contracts in force, a premium deficiency loss is recognized. As of December 31, 2024, deferred acquisition costs are considered to be fully recoverable and no premium deficiency has been recorded.
Loss and loss adjustment expense reserves
The Company’s loss and loss adjustment expense reserves include case reserves, reserves for losses incurred but not yet reported (“IBNR reserves”). Case reserves are established for losses that have been reported, but not yet paid. IBNR reserves represent the estimated loss and loss adjustment expenses that have been incurred by insureds and reinsureds but not yet reported to the insurer or reinsurer, including unknown future development on loss and loss adjustment expenses that are known to the insurer or reinsurer. IBNR reserves are established by management based on actuarially determined estimates of ultimate loss and loss adjustment expenses.

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
Other long-term investments include certain strategic investments that are carried at fair value, using the equity method or the cost adjusted for market observable events less impairment method. For strategic investments carried at fair value, management uses commonly accepted valuation methods (i.e., income approach, market approach). Where appropriate to utilize equity method, the Company recognizes its share of the investees’ income in net realized and unrealized investment losses. Where criteria to be accounted for under the equity method is not met, we have elected to value our strategic investments at the cost adjusted for market observable events less impairment method, a measurement alternative in which the investment is measured at cost and remeasured to fair value when determined to be impaired or upon observable transactions prices becoming available. See Note 8 for additional information.
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
Foreign currency exchange
The U.S. dollar is the functional currency for the Company’s businesses except for the Canadian reinsurance operations of SiriusPoint America Insurance Company. The Company invests in securities denominated in foreign currencies. Assets and liabilities recorded in these foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date, and revenues and expenses are translated using the average exchange rates for the period. Net foreign exchange gains and losses arising from the translation of functional currencies are reported in shareholders’ equity, in accumulated other comprehensive income (loss). As of December 31, 2024, the Company had net unrealized foreign currency translation losses of $3.0 million recorded in accumulated other comprehensive income (loss) on its consolidated balance sheet (December 31, 2023 - $4.1 million).
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
Noncontrolling interests
The Company consolidates the results of entities in which it has a controlling financial interest. Noncontrolling interests are presented as a separate line within shareholders’ equity in the consolidated balance sheets. The Company records the portion of net income attributable to noncontrolling interests as a separate line within the consolidated statements of income (loss).
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
Liability-classified capital instruments
As part of the consideration transferred in the acquisition of Sirius Group, the Company issued various instruments that were classified as liabilities based on their terms, notably the settlement features for each and any potential adjustments to the exercise price for the warrants issued. Liability-classified capital instruments reported in the consolidated balance sheets include Series A preference shares, Merger Warrants, Private Warrants, Sirius Group Public Warrants, Upside Rights and Contingent Value Rights. The liability-classified capital instruments are carried at fair value with changes in fair value included in “Loss on settlement and change in fair value of liability-classified instruments” in the consolidated statements of income (loss). As of December 31, 2024 all of the instruments were settled, exercised or expired. Refer to Note 21 “Commitments and contingencies” for additional information regarding the liability-classified financial instruments.

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
Recent accounting pronouncements
Issued and effective as of December 31, 2024
In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). The amendment clarifies the guidance in Topic 820 on the fair value measurement of an equity security that is subject to a contractual sale restriction and requires specific disclosures related to such an equity security. ASU 2022-03 is effective for public business entities for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. This pronouncement did not have a material impact on the Company’s consolidated financial statements.
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendment improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Refer to Note 4 “Segment reporting” for disclosure related to this new pronouncement.
Issued but not yet effective as of December 31, 2024
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-09, Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 023-09”). The amendment enhances the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024. This new pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The amendment aims to provide additional details about expenses deemed important to understanding an entity’s performance, assessing its prospects for future cash flows, and comparing its performance both over time and with that of other entities. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. This new pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.
All other accounting pronouncements issued during the year ended December 31, 2024 were either not relevant to the Company or did not impact the Company’s consolidated financial statements.
Reclassifications
Certain comparative figures have been reclassified to conform to the current year presentation. These reclassifications had no impact on the previously reported net income (loss) or shareholders’ equity attributable to SiriusPoint shareholders.

3. Significant transactions
CM Bermuda Transactions
Series A Preference Shares Settlement and Share Repurchase
On August 1, 2024, the Company entered into a Confidential Settlement and Mutual Release Agreement (the “Settlement Agreement”), and concurrently therewith, a Share Repurchase Agreement (the “Share Repurchase Agreement” and, together with the Settlement Agreement, collectively, the “CMIG Series A and Repurchase Agreement”), in each case, with CM Bermuda Limited (“CM Bermuda”) and CMIG International Holding Pte. Ltd.
The Company paid CM Bermuda a total consideration of $261.3 million upon the closing of the transactions under the CMIG Series A and Repurchase Agreement. Pursuant to the Settlement Agreement, the Company paid CM Bermuda for full satisfaction and discharge of all obligations and all other claims of any nature related to the Company’s Series A Preference Shares held by CM Bermuda and the related Certificate of Designation of Series A Preference Shares of the Company, and recorded a loss of $90.7 million in Loss on settlement and change in fair value of liability classified instruments in the Company’s consolidated income statement during the year ended December 31, 2024. All Series A Preference shares held by CM Bermuda were cancelled and retired at the closing of the transaction. Pursuant to the Share Repurchase Agreement, the Company repurchased 9,077,705 of the Company’s issued and outstanding common shares held by CM Bermuda for $125.0 million, which had a repurchase date fair value of $129.7 million. The repurchased shares were cancelled and retired.
Merger Warrant Settlement and Share Repurchase
On December 30, 2024, the Company entered into a Securities Purchase Agreement (the “CMIG Securities Purchase Agreement”) with CM Bermuda. The CMIG Securities Purchase Agreement provides that, subject to the satisfaction or waiver of certain customary conditions set forth therein, the Company will repurchase all common shares and all warrants to purchase common shares held by CM Bermuda.
Upon the terms and subject to the conditions in the CMIG Securities Purchase Agreement, the Company will repurchase 20,991,337 warrants at $3.56 per warrant and 45,720,732 common shares at $14.25 per common share. The aggregate amount payable by the Company under the CMIG Securities Purchase Agreement will be approximately $733.0 million, including certain costs and expenses. Following the closing, CM Bermuda will have no remaining ownership interest in the Company. The common shares will be purchased into treasury and the warrants will be cancelled. The CMIG Securities Purchase Agreement contains customary representations, warranties and covenants of the parties. Consummation of the transactions contemplated by the CMIG Securities Purchase Agreement is subject only to the representations and warranties of each party being true and correct as of the closing date.
The closing is expected to be completed on or before February 28, 2025. The CMIG Securities Purchase Agreement contemplates that payment thereunder be made in two tranches. The first payment of $250.0 million was made concurrently with the execution of the CMIG Securities Purchase Agreement. At the closing, the Company will pay an additional $483.0 million to CM Bermuda, which is recorded in Share repurchase liability in the Company’s consolidated balance sheet as of December 31, 2024. The repurchase date fair value of the common shares was $649.2 million. Pursuant to the CMIG Securities Purchase Agreement, the Company recorded a loss of $25.9 million in Loss on settlement and change in fair value of liability classified instruments in the Company’s consolidated income statement, which includes $6.8 million of CM Bermuda’s costs and expenses.
In connection with the transactions contemplated by the CMIG Securities Purchase Agreement, the parties have agreed that, effective and contingent upon the closing, CM Bermuda’s appointed board representative, Meng Tee Saw, will resign from the Board and each committee of the Board of which he is a member; and the Company and CM Bermuda will terminate that certain Investor Rights Agreement, dated as of February 26, 2021, by and between SiriusPoint and CM Bermuda (the “IRA”). CM Bermuda has similarly placed an executed resignation letter and IRA termination agreement into escrow. Via the termination of the IRA, CM Bermuda will no longer have observer rights on the Board.
Workers’ Compensation Loss Portfolio Transfer
On April 30, 2024, SiriusPoint America Insurance Company (“SiriusPoint America”), a subsidiary of the Company, entered into the Master Agreement, dated as of April 30, 2024, made by and between SiriusPoint America and Clarendon National Insurance Company (“Clarendon National”), an insurer domiciled in Texas and an affiliate of Enstar Group Limited, a

Bermuda exempted company (“Enstar”). The Company received the appropriate regulatory approvals and the transaction closed on October 1, 2024.
Pursuant to the Master Agreement, on the closing of the transactions contemplated therein, among other documents, (a) SiriusPoint America and Clarendon National entered into a Loss Portfolio Transfer Reinsurance Agreement (the “2024 LPT”), pursuant to which SiriusPoint America cedes and Clarendon National assumes 100% of the net liability with respect to certain workers’ compensation insurance exposures of SiriusPoint America (the “Subject Business”) on a funds withheld basis, subject to the terms and conditions of the 2024 LPT including an aggregate limit; (b) SiriusPoint America and an affiliate of Clarendon National (the “Administrator”) entered into an Administrative Services Agreement concerning the Administrator’s authority and responsibility for certain administrative services related to the Subject Business, including claims handling; and (c) Enstar issued a Parental Guarantee in favor of SiriusPoint America guaranteeing Clarendon National’s obligations under the 2024 LPT. In certain circumstances and in lieu of the guarantee obligations provided thereunder, Clarendon National may post letters of credit as collateral securing Clarendon National’s reinsurance obligations with respect to the Subject Business. Immediately prior to the effective date of the 2024 LPT, SiriusPoint commuted certain ceded workers’ compensation reinsurance contracts, and the liabilities related to those commuted contracts are included in the Subject Business.
The transaction price of approximately $400 million covered SiriusPoint loss and unearned premium reserves, including commuted liabilities, and the reinsurance premium as of the December 31, 2023 valuation date. The subject loss reserves are now included in Loss and loss adjustment expenses recoverable in the Company’s consolidated balance sheets. Following the commutation of certain liabilities, the Company recognized a loss of $20.1 million at the effective date of October 1, 2024. The agreement between SiriusPoint America and Clarendon National is on a funds withheld basis, and the funds held liability (including reinsurance premium) of $297.2 million as of December 31, 2024 is included within Reinsurance balances payable in the Company’s consolidated balance sheets. The aggregate limit under the 2024 LPT is 150% of the premium paid.
SiriusPoint International Loss Portfolio Transfer
On March 2, 2023, the Company agreed, subject to applicable regulatory approvals and other closing conditions, to enter into a loss portfolio transfer transaction (“2023 LPT”), on a funds withheld basis, with Pallas Reinsurance Company Ltd., a subsidiary of the Compre Group, an insurance and reinsurance legacy specialist. The transaction covered loss reserves ceded initially estimated at $1.3 billion as of the valuation date of September 30, 2022, which were reduced to $905.6 million as of June 30, 2023 at closing, as a result of paid losses and favorable prior accident year reserve development recognized during the interim period. As of December 31, 2024, the Company recorded funds held payable of $543.2 million in Reinsurance balances payable and reinsurance recoverable of $569.2 million, and the Company’s estimate of deferred gain is $8.5 million. The 2023 LPT comprises several classes of business from 2021 and prior underwriting years. The aggregate limit under the 2023 LPT is 130% of roll forward reserves at the inception of the contract.
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

Casualty – the Company provides reinsurance to casualty insurers who underwrite a diverse range of casualty classes. The Company works with clients all over the world, including multi-national, nationwide and regional carriers, as well as risk retention groups and captives. The Company also partners with MGAs and sponsor cover holders. The Company’s underwriting focus is on proportional transactions covering all major commercial casualty lines, as well as professional liability with an emphasis on specialty niche classes of business, including personal lines.
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
The following is a summary of the Company’s operating segment results for the years ended December 31, 2024, 2023 and 2022:

	2024
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
Gross premiums written	$1,335.6	$1,840.8	$3,176.4	$—	$68.2	$—	$3,244.6
Net premiums written	1,104.7	1,236.2	2,340.9	—	11.2	—	2,352.1
Net premiums earned	1,045.1	1,154.0	2,199.1	—	144.4	—	2,343.5
Loss and loss adjustment expenses incurred, net	554.3	714.1	1,268.4	(5.5)	105.6	—	1,368.5
Acquisition costs, net	279.9	284.7	564.6	(121.4)	73.7	—	516.9
Other underwriting expenses	86.1	80.0	166.1	—	15.6	—	181.7
Underwriting income (loss)	124.8	75.2	200.0	126.9	(50.5)	—	276.4
Services revenues	—	222.9	222.9	(132.8)	—	(90.1)	—
Services expenses	—	176.2	176.2	—	—	(176.2)	—
Net services fee income	—	46.7	46.7	(132.8)	—	86.1	—
Services noncontrolling income	—	(2.1)	(2.1)	—	—	2.1	—
Net services income	—	44.6	44.6	(132.8)	—	88.2	—
Segment income (loss)	124.8	119.8	244.6	(5.9)	(50.5)	88.2	276.4
Net investment income					303.6	—	303.6
Net realized and unrealized investment losses					(88.7)	—	(88.7)
Net realized and unrealized investment gains from related party investment funds					9.7	—	9.7
Other revenues					94.1	90.1	184.2
Loss on settlement and change in fair value of liability-classified capital instruments					(148.5)	—	(148.5)
Net corporate and other expenses					(55.9)	(176.2)	(232.1)
Intangible asset amortization					(11.9)	—	(11.9)
Interest expense					(69.6)	—	(69.6)
Foreign exchange gains					10.0	—	10.0
Income (loss) before income tax expense	$124.8	$119.8	244.6	(5.9)	(7.7)	2.1	233.1
Income tax expense			—	—	(30.7)	—	(30.7)
Net income (loss)			244.6	(5.9)	(38.4)	2.1	202.4
Net income attributable to noncontrolling interests			—	—	(0.4)	(2.1)	(2.5)
Net income (loss) available to SiriusPoint			$244.6	$(5.9)	$(38.8)	$—	$199.9

Attritional losses	$579.8	$734.5	$1,314.3	$(5.5)	$112.8	$—	$1,421.6
Catastrophe losses	49.5	5.3	54.8	—	—	—	54.8
Prior year loss reserve development	(75.0)	(25.7)	(100.7)	—	(7.2)	—	(107.9)
Loss and loss adjustment expenses incurred, net	$554.3	$714.1	$1,268.4	$(5.5)	$105.6	$—	$1,368.5

Underwriting Ratios: (1)
Attritional loss ratio	55.5%	63.6%	59.8%				60.7%
Catastrophe loss ratio	4.7%	0.5%	2.5%				2.3%
Prior year loss development ratio	(7.2)%	(2.2)%	(4.6)%				(4.6)%
Loss ratio	53.0%	61.9%	57.7%				58.4%
Acquisition cost ratio	26.8%	24.7%	25.7%				22.1%
Other underwriting expenses ratio	8.2%	6.9%	7.6%				7.8%
Combined ratio	88.0%	93.5%	91.0%				88.3%
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

	2023
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
Gross premiums written	$1,271.0	$2,039.7	$3,310.7	$—	$116.7	$—	$3,427.4
Net premiums written	1,061.0	1,282.7	2,343.7	—	94.2	—	2,437.9
Net premiums earned	1,031.4	1,249.2	2,280.6	—	145.6	—	2,426.2
Loss and loss adjustment expenses incurred, net	490.3	815.4	1,305.7	(5.4)	81.0	—	1,381.3
Acquisition costs, net	252.2	295.5	547.7	(137.2)	62.2	—	472.7
Other underwriting expenses	82.7	94.3	177.0	—	19.3	—	196.3
Underwriting income (loss)	206.2	44.0	250.2	142.6	(16.9)	—	375.9
Services revenues	(1.1)	238.6	237.5	(149.6)	—	(87.9)	—
Services expenses	—	187.8	187.8	—	—	(187.8)	—
Net services fee income (loss)	(1.1)	50.8	49.7	(149.6)	—	99.9	—
Services noncontrolling income	—	(8.5)	(8.5)	—	—	8.5	—
Net services income (loss)	(1.1)	42.3	41.2	(149.6)	—	108.4	—
Segment income (loss)	205.1	86.3	291.4	(7.0)	(16.9)	108.4	375.9
Net investment income					283.7	—	283.7
Net realized and unrealized investment losses					(10.0)	—	(10.0)
Net realized and unrealized investment losses from related party investment funds					(1.0)	—	(1.0)
Other revenues					9.9	87.9	97.8
Loss on settlement and change in fair value of liability-classified capital instruments					(59.4)	—	(59.4)
Net corporate and other expenses					(70.4)	(187.8)	(258.2)
Intangible asset amortization					(11.1)	—	(11.1)
Interest expense					(64.1)	—	(64.1)
Foreign exchange losses					(34.9)	—	(34.9)
Income before income tax benefit	$205.1	$86.3	291.4	(7.0)	25.8	8.5	318.7
Income tax benefit			—	—	45.0	—	45.0
Net income			291.4	(7.0)	70.8	8.5	363.7
Net income attributable to noncontrolling interests			—	—	(0.4)	(8.5)	(8.9)
Net income available to SiriusPoint			$291.4	$(7.0)	$70.4	$—	$354.8

Attritional losses	$618.9	$840.7	$1,459.6	$(5.4)	$76.5	$—	$1,530.7
Catastrophe losses	12.2	1.3	13.5	—	11.3	—	24.8
Prior year loss reserve development	(140.8)	(26.6)	(167.4)	—	(6.8)	—	(174.2)
Loss and loss adjustment expenses incurred, net	$490.3	$815.4	$1,305.7	$(5.4)	$81.0	$—	$1,381.3

Underwriting Ratios: (1)
Attritional loss ratio	60.0%	67.3%	64.0%				63.1%
Catastrophe loss ratio	1.2%	0.1%	0.6%				1.0%
Prior year loss development ratio	(13.7)%	(2.1)%	(7.3)%				(7.2)%
Loss ratio	47.5%	65.3%	57.3%				56.9%
Acquisition cost ratio	24.5%	23.7%	24.0%				19.5%
Other underwriting expenses ratio	8.0%	7.5%	7.8%				8.1%
Combined ratio	80.0%	96.5%	89.1%				84.5%
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

	2022
	Reinsurance	Insurance & Services	Core	Eliminations(2)	Corporate	Segment Measure Reclass	Total
Gross premiums written	$1,521.4	$1,884.2	$3,405.6	$—	$4.1	$—	$3,409.7
Net premiums written	1,199.6	1,346.0	2,545.6	—	3.6	—	2,549.2
Net premiums earned	1,213.1	1,086.8	2,299.9	—	18.2	—	2,318.1
Loss and loss adjustment expenses incurred, net	855.9	718.7	1,574.6	(5.2)	19.0	—	1,588.4
Acquisition costs, net	310.3	273.2	583.5	(118.6)	(3.0)	—	461.9
Other underwriting expenses	113.8	62.8	176.6	—	7.9	—	184.5
Underwriting income (loss)	(66.9)	32.1	(34.8)	123.8	(5.7)	—	83.3
Services revenue	(0.2)	215.7	215.5	(133.4)	—	(82.1)	—
Services expenses	—	179.2	179.2	—	—	(179.2)	—
Net services fee income (loss)	(0.2)	36.5	36.3	(133.4)	—	97.1	—
Services noncontrolling loss	—	1.1	1.1	—	—	(1.1)	—
Net services income (loss)	(0.2)	37.6	37.4	(133.4)	—	96.0	—
Segment income (loss)	(67.1)	69.7	2.6	(9.6)	(5.7)	96.0	83.3
Net investment income					113.3	—	113.3
Net realized and unrealized investment losses					(225.5)	—	(225.5)
Net realized and unrealized investment losses from related party investment funds					(210.5)	—	(210.5)
Other revenues					0.7	82.1	82.8
Loss on settlement and change in fair value of liability-classified capital instruments					27.4		27.4
Net corporate and other expenses					(133.6)	(179.2)	(312.8)
Intangible asset amortization					(8.1)	—	(8.1)
Interest expense					(38.6)	—	(38.6)
Foreign exchange gains					66.0	—	66.0
Income (loss) before income tax benefit	$(67.1)	$69.7	2.6	(9.6)	(414.6)	(1.1)	(422.7)
Income tax benefit			—	—	36.7	—	36.7
Net income (loss)			2.6	(9.6)	(377.9)	(1.1)	(386.0)
Net income attributable to noncontrolling interests			—	—	(1.9)	1.1	(0.8)
Net income (loss) available to SiriusPoint			$2.6	$(9.6)	$(379.8)	$—	$(386.8)

Attritional losses	$728.4	$721.8	$1,450.2	$(5.2)	$26.8	$—	$1,471.8
Catastrophe losses	136.3	1.6	137.9	—	—	—	137.9
Prior year loss reserve development	(8.8)	(4.7)	(13.5)	—	(7.8)	—	(21.3)
Loss and loss adjustment expenses incurred, net	$855.9	$718.7	$1,574.6	$(5.2)	$19.0	$—	$1,588.4

Underwriting Ratios: (1)
Attritional loss ratio	60.1%	66.4%	63.1%				63.5%
Catastrophe loss ratio	11.2%	0.1%	6.0%				5.9%
Prior year loss development ratio	(0.7)%	(0.4)%	(0.6)%				(0.9)%
Loss ratio	70.6%	66.1%	68.5%				68.5%
Acquisition cost ratio	25.6%	25.1%	25.4%				19.9%
Other underwriting expenses ratio	9.4%	5.8%	7.7%				8.0%
Combined ratio	105.6%	97.0%	101.6%				96.4%
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

The following tables provide a breakdown of net premiums written by client location and underwriting location by reportable segment for the years ended December 31, 2024, 2023 and 2022:

	2024
	Reinsurance	Insurance & Services	Corporate	Total
Net written premiums by client location:
United States and Canada	$745.6	$679.0	$15.5	$1,440.1
United Kingdom and Europe	255.3	294.1	(1.7)	547.7
Bermuda, the Caribbean and Latin America	28.1	165.0	(1.7)	191.4
Asia and Other	75.7	98.1	(0.9)	172.9
Total net written premiums by client location	$1,104.7	$1,236.2	$11.2	$2,352.1
Net written premiums by underwriting location:
United States and Canada	$447.5	$603.4	$(5.8)	$1,045.1
United Kingdom and Europe	429.9	467.5	(6.4)	891.0
Bermuda, the Caribbean and Latin America	227.3	165.3	23.4	416.0
Total net written premiums by underwriting location	$1,104.7	$1,236.2	$11.2	$2,352.1

	2023
	Reinsurance	Insurance & Services	Corporate	Total
Net written premiums by client location:
United States and Canada	$750.6	$914.2	$4.1	$1,668.9
United Kingdom and Europe	172.1	243.4	4.1	419.6
Bermuda, the Caribbean and Latin America	(2.1)	(2.4)	(1.4)	(5.9)
Asia and Other	140.4	127.5	87.4	355.3
Total net written premiums by client location	$1,061.0	$1,282.7	$94.2	$2,437.9
Net written premiums by underwriting location:
United States and Canada	$516.6	$653.2	$92.0	$1,261.8
United Kingdom and Europe	345.9	280.7	4.4	631.0
Bermuda, the Caribbean and Latin America	198.5	348.8	0.7	548.0
Asia and Other	—	—	(2.9)	(2.9)
Total net written premiums by underwriting location	$1,061.0	$1,282.7	$94.2	$2,437.9

	2022
	Reinsurance	Insurance & Services	Corporate	Total
Net written premiums by client location:
United States and Canada	$746.9	$1,139.5	$0.5	$1,886.9
United Kingdom and Europe	241.6	120.5	3.1	365.2
Bermuda, the Caribbean and Latin America	171.4	54.6	—	226.0
Asia and Other	39.7	31.4	—	71.1
Total net written premiums by client location	$1,199.6	$1,346.0	$3.6	$2,549.2
Net written premiums by underwriting location:
United States and Canada	$569.2	$931.3	$0.5	$1,501.0
United Kingdom and Europe	384.4	255.0	0.4	639.8
Bermuda, the Caribbean and Latin America	243.6	159.7	2.7	406.0
Asia and Other	2.4	—	—	2.4
Total net written premiums by underwriting location	$1,199.6	$1,346.0	$3.6	$2,549.2
No contract contributed more than 10% of gross premiums written for the years ended December 31, 2024, 2023 and 2022.

5. Cash, cash equivalents, restricted cash and restricted investments
The following table provides a summary of cash and cash equivalents, restricted cash and restricted investments as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$682.0	$969.2
Restricted cash securing letter of credit facilities (1)	36.5	56.9
Restricted cash securing reinsurance contracts (2)	149.3	52.7
Restricted cash held by managing general underwriters	26.8	22.5
Total cash, cash equivalents and restricted cash (3)	894.6	1,101.3
Restricted investments securing reinsurance contracts and letter of credit facilities (1) (2) (4)	2,215.0	2,668.0
Total cash, cash equivalents, restricted cash and restricted investments	$3,109.6	$3,769.3
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

The following tables present the Company’s investments, categorized by the level of the fair value hierarchy as of December 31, 2024 and 2023:

	December 31, 2024
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Asset-backed securities	$—	$1,149.7	$—	$1,149.7
Residential mortgage-backed securities	—	973.8	—	973.8
Commercial mortgage-backed securities	—	224.5	—	224.5
Corporate debt securities	—	1,899.9	—	1,899.9
U.S. government and government agency	859.0	—	—	859.0
Non-U.S. government and government agency	—	24.1	—	24.1
Total debt securities, available for sale	859.0	4,272.0	—	5,131.0
Asset-backed securities	—	53.1	—	53.1
Residential mortgage-backed securities	—	48.7	—	48.7
Commercial mortgage-backed securities	—	51.8	—	51.8
Corporate debt securities	—	4.6	—	4.6
U.S. government and government agency	4.0	—	—	4.0
Total debt securities, trading	4.0	158.2	—	162.2
Short-term investments	73.6	22.2	—	95.8
Other long-term investments	0.3	3.0	86.6	89.9
Derivative assets	—	—	0.9	0.9
	$936.9	$4,455.4	$87.5	5,479.8
Cost and equity method investments				64.7
Investments in funds valued at NAV				161.9
Total assets				$5,706.4
Liabilities
Derivative liabilities	$—	$—	$14.3	$14.3
Total liabilities	$—	$—	$14.3	$14.3

	December 31, 2023
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Asset-backed securities	$—	$880.7	$—	$880.7
Residential mortgage-backed securities	—	902.8	—	902.8
Commercial mortgage-backed securities	—	204.1	—	204.1
Corporate debt securities	—	1,573.1	—	1,573.1
U.S. government and government agency	1,132.6	4.1	—	1,136.7
Non-U.S. government and government agency	—	58.0	—	58.0
Total debt securities, available for sale	1,132.6	3,622.8	—	4,755.4
Asset-backed securities	—	256.6	—	256.6
Residential mortgage-backed securities	—	57.2	—	57.2
Commercial mortgage-backed securities	—	67.8	—	67.8
Corporate debt securities	—	45.2	—	45.2
U.S. Government and government agency	98.1	—	—	98.1
Non-U.S. government and government agency	—	10.0	—	10.0
Total debt securities, trading	98.1	436.8	—	534.9
Short-term investments	321.9	49.7	—	371.6
Other long-term investments	1.6	—	169.7	171.3
Derivative assets	—	—	15.7	15.7
	$1,554.2	$4,109.3	$185.4	5,848.9
Cost and equity method investments				80.1
Investments in funds valued at NAV				164.3
Total assets				$6,093.3
Liabilities
Liability-classified capital instruments	$—	$—	$67.3	$67.3
Derivative liabilities	—	—	6.4	6.4
Total liabilities	$—	$—	$73.7	$73.7
During the years ended December 31, 2024 and December 31, 2023 the Company did not reclassify its assets or liabilities between Levels 2 and 3.
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
The following tables present the reconciliation of all investments measured at fair value using Level 3 inputs for the years ended December 31, 2024 and 2023:

	January 1, 2024	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains (Losses) (1)	December 31, 2024
Assets
Other long-term investments	$169.7	$—	$—	$—	$(83.1)	$86.6
Derivative assets	15.7	—	—	—	(14.8)	0.9
Total assets	$185.4	$—	$—	$—	$(97.9)	$87.5
Liabilities
Liability-classified capital instruments	$(67.3)	$—	$—	$215.8	$(148.5)	$—
Derivative liabilities	(6.4)	—	—	1.1	(9.0)	(14.3)
Total liabilities	$(73.7)	$—	$—	$216.9	$(157.5)	$(14.3)

	January 1, 2023	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains (Losses) (1)	December 31, 2023
Assets
Preferred stocks	$3.2	$—	$—	$(2.3)	$(0.9)	$—
Other long-term investments	227.3	(25.3)	6.6	(14.7)	(24.2)	169.7
Derivative assets	9.5	—	2.8	(13.7)	17.1	15.7
Total assets	$240.0	$(25.3)	$9.4	$(30.7)	$(8.0)	$185.4
Liabilities
Liability-classified capital instruments	$(21.4)	$—	$—	$3.8	$(49.7)	$(67.3)
Derivative liabilities	(8.6)	—	(5.1)	18.5	(11.2)	(6.4)
Total liabilities	$(30.0)	$—	$(5.1)	$22.3	$(60.9)	$(73.7)
(1)Total change in realized and unrealized gains (losses) recorded on Level 3 financial instruments is included in total net investment income and realized and unrealized investment gains in the consolidated statements of income (loss). Realized and unrealized gains (losses) related to underwriting-related derivative assets and liabilities are included in other underwriting expenses, net of foreign exchange (gains) losses, in the consolidated statements of income (loss). Realized and unrealized gains (losses) on liability-classified capital instruments are included in loss on settlement and change in fair value of liability-classified capital instruments, in the consolidated statements of income (loss).
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

The following table includes financial instruments for which the carrying value differs from the estimated fair values as of December 31, 2024 and 2023. The fair values of the below financial instruments are based on observable inputs and are considered Level 2 measurements.

	December 31, 2024		December 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
2024 Senior Notes	$411.2	$394.8	n/a	n/a
2017 SEK Subordinated Notes	228.7	244.3	206.6	267.9
2016 Senior Notes	—	—	370.0	403.5
2015 Senior Notes	—	—	115.2	114.8
Series B preference shares	$206.0	$200.0	$197.4	$200.0
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

Debt securities
The following tables provide the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses), and fair value of the Company's debt securities as of December 31, 2024 and 2023:

	December 31, 2024
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Fair value
Debt securities, available for sale
Asset-backed securities	$1,142.7	$11.2	$(4.2)	$—	$1,149.7
Residential mortgage-backed securities	985.8	8.3	(20.3)	—	973.8
Commercial mortgage-backed securities	224.2	1.4	(1.1)	—	224.5
Corporate debt securities	1,905.2	9.1	(10.4)	(4.0)	1,899.9
U.S. government and government agency	861.0	2.2	(4.2)	—	859.0
Non-U.S. government and government agency	24.9	0.1	—	(0.9)	24.1
Total debt securities, available for sale(1)	$5,143.8	$32.3	$(40.2)	$(4.9)	$5,131.0
Debt securities, trading
Asset-backed securities	$54.7	$—	$(1.6)	$—	$53.1
Residential mortgage-backed securities	56.4	—	(7.7)	—	48.7
Commercial mortgage-backed securities	56.8	0.5	(5.5)	—	51.8
Corporate debt securities	15.1	0.1	(10.6)	—	4.6
U.S. government and government agency	4.3	—	(0.3)	—	4.0
Total debt securities, trading	$187.3	$0.6	$(25.7)	$—	$162.2

	December 31, 2023
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Fair value
Debt securities, available for sale
Asset-backed securities	$882.2	$7.8	$(9.3)	$—	$880.7
Residential mortgage-backed securities	903.0	15.8	(16.0)	—	902.8
Commercial mortgage-backed securities	204.0	1.6	(1.5)	—	204.1
Corporate debt securities	1,569.6	12.0	(7.5)	(1.0)	1,573.1
U.S. government and government agency	1,137.8	5.5	(6.6)	—	1,136.7
Non-U.S. government and government agency	58.0	0.2	(0.3)	0.1	58.0
Total debt securities, available for sale(1)	$4,754.6	$42.9	$(41.2)	$(0.9)	$4,755.4
Debt securities, trading
Asset-backed securities	$261.1	$0.6	$(5.1)	$—	$256.6
Residential mortgage-backed securities	67.0	—	(9.8)	—	57.2
Commercial mortgage-backed securities	76.7	0.1	(9.0)	—	67.8
Corporate debt securities	52.2	—	(7.0)	—	45.2
U.S. government and government agency	100.8	—	(2.7)	—	98.1
Non-U.S. government and government agency	10.3	—	(0.3)	—	10.0
Total debt securities, trading	$568.1	$0.7	$(33.9)	$—	$534.9
(1)As of December 31, 2024, the Company recorded an allowance for credit losses on the AFS portfolio of $1.1 million (December 31, 2023 - none).

As of December 31, 2024, 518 unique debt securities classified as AFS were in a gross unrealized loss position for greater than 12 months (December 31, 2023 - 718 unique debt securities). Refer to the tables below for the Company’s breakdown of AFS debt securities in a gross unrealized loss position as of December 31, 2024 and December 31, 2023.

	December 31, 2024
	12 Months or Less		Greater than 12 Months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Debt securities, available for sale
Asset-backed securities	$180.4	$(1.8)	$23.8	$(2.4)	$204.2	$(4.2)
Residential mortgage-backed securities	437.4	(7.9)	223.9	(12.4)	661.3	(20.3)
Commercial mortgage-backed securities	67.4	(0.7)	7.5	(0.4)	74.9	(1.1)
Corporate debt securities	738.5	(10.0)	46.8	(0.4)	785.3	(10.4)
U.S. government and government agency	247.2	(3.0)	62.7	(1.2)	309.9	(4.2)
Total debt securities, available for sale	$1,670.9	$(23.4)	$364.7	$(16.8)	$2,035.6	$(40.2)

	December 31, 2023
	12 Months or Less		Greater than 12 Months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Debt securities, available for sale
Asset-backed securities	$307.2	$(8.5)	$17.8	$(0.8)	$325.0	$(9.3)
Residential mortgage-backed securities	298.9	(9.8)	134.3	(6.2)	433.2	(16.0)
Commercial mortgage-backed securities	87.7	(0.9)	28.9	(0.6)	116.6	(1.5)
Corporate debt securities	593.1	(4.0)	191.1	(3.5)	784.2	(7.5)
U.S. government and government agency	370.7	(2.6)	209.9	(4.0)	580.6	(6.6)
Non-U.S. government and government agency	18.6	(0.1)	10.0	(0.2)	28.6	(0.3)
Total debt securities, available for sale	$1,676.2	$(25.9)	$592.0	$(15.3)	$2,268.2	$(41.2)
The weighted average duration of the Company's debt securities, net of short positions in U.S. treasuries, as of December 31, 2024 was approximately 3.1 years, including short-term investments (2023 - 2.8 years).
The following table provides the cost or amortized cost and fair value of the Company's debt securities bifurcated into debt securities held for trading and AFS as of December 31, 2024 and 2023 by contractual maturity. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	December 31, 2024				December 31, 2023
	Debt securities, AFS		Debt securities, trading		Debt securities, AFS		Debt securities, trading
	Cost or amortized cost	Fair value	Cost or amortized cost	Fair value	Cost or amortized cost	Fair value	Cost or amortized cost	Fair value
Due in one year or less	$449.3	$448.2	$0.5	$0.5	$358.6	$357.2	$80.2	$79.7
Due after one year through five years	1,648.0	1,646.7	6.7	6.3	2,221.0	2,219.8	37.2	34.5
Due after five years through ten years	589.5	586.2	0.3	0.3	183.3	188.5	19.4	18.0
Due after ten years	104.3	101.9	11.9	1.6	2.5	2.3	26.6	21.3
Mortgage-backed and asset-backed securities	2,352.7	2,348.0	167.9	153.5	1,989.2	1,987.6	404.7	381.4
Total debt securities	$5,143.8	$5,131.0	$187.3	$162.2	$4,754.6	$4,755.4	$568.1	$534.9

The following table summarizes the ratings and fair value of debt securities held in the Company's investment portfolio as of December 31, 2024 and 2023. Credit ratings are assigned based on ratings provided by nationally recognized statistical rating organizations.

	December 31, 2024		December 31, 2023
	Debt securities, AFS	Debt securities, trading	Debt securities, AFS	Debt securities, trading
AAA	$808.5	$74.0	$730.4	$248.4
AA	2,227.9	54.0	2,334.4	177.0
A	1,375.0	6.9	1,122.1	28.9
BBB	659.2	24.2	515.5	71.7
Other	60.4	3.1	53.0	8.9
Total debt securities	$5,131.0	$162.2	$4,755.4	$534.9
As of December 31, 2024, the above totals included $161.2 million of sub-prime securities. Of this total, $94.9 million were rated AAA, $31.8 million rated AA, $8.2 million rated A, $24.9 million rated BBB, and $1.4 million were unrated. As of December 31, 2023, the above totals included $185.1 million of sub-prime securities. Of this total, $117.5 million were rated AAA, $37.7 million rated AA, $12.3 million were rated A, $13.3 million were rated BBB and $4.3 million were unrated.
Other long-term investments
The cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses), and fair values of the Company’s equity securities and other long-term investments as of December 31, 2024 and 2023 were as follows:

	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Fair value
December 31, 2024
Other long-term investments	$317.8	$37.5	$(158.8)	$3.5	$200.0
December 31, 2023
Other long-term investments	$358.1	$20.0	$(70.6)	$2.6	$310.1
The Company holds investments in hedge funds and private equity funds, which are included in other long-term investments. The carrying value of other long-term investments as of December 31, 2024 and 2023 were as follows:

	December 31, 2024	December 31, 2023
Hedge funds and private equity funds (1)	$69.5	$74.5
Strategic investments (2)	105.0	203.9
Other investments (2)	25.5	31.7
Total other long-term investments	$200.0	$310.1
(1)Includes $45.4 million of investments carried at NAV (December 31, 2023 - $58.7 million) and no investments classified as Level 3 (December 31, 2023 - no investments classified as Level 3) within the fair value hierarchy.
(2)As of December 31, 2024, the Company had $7.2 million of unfunded commitments relating to these investments (December 31, 2023 - $14.7 million).

The Company’s other long-term investments may be accounted for under either the equity method (“equity method investments”) or the fair value option (“equity method eligible unconsolidated entities”). The following table presents the components of other long-term investments as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Equity method eligible unconsolidated entities, using the fair value option	$66.6	$139.2
Equity method investments	26.1	37.0
Other unconsolidated investments, at fair value (1)	68.7	90.8
Other unconsolidated investments, at cost (2)	38.6	43.1
Total other long-term investments	$200.0	$310.1
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
Investment in related party investment funds
The following table provides the fair value of the Company's investments in related party investment funds as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Third Point Enhanced LP	$87.6	$77.5
Third Point Venture Offshore Fund I LP	24.0	25.0
Third Point Venture Offshore Fund II LP	4.9	3.1
Investments in related party investment funds, at fair value	$116.5	$105.6
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
As of December 31, 2024, the Company had no unfunded commitments related to TP Enhanced Fund. As of December 31, 2024, the Company hold interests of approximately 89.2% of the net asset value of TP Enhanced Fund.
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
As of December 31, 2024, the Company had $9.3 million of unfunded commitments related to TP Venture Fund. As of December 31, 2024, the Company holds interests of approximately 16.8% of the net asset value of TP Venture Fund.
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
As of December 31, 2024, the Company had $19.7 million of unfunded commitments related to TP Venture Fund II. As of December 31, 2024, the Company holds interests of approximately 17.8% of the net asset value of TP Venture Fund II.
8. Total net investment income and net realized and unrealized investment gains (losses)
Net investment income and net realized and unrealized investment gains (losses) for the years ended December 31, 2024, 2023 and 2022 consisted of the following:

	2024	2023	2022
Debt securities, available for sale	$270.5	$181.6	$35.1
Debt securities, trading	9.2	66.1	(115.6)
Short-term investments	10.0	29.3	17.7
Other long-term investments	(72.2)	(20.1)	(11.0)
Derivative instruments	(2.0)	4.8	—
Net realized and unrealized investment gains (losses) from related party investment funds	9.7	(1.0)	(210.5)
Net investment income and realized and unrealized investment gains (losses) before other investment expenses and investment income (loss) on cash and cash equivalents	225.2	260.7	(284.3)
Investment expenses	(29.9)	(16.1)	(20.3)
Net investment income (loss) on cash and cash equivalents	29.3	28.1	(18.1)
Total net investment income and realized and unrealized investment gains (losses)	$224.6	$272.7	$(322.7)
Net realized and unrealized (losses) on investments
Net realized and unrealized investment losses for the years ended December 31, 2024, 2023 and 2022 consisted of the following:

	2024	2023	2022
Gross realized gains	$25.8	$148.3	$56.2
Gross realized losses	(49.1)	(189.0)	(132.3)
Net realized gains (losses) on investments	(23.3)	(40.7)	(76.1)
Net unrealized gains (losses) on investments	(65.4)	30.7	(149.4)
Net realized and unrealized losses on investments (1) (2)	$(88.7)	$(10.0)	$(225.5)
(1)Excludes realized and unrealized gains (losses) on the Company’s investments in related party investment funds and unrealized gains (losses) from available for sale investments, net of tax.
(2)Includes net realized and unrealized gains (losses) of $(60.5) million from related party investments included in other long-term investments for the year ended December 31, 2024 (2023 - $(9.1) million and 2022 - $5.6 million).

Net realized investment losses
Net realized investment losses for the years ended December 31, 2024, 2023 and 2022 consisted of the following:

	2024	2023	2022
Debt securities, available for sale	$(9.6)	$(10.0)	$2.7
Debt securities, trading	(7.9)	(42.0)	(66.7)
Short-term investments	0.6	(1.4)	(2.9)
Derivative instruments	(0.8)	—	—
Other long-term investments	(5.2)	8.9	0.6
Net investment income (loss) on cash and cash equivalents	(0.4)	3.8	(9.8)
Net realized investment losses	$(23.3)	$(40.7)	$(76.1)
Net realized investment gains (losses) for Other long-term investments for the years ended December 31, 2024, 2023 and 2022 consisted of the following:

	2024	2023	2022
Hedge funds and private equity funds	$4.9	$8.1	$9.2
Strategic investments	(10.6)	0.8	(2.5)
Other investments	0.5	—	(3.8)
Net realized investment gains (losses) on Other long-term investments	$(5.2)	$8.9	$2.9
Net unrealized investment gains (losses)
Net unrealized investment gains (losses) for the years ended December 31, 2024, 2023 and 2022 consisted of the following:

	2024	2023	2022
Debt securities, trading	$6.4	$62.3	$(105.0)
Short-term investments	(0.5)	1.7	(0.3)
Other long-term investments	(70.0)	(40.4)	(23.9)
Derivative instruments	(1.2)	4.8	—
Net investment income (loss) on cash and cash equivalents	(0.1)	2.3	(20.2)
Net unrealized investment gains (losses)	$(65.4)	$30.7	$(149.4)
Net unrealized investment losses for Other long-term investments for the years ended December 31, 2024, 2023 and 2022 consisted of the following:

	2024	2023	2022
Hedge funds and private equity funds	$10.1	$0.7	$(7.3)
Strategic investments	(70.5)	(41.0)	(8.2)
Other investments	(9.6)	—	(10.2)
Net unrealized investment losses on Other long-term investments	$(70.0)	$(40.3)	$(25.7)
The following table summarizes the amount of total losses included in earnings attributable to unrealized investment losses – Level 3 investments for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Debt securities, trading	$—	$(0.8)	$0.7
Other long-term investments	(78.1)	(25.2)	(15.4)
Total unrealized investment losses – Level 3 investments	$(78.1)	$(26.0)	$(14.7)

9. Derivatives
The Company holds derivative financial instruments for both risk management and investment purposes.
Foreign currency risk derivatives
The Company executes foreign currency forwards, swaps, and futures to manage foreign currency exposure. The foreign currency exchange rate derivatives are not designated or accounted for under hedge accounting. The fair value of the swaps and forwards are estimated using a single broker quote, and accordingly, are classified as a Level 3 measurement. The fair value of the futures is widely available and have quoted prices in active markets, and accordingly, were classified as a Level 1 measurement. As of December 31, 2024, the Company pledged no securities collateral associated with the foreign currency derivatives (December 31, 2023 - $42.2 million). Securities pledged as collateral are included in debt securities, available for sale, in the Company’s consolidated balance sheets.
Weather Derivatives
The Company holds assets and assumes liabilities related to weather and weather contingent risk management products. Weather and weather contingent derivative contracts are entered into with the objective of generating profits in normal climatic conditions. Accordingly, the Company’s weather and weather contingent derivatives are not designed to meet the criteria for hedge accounting under U.S. GAAP. The Company receives payment of premium at the contract inception in exchange for bearing the risk of variations in a quantifiable weather index. Management uses available market data and internal pricing models based upon consistent statistical methodologies to estimate the fair value. Because of the significance of the unobservable inputs used to estimate the fair value of the Company's weather risk contracts, the fair value measurements of the contracts are deemed to be Level 3 measurements in the fair value hierarchy as of December 31, 2024. The Company does not provide or hold any collateral associated with the weather derivatives.
Credit Default Swap
Credit default swaps protect the buyer against the loss of principal on one or more underlying bonds, loans, or mortgages in the event the issuer suffers a credit event. The Company provides its client with protection against financial non-performance of a subsidiary. The fair value of the swap is estimated using a single broker quote, and accordingly, is classified as a Level 3 measurement. As of December 31, 2024, the Company has $9.9 million pledges in securities collateral associated with the credit default swap (December 31, 2023 - $22.3 million). Securities pledged as collateral are included in debt securities, available for sale, in the Company’s consolidated balance sheets.

The following table summarizes information on the classification and amount of the fair value of derivatives not designated as hedging instruments within the Company's consolidated balance sheets as of December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
Derivatives not designated as hedging instruments	Derivative assets at fair value(1)	Derivative liabilities at fair value(2)	Notional Value	Derivative assets at fair value(1)	Derivative liabilities at fair value(2)	Notional Value
Foreign currency forwards	$0.9	$3.3	$768.6	$12.0	$—	$585.3
Foreign currency swaps	—	—	—	—	—	—
Weather derivatives	—	5.6	3.7	0.2	1.0	30.6
Interest rate swaps	—	—	29.8	3.4	1.7	62.7
Credit default swap	—	0.5	49.1	0.1	—	30.0
Reinsurance contracts accounted for as derivatives	$—	$4.9	$100.1	$—	$3.7	$97.4
(1)Derivative assets are classified within Other assets in the Company's consolidated balance sheets.
(2)Derivative liabilities are classified within Accounts payable, accrued expenses and other liabilities in the Company's consolidated balance sheets.
The following table summarizes information on the classification and net impact on earnings, recognized in the Company's consolidated statements of income (loss) relating to derivatives during the years ended December 31, 2024, 2023 and 2022:

Derivatives not designated as hedging instruments	Classification of gains (losses) recognized in earnings	2024	2023	2022
Foreign currency futures contracts	Foreign exchange (gains) losses	$—	$—	$(32.1)
Foreign currency forwards	Foreign exchange (gains) losses	50.4	0.8	(8.1)
Weather derivatives	Other revenues	1.2	2.6	7.3
Equity warrants	Net realized and unrealized investment losses	—	—	(0.1)
Foreign currency swaps	Foreign exchange (gains) losses	—	(3.8)	1.5
Interest rate swaps	Net realized and unrealized investment losses	2.0	4.8	—
Credit default swap	Net realized and unrealized investment losses	—	0.1	—
Reinsurance contracts accounted for as derivatives	Other revenues	$0.3	$—	$—
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
Alstead Reinsurance Company (“Alstead Re”) is considered a VIE and the Company has concluded that it is the primary beneficiary of Alstead Re because the Company can exercise control over the activities that most significantly impact the economic performance of Alstead Re. As a result, the Company has consolidated the results of Alstead Re in its consolidated financial statements. As of December 31, 2024, Alstead Re’s assets and liabilities included in the Company’s consolidated balance sheets were $6.3 million and $0.8 million, respectively (December 31, 2023 - $14.5 million and $9.2 million, respectively).
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
Effective June 30, 2024, the Company deconsolidated Arcadian when the Company’s management and Arcadian consented to certain amendments to the shareholders’ agreement and termination of the unsecured promissory note which resulted in the Company ceasing to have control over Arcadian. Accordingly, the Company deconsolidated and removed the carrying value of Arcadian's assets of $177.4 million and liabilities of $143.2 million and the carrying value of the noncontrolling interest of $17.5 million attributed to Arcadian from its consolidated balance sheet on June 30, 2024. A gain of $95.9 million was recognized by the Company as a result of deconsolidation, which was recorded in Other revenues in the Company’s consolidated income statement in the second quarter of 2024. On June 30, 2024, the Company accounted for its retained equity investment in Arcadian under the equity method of accounting and recorded its noncontrolling interest in Arcadian at an estimated fair value of approximately $115.0 million, which was determined by an independent valuation specialist, in Other assets in the Company’s consolidated balance sheets. During the year ended December 31, 2024, the Company recorded its share of net income in Other revenues in its consolidated income statement. The Company’s ownership in Arcadian remained 49% as of December 31, 2024.
Banyan
In January 2023, Banyan Risk Ltd. (“Banyan”) completed a recapitalization in which the Company’s ownership decreased from 100% to 49%. After the recapitalization, Banyan was considered a VIE and the Company was its primary beneficiary as it could exercise control over the activities that most significantly impacted the economic performance of Banyan. The Company consolidated the results of Banyan in its consolidated financial statements through September 30, 2023. In October 2023, the Company sold the remainder of its ownership to Banyan and deconsolidated upon sale effective October 1, 2023. During the year ended December 31, 2023, the Company recorded a gain on sale of $1.5 million in Other revenues in the Company’s consolidated income statement.
Consolidated voting interest entities
Alta Signa
On June 30, 2022, the Company entered into a strategic partnership with Alta Signa Holdings (“Alta Signa”), a European MGA specializing in financial and professional lines insurance. As of December 31, 2024, the Company’s ownership in Alta Signa was 75.1%. Alta Signa is considered a VOE and the Company holds a majority of the voting interests through its seats on Alta Signa’s board of directors. As a result, the Company has consolidated the results of Alta Signa in its consolidated financial statements. As of December 31, 2024, Alta Signa’s assets and liabilities, before intercompany eliminations, included in the Company’s consolidated balance sheets were $1.8 million and $0.8 million, respectively (December 31, 2023 - $2.8 million and $0.8 million, respectively).
Noncontrolling interests
Noncontrolling interests represent the portion of equity in consolidated subsidiaries not attributable, directly or indirectly, to the Company. The following table is a reconciliation of the beginning and ending carrying amount of noncontrolling interests for the years ended December 31, 2024 and 2023:

	2024	2023
Balance, beginning of period	$16.7	$7.9
Net income attributable to noncontrolling interests	2.5	8.9
Contributions (redemptions)	(0.3)	0.8
Derecognition of noncontrolling interest (1)	(17.5)	(0.9)
Balance, end of period	$1.4	$16.7
(1)See above for additional information on the derecognition of noncontrolling interests in Arcadian and Banyan.
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
The following table presents total assets of unconsolidated VIEs in which the Company holds a variable interest, as well as the maximum exposure to loss associated with these VIEs as of December 31, 2024 and December 31, 2023:

	December 31, 2024		December 31, 2023
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
Debt securities, available for sale	$21.1	$79.3	$—	$—
Other long-term investments (2)	122.6	158.1	126.2	131.9
	$143.7	$237.4	$126.2	$131.9
(1)Maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments.
(2)Excludes the Company’s investments in Related Party Investment Funds which are also VIEs and are discussed separately below.
Third Point Enhanced LP
As of December 31, 2024, the Company and TP GP hold interests of approximately 89.2% and 10.8%, respectively, of the net asset value of TP Enhanced Fund. As a result, both entities hold significant financial interests in TP Enhanced Fund. However, TP GP controls all of the investment decision-making authority and the Company does not have the power to direct the activities which most significantly impact the economic performance of TP Enhanced Fund. As a result, the Company is not considered the primary beneficiary and does not consolidate TP Enhanced Fund. The Company’s maximum exposure to loss corresponds to the value of its investments in TP Enhanced Fund. See Note 7 for additional information on the Company’s investment in the TP Enhanced Fund.
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
11. Loss and loss adjustment expense reserves
As of December 31, 2024 and 2023, loss and loss adjustment expense reserves in the consolidated balance sheets was comprised of the following:

	December 31, 2024	December 31, 2023
Case loss and loss adjustment expense reserves	$1,856.0	$2,042.5
Incurred but not reported loss and loss adjustment expense reserves	3,732.9	3,509.7
Unallocated loss adjustment expense reserves	65.0	55.9
	$5,653.9	$5,608.1
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

Roll forward of loss and loss adjustment expense reserves
The following table represents the activity in the loss and loss adjustment expense reserves for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Gross reserves for loss and loss adjustment expenses, beginning of year	$5,608.1	$5,268.7	$4,841.4
Less: loss and loss adjustment expenses recoverable, beginning of year	(2,295.1)	(1,376.2)	(1,215.3)
Less: deferred gains (charges) on retroactive reinsurance contracts	27.5	(1.0)	(1.4)
Net reserves for loss and loss adjustment expenses, beginning of year	3,340.5	3,891.5	3,624.7
Net reserves for loss and loss adjustment expenses transferred(1)	(291.4)	(758.3)	—
Increase (decrease) in net loss and loss adjustment expenses incurred in respect of losses occurring in:
Current year	1,476.4	1,555.5	1,609.7
Prior years	(107.9)	(174.2)	(21.3)
Total incurred loss and loss adjustment expenses	1,368.5	1,381.3	1,588.4
Net loss and loss adjustment expenses paid in respect of losses occurring in:
Current year	(324.3)	(347.4)	(316.1)
Prior years	(710.9)	(837.3)	(939.2)
Total net paid losses	(1,035.2)	(1,184.7)	(1,255.3)
Foreign currency translation	(35.3)	10.7	(66.3)
Net reserves for loss and loss adjustment expenses, end of year	3,347.1	3,340.5	3,891.5
Plus: loss and loss adjustment expenses recoverable, end of year	2,315.3	2,295.1	1,376.2
Plus: deferred (gains) charges on retroactive reinsurance contracts (2)	(8.5)	(27.5)	1.0
Gross reserves for loss and loss adjustment expenses, end of year	$5,653.9	$5,608.1	$5,268.7
(1)Net reserves for loss and loss adjustment expenses transferred represents the transfer of reserves under the 2024 LPT and 2023 LPT.
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
For the year ended December 31, 2024, the Company recorded $107.9 million of net favorable prior year loss reserve development primarily resulting from favorable development in Reinsurance, mainly in Property and Specialty from reserve releases relating to prior year’s catastrophe events, as well as favorable development in Insurance & Services, mainly in A&H due to lower than expected reported attritional losses.
For the year ended December 31, 2023, the Company recorded $174.2 million of net favorable prior year loss reserve development primarily resulting from management reflecting the continued favorable reported loss emergence through December 31, 2023 in its best estimate of reserves, which was further validated by the pricing of the 2023 LPT from external reinsurers, and a reduction in unallocated loss adjustment expense reserves related to the claims that will no longer be managed by SiriusPoint under the terms of the 2023 LPT, which represents $127.8 million of the favorable loss development, in addition to favorable prior year loss reserve development in A&H.
For the year ended December 31, 2022, the Company recorded $21.3 million of net favorable prior years loss reserve development driven by favorable development due to reserve releases in COVID-19 and A&H reserves due to better than expected loss experience, with the most significant offsetting movements being reserve strengthening in direct Workers’ Compensation reserves based on reported loss emergence, and in the Property lines, driven by the current elevated level of inflation.
The Company manages its business on the basis of two operating segments, Reinsurance and Insurance & Services. The Company has disaggregated its loss information presented in the tables below by line of business in each segment. The Company has presented the below development tables for all accident years shown using exchange rates as at December 31, 2024. All accident years prior to the current year have been restated and presented using the current year exchange rate. The Company has also excluded business subject to the 2024 LPT and 2023 LPT in the tables below, given their size and purpose in the organizational restructuring, as well as the distortive nature of the LPTs on loss development.

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
Reinsurance
The following tables provide a breakdown of the Company’s loss and allocated loss adjustment expenses incurred, net and net loss and allocated loss adjustment expenses paid by accident year by line of business for the Company’s Reinsurance segment for the year ended December 31, 2024. The information related to loss and allocated loss adjustment expenses incurred, net and net loss and allocated loss adjustment expenses paid for the years ended December 31, 2015 through 2023 is presented as supplementary information and is unaudited:
Casualty

Loss and allocated loss adjustment expenses incurred, net
Accident year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	IBNR loss and ALAE reserves, net
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2015	$126.7	$133.7	$131.4	$130.5	$129.0	$128.3	$127.7	$127.1	$127.0	$126.9	$0.9
2016	—	124.7	130.0	128.9	123.7	122.2	121.8	120.3	119.9	119.6	0.7
2017	—	—	102.7	104.3	101.4	99.7	101.0	100.3	100.7	101.7	4.8
2018	—	—	—	140.1	143.7	146.3	151.8	153.8	162.3	165.9	17.7
2019	—	—	—	—	178.3	179.7	191.6	196.6	205.6	211.3	35.7
2020	—	—	—	—	—	171.3	185.7	194.8	194.7	189.1	44.5
2021	—	—	—	—	—	—	144.2	143.3	141.6	139.4	36.2
2022	—	—	—	—	—	—	—	291.2	298.3	287.4	138.2
2023	—	—	—	—	—	—	—	—	353.3	349.7	182.2
2024	—	—	—	—	—	—	—	—	—	298.3	258.5
Total										$1,989.3	$719.4

Cumulative net losses and allocated loss adjustment expenses paid
Accident year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2015	$45.3	$92.9	$106.3	$115.5	$119.5	$121.5	$123.2	$123.9	$124.4	$124.9
2016	—	42.3	91.8	103.4	110.4	113.3	115.7	116.4	117.0	117.6
2017	—	—	28.2	57.7	67.4	75.6	80.9	85.3	88.8	91.5
2018	—	—	—	25.8	54.8	72.5	94.4	110.3	123.6	134.3
2019	—	—	—	—	22.7	52.4	75.7	104.4	131.1	154.1
2020	—	—	—	—	—	19.7	44.2	75.0	102.9	124.1
2021	—	—	—	—	—	—	16.5	44.2	65.5	84.2
2022	—	—	—	—	—	—	—	20.8	51.2	100.8
2023	—	—	—	—	—	—	—	—	30.6	90.3
2024	—	—	—	—	—	—	—	—	—	16.3
Total										$1,038.1
	Net reserves for loss and allocated loss adjustment expenses from 2015 to 2024									951.2
	Net reserves for loss and allocated loss adjustment expenses prior to 2015									2.4
Casualty - net reserves for loss and allocated loss adjustment expenses, end of year										$953.6

Specialty

Loss and allocated loss adjustment expenses incurred, net
Accident year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	IBNR loss and ALAE reserves, net
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2015	$89.9	$110.7	$107.3	$104.9	$103.5	$102.8	$102.7	$102.8	$102.8	$102.6	$0.6
2016	—	123.4	121.0	115.3	110.6	110.5	110.1	108.9	108.9	108.3	1.0
2017	—	—	117.1	122.5	116.8	117.0	115.8	113.9	113.4	112.4	3.9
2018	—	—	—	92.7	91.5	92.8	89.7	88.0	83.7	81.9	2.3
2019	—	—	—	—	88.4	88.0	90.5	85.3	84.3	82.1	4.5
2020	—	—	—	—	—	102.0	98.9	94.6	94.6	84.9	10.8
2021	—	—	—	—	—	—	66.1	60.5	59.2	53.0	10.6
2022	—	—	—	—	—	—	—	84.9	84.3	82.3	33.1
2023	—	—	—	—	—	—	—	—	152.5	144.6	58.5
2024	—	—	—	—	—	—	—	—	—	191.6	127.2
Total										$1,043.7	$252.5

Cumulative net losses and allocated loss adjustment expenses paid
Accident year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2015	$36.2	$72.5	$93.9	$97.6	$99.7	$100.2	$100.1	$100.6	$101.4	$101.3
2016	—	28.9	87.9	98.7	103.3	105.2	104.4	105.4	106.3	106.5
2017	—	—	57.2	85.6	96.5	100.6	101.5	104.5	105.7	106.4
2018	—	—	—	36.4	54.4	69.9	70.7	69.9	69.0	69.5
2019	—	—	—	—	25.6	46.2	61.0	65.5	68.4	70.9
2020	—	—	—	—	—	28.7	41.1	54.6	59.5	62.2
2021	—	—	—	—	—	—	13.6	23.5	29.5	31.3
2022	—	—	—	—	—	—	—	8.7	18.6	32.8
2023	—	—	—	—	—	—	—	—	20.5	50.8
2024	—	—	—	—	—	—	—	—	—	31.2
Total										$662.9
	Net reserves for loss and allocated loss adjustment expenses from 2015 to 2024									380.8
	Net reserves for loss and allocated loss adjustment expenses prior to 2015									(2.2)
Specialty - net reserves for loss and allocated loss adjustment expenses, end of year										$378.6

Property Other

Loss and allocated loss adjustment expenses incurred, net
Accident year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	IBNR loss and ALAE reserves, net
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2015	$105.0	$114.7	$117.7	$120.0	$119.7	$119.1	$119.9	$119.8	$119.6	$119.6	$0.1
2016	—	126.2	132.3	136.0	136.6	135.9	136.3	136.1	135.5	135.8	0.2
2017	—	—	227.6	258.1	270.8	273.8	275.5	273.0	271.6	266.8	0.4
2018	—	—	—	209.7	243.9	251.1	248.4	246.2	243.5	239.0	4.9
2019	—	—	—	—	180.4	184.8	185.4	182.4	184.2	182.6	3.6
2020	—	—	—	—	—	132.8	145.0	143.7	144.3	138.4	12.5
2021	—	—	—	—	—	—	62.3	63.9	70.4	68.4	20.0
2022	—	—	—	—	—	—	—	59.2	59.2	58.8	2.6
2023	—	—	—	—	—	—	—	—	63.3	66.6	12.6
2024	—	—	—	—	—	—	—	—	—	69.2	45.8
Total										$1,345.2	$102.7

Cumulative net losses and allocated loss adjustment expenses paid
Accident year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2015	$43.7	$96.3	$104.6	$111.9	$115.9	$117.1	$118.4	$119.0	$119.2	$119.3
2016	—	32.4	92.3	116.3	146.0	130.0	132.3	133.6	134.2	134.8
2017	—	—	49.4	162.9	206.5	235.6	242.7	254.4	258.2	262.9
2018	—	—	—	55.9	147.3	194.4	208.6	221.0	226.8	230.1
2019	—	—	—	—	46.6	121.5	148.2	163.1	171.3	176.4
2020	—	—	—	—	—	40.6	87.1	107.4	114.1	117.5
2021	—	—	—	—	—	—	22.9	38.7	42.6	45.0
2022	—	—	—	—	—	—	—	9.7	31.5	53.0
2023	—	—	—	—	—	—	—	—	12.7	50.3
2024	—	—	—	—	—	—	—	—	—	20.0
Total										$1,209.3
	Net reserves for loss and allocated loss adjustment expenses from 2015 to 2024									135.9
	Net reserves for loss and allocated loss adjustment expenses prior to 2015									0.7
Property Other - net reserves for loss and allocated loss adjustment expenses, end of year										$136.6

Property Catastrophe

Loss and allocated loss adjustment expenses incurred, net
Accident year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	IBNR loss and ALAE reserves, net
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2015	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2016	—	—	—	—	—	—	—	—	—	—	—
2017	—	—	27.6	32.6	26.4	27.2	28.2	28.5	26.8	25.2	1.0
2018	—	—	—	12.0	5.3	5.7	4.8	4.5	4.1	4.2	1.2
2019	—	—	—	—	37.9	38.6	41.9	39.6	36.0	36.0	4.1
2020	—	—	—	—	—	58.1	69.6	63.0	68.1	56.9	11.8
2021	—	—	—	—	—	—	67.7	69.4	57.0	55.5	8.2
2022	—	—	—	—	—	—	—	84.4	76.3	70.2	27.9
2023	—	—	—	—	—	—	—	—	22.4	22.6	11.0
2024	—	—	—	—	—	—	—	—	—	70.4	62.5
Total										$341.0	$127.7

Cumulative net losses and allocated loss adjustment expenses paid
Accident year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2015	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2016	—	—	—	—	—	—	—	—	—	—
2017	—	—	1.3	7.8	12.0	20.4	20.6	22.0	22.9	23.6
2018	—	—	—	0.4	1.7	2.2	2.7	2.9	2.9	2.9
2019	—	—	—	—	0.5	14.3	23.4	26.3	27.6	28.5
2020	—	—	—	—	—	7.4	25.5	36.4	41.5	42.8
2021	—	—	—	—	—	—	16.1	29.1	32.9	42.6
2022	—	—	—	—	—	—	—	7.4	23.2	35.5
2023	—	—	—	—	—	—	—	—	1.2	4.5
2024	—	—	—	—	—	—	—	—	—	7.5
Total										$187.9
	Net reserves for loss and allocated loss adjustment expenses from 2015 to 2024									153.1
	Net reserves for loss and allocated loss adjustment expenses prior to 2015									0.1
Property Catastrophe - net reserves for loss and allocated loss adjustment expenses, end of year										$153.2

Other

Loss and allocated loss adjustment expenses incurred, net
Accident year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	IBNR loss and ALAE reserves, net
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2015	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2016	—	—	—	—	—	—	—	—	—	—	—
2017	—	—	0.7	0.7	0.8	0.8	0.8	0.8	0.8	0.8	—
2018	—	—	—	2.6	3.0	3.0	3.0	3.1	3.1	3.1	—
2019	—	—	—	—	3.4	3.6	2.5	2.7	2.8	2.8	—
2020	—	—	—	—	—	3.1	1.1	1.4	1.4	1.3	—
2021	—	—	—	—	—	—	0.2	0.1	0.1	0.1	—
2022	—	—	—	—	—	—	—	—	—	—	—
2023	—	—	—	—	—	—	—	—	—	—	—
2024	—	—	—	—	—	—	—	—	—	—	—
Total										$8.1	$—

Cumulative net losses and allocated loss adjustment expenses paid
Accident year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2015	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2016	—	—	—	—	—	—	—	—	—	—
2017	—	—	—	0.3	0.6	0.8	0.8	0.8	0.8	0.8
2018	—	—	—	1.0	2.1	3.0	3.0	3.1	3.1	3.1
2019	—	—	—	—	1.6	2.6	2.5	2.6	2.8	2.8
2020	—	—	—	—	—	0.5	0.9	1.0	1.3	1.3
2021	—	—	—	—	—	—	—	0.1	0.1	0.1
2022	—	—	—	—	—	—	—	—	—	—
2023	—	—	—	—	—	—	—	—	—	—
2024	—	—	—	—	—	—	—	—	—	—
Total										$8.1
	Net reserves for loss and allocated loss adjustment expenses from 2015 to 2024									—
	Net reserves for loss and allocated loss adjustment expenses prior to 2015									—
Other - net reserves for loss and allocated loss adjustment expenses, end of year										$—
Insurance & Services
The following tables provide a breakdown of the Company’s loss and allocated loss adjustment expenses incurred, net and net loss and allocated loss adjustment expenses paid by accident year by line of business for the Company’s Insurance & Services segment for the year ended December 31, 2024. The information related to loss and allocated loss adjustment expenses incurred, net and net loss and allocated loss adjustment expenses paid for the years ended December 31, 2015 through 2023 is presented as supplementary information and is unaudited:
A&H

Loss and allocated loss adjustment expenses incurred, net
Accident year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	IBNR loss and ALAE reserves, net
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2015	$79.7	$82.6	$81.7	$80.7	$80.7	$80.7	$80.7	$80.7	$80.7	$80.7	$—
2016	—	85.3	88.0	84.4	83.2	83.2	82.8	82.9	82.8	82.9	—
2017	—	—	94.3	88.4	82.2	80.5	80.5	80.8	81.0	81.1	—
2018	—	—	—	100.0	99.8	98.7	97.7	97.7	97.8	97.8	—
2019	—	—	—	—	149.9	147.5	142.6	142.1	141.2	141.0	—
2020	—	—	—	—	—	147.5	146.0	139.6	136.0	136.2	0.1
2021	—	—	—	—	—	—	142.5	135.3	127.2	126.6	2.3
2022	—	—	—	—	—	—	—	278.9	264.5	247.2	10.1
2023	—	—	—	—	—	—	—	—	404.8	392.1	43.0
2024	—	—	—	—	—	—	—	—	—	414.0	190.7
Total										$1,799.6	$246.2

Cumulative net losses and allocated loss adjustment expenses paid
Accident year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2015	$37.3	$73.3	$80.0	$80.5	$80.6	$80.6	$80.6	$80.6	$80.5	$80.7
2016	—	50.2	78.0	81.9	82.4	82.5	82.2	82.2	82.1	82.9
2017	—	—	58.8	75.3	80.7	80.8	81.1	81.2	81.3	81.1
2018	—	—	—	66.9	89.8	98.1	98.3	98.4	98.3	97.9
2019	—	—	—	—	99.4	134.0	139.7	140.5	140.6	141.0
2020	—	—	—	—	—	81.2	125.2	133.3	133.5	136.3
2021	—	—	—	—	—	—	85.0	117.2	123.5	124.3
2022	—	—	—	—	—	—	—	139.0	216.6	234.6
2023	—	—	—	—	—	—	—	—	205.6	333.0
2024	—	—	—	—	—	—	—	—	—	201.4
Total										$1,513.2
	Net reserves for loss and allocated loss adjustment expenses from 2015 to 2024									286.4
	Net reserves for loss and allocated loss adjustment expenses prior to 2015									0.1
A&H - net reserves for loss and allocated loss adjustment expenses, end of year										$286.5

Casualty

Loss and allocated loss adjustment expenses incurred, net
Accident year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	IBNR loss and ALAE reserves, net
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2015	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2016	—	—	—	—	—	—	—	—	—	—	—
2017	—	—	—	—	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	—	—	—	—	—
2019	—	—	—	—	—	—	—	—	—	—	—
2020	—	—	—	—	—	1.0	0.8	0.9	0.7	1.0	0.1
2021	—	—	—	—	—	—	51.4	51.4	55.5	48.8	26.4
2022	—	—	—	—	—	—	—	139.9	131.9	127.6	97.8
2023	—	—	—	—	—	—	—	—	198.8	199.1	152.6
2024	—	—	—	—	—	—	—	—	—	254.1	226.4
Total										$630.6	$503.3

Cumulative net losses and allocated loss adjustment expenses paid
Accident year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2015	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2016	—	—	—	—	—	—	—	—	—	—
2017	—	—	—	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	—	—	—	—
2019	—	—	—	—	—	—	—	—	—	—
2020	—	—	—	—	—	—	0.3	0.4	0.4	0.9
2021	—	—	—	—	—	—	0.8	6.9	10.9	19.4
2022	—	—	—	—	—	—	—	4.7	3.2	15.0
2023	—	—	—	—	—	—	—	—	8.9	38.2
2024	—	—	—	—	—	—	—	—	—	15.3
Total										$88.8
	Net reserves for loss and allocated loss adjustment expenses from 2015 to 2024									541.8
	Net reserves for loss and allocated loss adjustment expenses prior to 2015									—
Casualty - net reserves for loss and allocated loss adjustment expenses, end of year										$541.8

Specialty

Loss and allocated loss adjustment expenses incurred, net
Accident year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	IBNR loss and ALAE reserves, net
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2015	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2016	—	—	—	—	—	—	—	—	—	—	—
2017	—	—	—	—	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	—	—	—	—	—
2019	—	—	—	—	—	—	—	—	—	—	—
2020	—	—	—	—	—	—	—	—	—	—	—
2021	—	—	—	—	—	—	7.1	9.0	10.0	9.7	1.0
2022	—	—	—	—	—	—	—	21.0	22.1	22.9	7.8
2023	—	—	—	—	—	—	—	—	29.3	43.6	36.6
2024	—	—	—	—	—	—	—	—	—	28.4	22.4
Total										$104.6	$67.8

Cumulative net losses and allocated loss adjustment expenses paid
Accident year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2015	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2016	—	—	—	—	—	—	—	—	—	—
2017	—	—	—	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	—	—	—	—
2019	—	—	—	—	—	—	—	—	—	—
2020	—	—	—	—	—	—	—	—	—	—
2021	—	—	—	—	—	—	0.7	6.3	8.4	8.6
2022	—	—	—	—	—	—	—	7.5	13.6	15.0
2023	—	—	—	—	—	—	—	—	3.1	5.3
2024	—	—	—	—	—	—	—	—	—	3.1
Total										$32.0
	Net reserves for loss and allocated loss adjustment expenses from 2015 to 2024									72.6
	Net reserves for loss and allocated loss adjustment expenses prior to 2015									—
Specialty - net reserves for loss and allocated loss adjustment expenses, end of year										$72.6

Property Other

Loss and allocated loss adjustment expenses incurred, net
Accident year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	IBNR loss and ALAE reserves, net
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2015	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2016	—	—	—	—	—	—	—	—	—	—	—
2017	—	—	—	—	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	—	—	—	—	—
2019	—	—	—	—	—	—	—	—	—	—	—
2020	—	—	—	—	—	1.6	1.4	1.4	0.7	0.7	0.1
2021	—	—	—	—	—	—	4.1	2.7	2.8	2.6	1.3
2022	—	—	—	—	—	—	—	10.3	11.5	10.1	1.7
2023	—	—	—	—	—	—	—	—	19.8	20.0	7.2
2024	—	—	—	—	—	—	—	—	—	39.7	29.3
Total										$73.1	$39.6

Cumulative net losses and allocated loss adjustment expenses paid
Accident year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2015	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2016	—	—	—	—	—	—	—	—	—	—
2017	—	—	—	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	—	—	—	—
2019	—	—	—	—	—	—	—	—	—	—
2020	—	—	—	—	—	0.4	0.5	0.5	0.6	0.6
2021	—	—	—	—	—	—	0.5	1.0	1.1	1.4
2022	—	—	—	—	—	—	—	1.5	5.8	7.4
2023	—	—	—	—	—	—	—	—	1.6	6.4
2024	—	—	—	—	—	—	—	—	—	3.8
Total										$19.6
	Net reserves for loss and allocated loss adjustment expenses from 2015 to 2024									53.5
	Net reserves for loss and allocated loss adjustment expenses prior to 2015									—
Property Other - net reserves for loss and allocated loss adjustment expenses, end of year										$53.5

Property Catastrophe

Loss and allocated loss adjustment expenses incurred, net
Accident year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	IBNR loss and ALAE reserves, net
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2015	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2016	—	—	—	—	—	—	—	—	—	—	—
2017	—	—	—	—	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	—	—	—	—	—
2019	—	—	—	—	—	—	—	—	—	—	—
2020	—	—	—	—	—	—	—	—	—	—	—
2021	—	—	—	—	—	—	—	—	—	—	—
2022	—	—	—	—	—	—	—	1.7	1.8	1.8	0.8
2023	—	—	—	—	—	—	—	—	0.1	0.1	0.1
2024	—	—	—	—	—	—	—	—	—	0.1	0.1
Total										$2.0	$1.0

Cumulative net losses and allocated loss adjustment expenses paid
Accident year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	<--------------------------------------------------- Unaudited --------------------------------------------------->
2015	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2016	—	—	—	—	—	—	—	—	—	—
2017	—	—	—	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	—	—	—	—
2019	—	—	—	—	—	—	—	—	—	—
2020	—	—	—	—	—	—	—	—	—	—
2021	—	—	—	—	—	—	—	—	—	—
2022	—	—	—	—	—	—	—	—	0.3	0.9
2023	—	—	—	—	—	—	—	—	—	—
2024	—	—	—	—	—	—	—	—	—	—
Total										$0.9
	Net reserves for loss and allocated loss adjustment expenses from 2015 to 2024									1.1
	Net reserves for loss and allocated loss adjustment expenses prior to 2015									—
Property Catastrophe - net reserves for loss and allocated loss adjustment expenses, end of year										$1.1

Reconciliation of loss development information to loss and loss adjustment expense reserves
The following table provides a reconciliation of the Company's loss and loss adjustment expense reserves as of December 31, 2024:

December 31, 2024
Net reserves for loss and allocated loss adjustment expenses
Reinsurance
Casualty	$953.6
Specialty	378.6
Property Other	136.6
Property Catastrophe	153.2
Insurance & Services
A&H	286.5
Casualty	541.8
Specialty	72.6
Property Other	53.5
Property Catastrophe	1.1
Corporate (1)	644.5
Net reserves for loss and allocated loss adjustment expenses, end of year	3,222.0

Loss and allocated loss adjustment expenses recoverable
Reinsurance
Casualty	179.8
Specialty	214.8
Property Other	72.1
Property Catastrophe	46.8
Insurance & Services
A&H	63.3
Casualty	336.3
Specialty	102.7
Property Other	34.0
Property Catastrophe	0.5
Corporate (1)	1,265.0
Total loss and allocated loss adjustment expenses recoverable	2,315.3

Unallocated loss adjustment expense reserves	65.0
Other items, net (2)	60.1
Deferred gains on retroactive reinsurance contracts	(8.5)
Gross reserves for loss and loss adjustment expenses, end of year	$5,653.9
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

Claims duration
The following table is presented as supplementary information and presents the Company’s historical average annual percentage payout of loss and loss adjustment expenses incurred, net by age, as of December 31, 2024:

	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
	(Unaudited)
Reinsurance
Casualty	13.5%	19.4%	13.2%	11.5%	8.3%	6.2%	3.2%	1.1%	0.5%	0.4%
Specialty	27.5%	26.4%	15.1%	3.9%	1.7%	0.9%	0.7%	0.7%	0.5%	—%
Property Other	24.8%	40.3%	16.1%	9.1%	1.8%	2.8%	1.3%	1.1%	0.3%	—%
Property Catastrophe	12.3%	26.5%	16.5%	15.0%	2.3%	3.7%	3.1%	2.9%	—%	—%
Other	38.2%	34.2%	15.9%	7.6%	2.6%	1.1%	0.8%	0.8%	—%	—%
Insurance & Services
A&H	56.9%	30.2%	6.3%	0.4%	0.6%	0.1%	(0.1)%	(0.1)%	0.4%	0.2%
Casualty	4.7%	9.1%	8.9%	17.0%	44.9%	71.5%	—%	—%	—%	—%
Specialty	13.8%	18.1%	11.2%	1.3%	—%	—%	—%	—%	—%	—%
Property Other	10.7%	29.1%	13.3%	9.4%	0.1%	—%	—%	—%	—%	—%
Property Catastrophe	(1.9)%	21.3%	29.5%	—%	—%	—%	—%	—%	—%	—%
12. Third party reinsurance
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
The following tables provide a breakdown of the Company’s written and earned premiums and loss and loss adjustment expenses from direct business, reinsurance assumed and reinsurance ceded for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Premiums written:
Direct	$1,824.3	$1,678.7	$1,403.9
Assumed	1,420.3	1,748.7	2,005.8
Gross premiums written	3,244.6	3,427.4	3,409.7
Ceded	(892.5)	(989.5)	(860.5)
Net premiums written	$2,352.1	$2,437.9	$2,549.2

	2024	2023	2022
Premiums earned:
Direct	$1,721.5	$1,498.0	$1,153.6
Assumed	1,357.0	1,826.0	1,915.2
Gross premiums earned	3,078.5	3,324.0	3,068.8
Ceded	(735.0)	(897.8)	(750.7)
Net premiums earned	$2,343.5	$2,426.2	$2,318.1

	2024	2023	2022
Loss and loss adjustment expense:
Direct	$1,070.7	$1,008.6	$778.0
Assumed	961.5	910.5	1,386.8
Loss and loss adjustment expense incurred	2,032.2	1,919.1	2,164.8
Ceded	(663.7)	(537.8)	(576.4)
Loss and loss adjustment expense incurred, net	$1,368.5	$1,381.3	$1,588.4
Because retrocessional reinsurance contracts do not relieve the Company of its obligation to its insureds, the collectability of balances due from the Company's reinsurers is important to its financial strength. The Company monitors the financial strength and ratings of retrocessionaires on an ongoing basis. As of December 31, 2024, the Company had loss and loss adjustment expenses recoverable of $2,315.3 million (December 31, 2023 - $2,295.1 million). Loss and loss adjustment expenses recoverable from the retrocessionaire are recorded as assets.
The following tables provide a listing of the Company’s loss and loss adjustment expenses recoverable by the reinsurer's S&P rating and the percentage of total recoverables as of December 31, 2024 and 2023. With certain reinsurers, if S&P's rating was not available, an equivalent AM Best or other major credit agency’s rating was used.

	December 31, 2024
Rating (1) (2)	Gross	Collateral	Net	% of Net Total
AA	$195.0	$21.8	$173.2	17.9%
A	722.7	87.8	634.9	65.5%
BBB or lower	30.6	23.0	7.6	0.8%
Not rated	1,367.0	1,213.7	153.3	15.8%
Total	$2,315.3	$1,346.3	$969.0	100.0%

	December 31, 2023
Rating (1) (2)	Gross	Collateral	Net	% of Net Total
AA	$294.5	$76.9	$217.6	24.4%
A	601.9	111.2	490.7	55.1%
BBB or lower	202.0	76.6	125.4	14.1%
Not rated	1,196.7	1,140.1	56.6	6.4%
Total	$2,295.1	$1,404.8	$890.3	100.0%
(1) S&P’s ratings as detailed above are: "AAA" (Extremely Strong), "AA" (Very strong), "A" (Strong) and "BBB" (Adequate).
(2) Not rated represents reinsurers who are not rated by S&P, AM Best, or another major rating agency. Included in the “Not rated” category as of December 31, 2024 is $907.4 million related to Pallas Reinsurance Ltd. as a result of the 2023 LPT and the loss portfolio transfer completed on October 29, 2021 (the “2021 LPT”) and $291.4 million related to Clarendon National as a result of the 2024 LPT (2023 - $1,090.2 million related to Pallas Reinsurance Ltd. as a result of the 2023 LPT and 2021 LPT).
The following tables provide a listing of the five highest loss and loss adjustment expenses recoverable by reinsurer, along with percentage of total recoverable amount, the reinsurer's reinsurer rating by S&P, AM Best, or other major rating agencies and the percentage that the recoverable is collateralized as of December 31, 2024 and 2023:

	December 31, 2024
	Balance	% of Total	Rating	% Collateralized
Reinsurer:
Pallas Reinsurance Company Ltd.	$907.4	39.2%	Not rated	89.9%
Clarendon National Insurance Company	291.4	12.6%	Not rated	102.0%
Arch Reinsurance Ltd	218.9	9.5%	A+	—%
General Insurance Corporation of India	153.8	6.6%	A-	22.4%
Allianz SE	$74.4	3.2%	AA-	17.3%

	December 31, 2023
	Balance	% of Total	Rating	% Collateralized
Reinsurer:
Pallas Reinsurance Company Ltd.	$1,090.2	47.5%	Not rated	96.5%
Arch Reinsurance Ltd	169.3	7.4%	A+	1.0%
General Insurance Corporation of India	164.1	7.2%	BBB	27.4%
Pie Casualty Insurance Company	98.0	4.3%	A-	15.4%
Allianz SE	$94.4	4.1%	AA-	54.0%
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
The Company's assets in scope of the current expected credit loss assessment as of December 31, 2024 and 2023 are as follows:

	December 31, 2024	December 31, 2023
Insurance and reinsurance balances receivable, net (1)	$2,054.4	$1,966.3
Loss and loss adjustment expenses recoverable, net	2,315.3	2,295.1
Other assets (2)	87.8	76.8
Total assets in scope	$4,457.5	$4,338.2
(1)As of December 31, 2024, no individual counterparty’s insurance and reinsurance balances receivable exceeded 10% of the Company’s total insurance and reinsurance balances receivable (December 31, 2023 - $234.7 million from one counterparty).
(2)Relates to MGA trade receivables (included in other assets in the Company’s consolidated balance sheets), loans receivables (included in other long-term investments in the Company’s consolidated balance sheets) and interest and dividend receivables.
The Company’s allowance for expected credit losses was $28.8 million as of December 31, 2024 (December 31, 2023 - $28.8 million). For the year ended December 31, 2024, the Company recorded current expected credit (gains) losses of $(0.6) million (2023 - $(1.5) million and 2022 - $12.7 million). The change in allowance amounts are included in net corporate and other expenses in the consolidated statements of income (loss).
The Company monitors counterparty credit ratings and macroeconomic conditions, and considers the most current AM Best, S&P, and other major credit rating agencies to determine the allowance each quarter. As of December 31, 2024, approximately 67% of the total gross assets in scope were balances with counterparties rated by major credit rating agencies, of the total rated, 94% were rated A- or better.

14. Debt and letter of credit facilities
Debt obligations
The following table represents a summary of the Company’s debt obligations on its consolidated balance sheets as of December 31, 2024 and December 31, 2023:

	December 31, 2024		December 31, 2023
	Amount	Effective rate (1)	Amount	Effective rate (1)
2024 Senior Notes, at face value	$400.0	7.4%	n/a	n/a
Unamortized discount and issuance costs	(5.2)		n/a
2024 Senior Notes, carrying value	394.8		n/a
2017 SEK Subordinated Notes, at face value	249.2	7.9%	$273.6	7.7%
Unamortized discount	(4.9)		(5.7)
2017 SEK Subordinated Notes, carrying value	244.3		267.9
2016 Senior Notes, at face value	—	—%	400.0	4.6%
Unamortized premium	—		3.5
2016 Senior Notes, carrying value	—		403.5
2015 Senior Notes, at face value	—	—%	115.0	7.0%
Unamortized issuance costs	—		(0.2)
2015 Senior Notes, carrying value	—		114.8
Total debt	$639.1		$786.2
(1)Effective rate considers the effect of the debt issuance costs, discount, and premium.
2024 Senior Notes
In April 2024, the Company issued $400.0 million aggregate principal amount of 7.0% Senior Notes due 2029 (the “2024 Senior Notes”) at an issue price of 99.6% and net proceeds of $393.9 million after taking into effect both deferrable and non-deferrable issuance costs. Interest is payable on the 2024 Senior Notes semi-annually in arrears on April 5 and October 5 of each year, commencing on October 5, 2024. The 2024 Senior Notes were issued pursuant to a Senior Indenture, dated as of April 5, 2024, between the Company and The Bank of New York Mellon, as trustee, as supplemented by a First Supplemental Indenture. The 2024 Senior Notes were offered and sold pursuant to the shelf registration statement on Form S-3 (File No. 333-255917), filed with the U.S. Securities and Exchange Commission (the “Commission”) on May 7, 2021, and a prospectus supplement related to the 2024 Senior Notes dated March 27, 2024 (filed with the Commission pursuant to Rule 424(b)(2) under the Securities Act of 1933).
For the year ended December 31, 2024, the Company recorded $21.9 million of interest expense, inclusive of amortization of discount, on the 2024 Senior Notes (2023 - none).
2017 SEK Subordinated Notes
On September 22, 2017, Sirius Group, through Sirius International Group (“SIG”), issued floating rate callable subordinated notes denominated in Swedish kronor ("SEK") in the amount of SEK 2,750.0 million (or $346.1 million on date of issuance) at a 100% issue price ("2017 SEK Subordinated Notes"). The 2017 SEK Subordinated Notes were issued in an offering that was exempt from the registration requirements of the Securities Act of 1933 (the "Securities Act"). The Company assumed the 2017 SEK Subordinated Notes on May 27, 2021. The 2017 SEK Subordinated Notes bear interest on their principal amount at a floating rate equal to the applicable Stockholm Interbank Offered Rate for the relevant interest period plus an applicable margin, payable quarterly in arrears on March 22, June 22, September 22 and December 22 of each year until maturity in September 2047. Beginning on September 22, 2022, the 2017 SEK Subordinated Notes may be redeemed, in whole or in part, at the Company’s option. The Company was in compliance with all debt covenants as of and for the period ended December 31, 2024.
For the year ended December 31, 2024, the Company recorded $20.5 million of interest expense, inclusive of amortization of discount, on the 2017 SEK Subordinated Notes (2023 - $20.0 million). For the year ended December 31, 2024, the Company also recognized $23.8 million of foreign exchange gains on the translation of the 2017 SEK Subordinated Notes into USD from SEK (2023 - $9.1 million gain).
2016 Senior Notes
On November 1, 2016, Sirius Group, through SIG, issued $400.0 million face value of senior unsecured notes ("2016 Senior Notes") at an issue price of 99.2% for net proceeds of $392.4 million after taking into effect both deferrable and non-deferrable issuance costs. The 2016 Senior Notes were issued in an offering that was exempt from the registration requirements of the Securities Act. The Company assumed the 2016 Senior Notes on May 27, 2021. The 2016 Senior Notes bear an annual interest rate of 4.6%, payable semi-annually in arrears on May 1 and November 1 of each year.
In April 2024, the Company amended the 2016 Senior Notes pursuant to a Fourth Supplemental Indenture thereto with The Bank of New York Mellon, as trustee, and following such amendment, the Company completed the redemption of all remaining outstanding $400.0 million aggregate principal amount of the 2016 Senior Notes.
2015 Senior Notes
On February 13, 2015, the Company issued $115.0 million of senior unsecured notes (the “2015 Senior Notes”) due February 13, 2025. The 2015 Senior Notes bear interest at 7.0% and interest is payable semi-annually on February 13 and August 13 of each year.
In April of 2024, the Company redeemed all $115.0 million aggregate principal amount of the 2015 Senior Notes.
Interest expense
Total interest expense incurred by the Company for its indebtedness for the year ended December 31, 2024 was $48.1 million (2023 - $45.4 million), funds withheld of $25.5 million (2023 - $16.2 million) in association with the 2023 LPT, funds withheld of $4.0 million in association with the 2024 workers’ compensation LPT, as well as income associated with reinsurance contracts and a gain on the commutation of a deposit accounted contract. See Note 3 - Significant transactions for further discussion on the 2023 LPT.
Standby letter of credit facilities
As of December 31, 2024, the Company had entered into the following letter of credit facilities:

	Letters of Credit		Collateral
	Committed Capacity	Issued	Cash and Cash Equivalents	Debt securities
Committed - Secured letters of credit facilities	$355.0	$267.1	$17.7	$232.9
Uncommitted - Secured letters of credit facilities	—	904.6	18.8	1,033.9
		$1,171.7	$36.5	$1,266.8
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
Revolving credit facility
In addition to the letter of credit facilities above, the Company entered into a three-year, $300.0 million senior unsecured revolving credit facility (the “2021 Facility”) with JPMorgan Chase Bank, N.A. (“JPM”) as administrative agent, effective February 26, 2021, which was extended in February 2024 for one additional year. On December 19, 2024, the Company and JPM amended and restated the 2021 Facility in its entirety and entered into a four-year, $400.0 million senior unsecured revolving credit facility (the “2024 Facility”) with JPM as administrative agent. The 2024 Facility also includes an option for the Company to request a 12-month extension, subject to satisfaction of certain conditions including, but not limited to, the consent of lenders representing a majority-in-interest of commitments, of the 2024 Facility maturity date. Subject to customary conditions precedent upon any Company borrowing request, the 2024 Facility provides access to loans for working capital and general corporate purposes, as well as letters of credit to support obligations under insurance and reinsurance agreements, retrocessional agreements and also for general corporate purposes.

As of December 31, 2024, there were no outstanding borrowings under the 2024 Facility. In addition, as of December 31, 2024, the Company was in compliance with all of the covenants under the 2024 Facility.
15. Intangible assets
The Company’s intangible assets consisted of the following and are included in Intangible assets on the Company’s consolidated balance sheets as of December 31, 2024 and 2023:

	Economic Useful Life	Gross balance at February 26, 2021	Accumulated amortization and dispositions	Net balance at December 31, 2024
Distribution relationships	17 years	$75.0	$(13.9)	$61.1
MGA relationships	13 years	34.0	(16.9)	17.1
Lloyd’s Capacity - Syndicate 1945	Indefinite	41.8	—	41.8
Insurance licenses	Indefinite	7.0	(1.0)	6.0
Trade name	16 years	16.0	(2.4)	13.6
Internally developed computer software	5 years	5.0	(3.8)	1.2
Identifiable intangible assets (1)		$178.8	$(38.0)	$140.8

	Economic Useful Life	Gross balance at February 26, 2021	Accumulated amortization and dispositions	Net balance at December 31, 2023
Distribution relationships	17 years	$75.0	$(7.4)	$67.6
MGA relationships	13 years	34.0	(13.4)	20.6
Lloyd’s Capacity - Syndicate 1945	Indefinite	41.8	—	41.8
Insurance licenses	Indefinite	7.0	(1.0)	6.0
Trade name	16 years	16.0	(1.5)	14.5
Internally developed computer software	5 years	5.0	(2.8)	2.2
Identifiable intangible assets (1)		$178.8	$(26.1)	$152.7
(1)No impairments were recorded in the years ended December 31, 2024 and 2023.

The estimated remaining amortization expense for the Company's intangible assets with finite lives is as follows:

2025	$11.4
2026	9.9
2027	9.1
2028	8.5
2029 and thereafter	54.1
Total remaining amortization expense	$93.0
16. Income taxes
The Company provides for income tax expense or benefit based upon pre-tax income or loss reported in the consolidated statements of income (loss) and the provisions of currently enacted tax laws. For the year ended December 31, 2024, the Company and its subsidiaries organized in Bermuda were not subject to income taxes imposed by the government of Bermuda. Starting in 2025, a 15% corporate income tax is expected to apply to our Bermuda operations as a result of the enactment of the Corporate Income Tax Act 2023 (the “Bermuda CIT”) on December 27, 2023. The Bermuda CIT legislation includes specific provisions intended to administer a fair and equitable transition into the new tax system, referred to as the economic transition adjustment (“ETA”) and opening tax loss carryforward (“OTLC”). SiriusPoint Ltd. and at least one of its major subsidiaries organized and operating in Bermuda will be subject to these provisions. As result, in the fourth quarter of 2023 (the period of enactment), the Company recorded a net deferred tax asset in the amount of $100.8 million in connection with the Bermuda CIT. An additional $34.6 million benefit was recorded in 2024 through the income statement and other comprehensive income after finalization of current year results. We expect that our in-scope entities will incur increased tax expense in Bermuda beginning in 2025.
The Company has subsidiaries and branches that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate. The jurisdictions in which the Company's subsidiaries and branches are subject to tax are Belgium, Bermuda, Canada, Germany, Luxembourg, Sweden, Switzerland, the United Kingdom, and the United States.
The following is a summary of the Company’s income (loss) before income tax (expense) benefit by jurisdiction for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Bermuda	$53.7	$21.5	$(151.7)
U.S.	89.6	98.6	(47.0)
U.K.	4.1	2.7	(9.7)
Sweden	86.1	156.7	(174.6)
Luxembourg	0.1	38.1	(37.2)
Other	(0.5)	1.1	(2.5)
Income (loss) before income tax (expense) benefit	$233.1	$318.7	$(422.7)
For the years ended December 31, 2024, 2023 and 2022, income tax (expense) benefit consisted of the following:

	2024	2023	2022
Current tax (expense) benefit:
U.S. Federal	$(6.1)	$(17.0)	$1.6
State	(1.1)	(1.4)	(0.9)
Non-U.S.	(12.6)	(13.9)	(3.2)
Total current tax expense	(19.8)	(32.3)	(2.5)
Deferred tax (expense) benefit:
U.S. Federal	(15.4)	(3.7)	20.7
State	(1.3)	(0.3)	2.0
Non-U.S.	5.8	81.3	16.5
Total deferred tax (expense) benefit	(10.9)	77.3	39.2
Total income tax (expense) benefit	$(30.7)	$45.0	$36.7

Effective Rate Reconciliation
The following table presents a reconciliation of expected income taxes to income tax (expense) benefit for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Tax (expense) benefit at the 0% Bermuda statutory rate	$—	$—	$—
Differences in taxes resulting from:
Bermuda Tax Law	28.7	100.8	—
Non-Bermuda earnings	(39.9)	(73.1)	52.9
Foreign currency effects	(9.1)	9.1	(10.7)
Non-Taxable/Deductible Income	—	7.6	(1.4)
Change in Valuation Allowance	8.9	(4.7)	(14.3)
Tax on Safety Reserve	(3.1)	(2.3)	(2.4)
Change in uncertain tax position	1.4	—	8.0
Tax rate change	(8.4)	—	2.7
State taxes expense	(0.9)	(1.4)	(0.7)
Provision-to-return true up	(3.9)	11.2	3.9
Non-Deductible expenses	(1.9)	(0.6)	—
Foreign Branches	(1.4)	(1.3)	—
Other, net	(1.1)	(0.3)	(1.3)
Total income tax (expense) benefit	$(30.7)	$45.0	$36.7
The Tax Cuts and Jobs Act (“TCJA”) includes a Base Erosion and Anti-Abuse Tax (“BEAT”) provision, which is essentially a minimum tax on certain otherwise deductible payments made by U.S. entities to non-U.S. affiliates, including cross-border interest payments and reinsurance premiums paid or ceded. The statutory BEAT rate is 10% through 2025, and then rises to 12.5% in 2026 and thereafter. The TCJA also includes provisions for Global Intangible Low-Taxed Income (“GILTI”), under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries. Consistent with accounting guidance, the Company will treat BEAT as an in period tax charge when incurred in future periods for which no deferred taxes need to be provided and has made an accounting policy election to treat GILTI taxes in a similar manner. No provision for income taxes related to BEAT or GILTI was recorded as of December 31, 2024 and December 31, 2023.
In December 2021, the Organisation for Economic Co-Operation and Development (“OECD”) published two global anti-base erosion model rules under Pillar Two (the “GloBE Rules”), which implement a 15% global minimum tax applicable for in-scope multinational groups (“GMT”). The first GloBE Rule is the income inclusion rule (“IIR”), which imposes “top-up” tax on a parent entity in respect of the income of a subsidiary that is taxed at less than 15%. The second GloBE Rule is the “undertaxed payments” rule, which denies deductions or requires an equivalent adjustment to the extent the income of an affiliate which is taxed at less than 15%. On January 1, 2024, the GloBE Rules went into effect in the EU, including a minimum top-up tax rate of 15% for multinational companies, with many E.U. member states enacting corollary legislation as part of their respective domestic tax laws. Consistent with accounting guidance, the Company will treat the global minimum tax as an in-period tax charge when incurred in future periods for which no deferred taxes need to be provided. No provision for top-up tax was recorded as of December 31, 2024, because, based on a country-by-country analysis, it has been determined that for each tested jurisdiction there would be no material amount of top-up tax.
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

Deferred Tax Inventory
The following table presents the tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Deferred tax assets:
Non-U.S. net operating loss carryforwards	$308.1	$309.6
Purchase accounting	—	2.4
Tax credit carryforwards	23.0	30.5
Unearned premiums	20.0	21.7
U.S. federal net operating loss and capital carryforwards	3.0	11.8
Discounting of loss and loss adjustment expense reserves	18.1	17.5
Intangible assets	84.8	57.0
Unrealized losses on investments	6.6	8.5
Investment basis differences	0.5	7.5
Foreign currency translation on investments	1.5	5.2
Incentive compensation and benefit accruals	3.9	4.3
Deferred interest	3.2	4.2
Allowance for doubtful accounts	4.0	3.7
Other items	7.0	13.3
Total gross deferred tax assets	483.7	497.2
Valuation allowance	(100.1)	(112.4)
Total adjusted deferred tax asset	$383.6	$384.8

Deferred tax liabilities:
Safety reserve	$111.0	$129.1
Deferred acquisition costs	19.7	23.3
Purchase accounting	27.9	—
Other Items	4.2	7.5
Total deferred tax liabilities	162.8	159.9
Net deferred tax assets	$220.8	$224.9
Of the net deferred tax asset, net of valuation allowance, of $220.8 million as of December 31, 2024, $50.6 million relates to net deferred tax assets in U.S. subsidiaries, $114.4 million relates to net deferred tax assets in Luxembourg subsidiaries, $135.5 million relates to net deferred tax assets in Bermuda subsidiaries, $5.2 million relates to net deferred tax liabilities in U.K. subsidiaries, $73.4 million relates to net deferred tax liabilities in Sweden subsidiaries, and $1.1 million relates to net deferred tax liabilities in other jurisdictions.
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
Based on this approach, for the year ended December 31, 2024, the Company recorded $100.1 million in the valuation allowance applicable to deferred tax assets. Of the $100.1 million, $66.5 million relates to net operating loss carryforwards in Luxembourg subsidiaries, $30.7 million relates primarily to net operating loss carryforwards in the United Kingdom, and $2.9 million relates to foreign tax credits in the United States.

Net Operating Loss and Capital Loss Carryforwards
Net operating loss and capital loss carryforwards as of December 31, 2024, the expiration dates and the deferred tax assets thereon are as follows:

	December 31, 2024
	United States	Luxembourg	Sweden	U.K.	Germany	Bermuda	Total
2030-2044	$9.2	$72.6	$—	$—	$—	$—	$81.8
No expiration date	10.5	688.5	104.6	115.7	2.3	500.6	1,422.2
Total	$19.7	$761.1	$104.6	$115.7	$2.3	$500.6	$1,504.0

Gross deferred tax asset	$3.0	$181.7	$21.6	$29.0	$0.7	$75.1	$311.1
Valuation allowance	—	(66.5)	—	(29.0)	(0.7)	—	(96.2)
Net deferred tax asset	$3.0	$115.2	$21.6	$—	$—	$75.1	$214.9
The Company expects to utilize net operating loss carryforwards in Luxembourg of $482.5 million but does not expect to utilize the remainder based on forecasted taxable income. The U.S. net operating loss carryforwards of $19.7 million are subject to an annual limitation on utilization under Internal Revenue Code Section 382. Of the Section 382 limited loss carryforwards, $9.2 million will expire between 2036 and 2039 and the remaining $10.5 million does not expire. The Company expects to utilize all of the U.S. net operating loss carryforwards.
Foreign Tax Credits
As of December 31, 2024, there are U.S. foreign tax credits carryforwards available of $7.9 million, all of which will expire between 2025 and 2033. As of December 31, 2024, there are alternative minimum tax credit carryforwards of $0.1 million which do not expire and are expected to become fully refundable beginning in the 2024 tax year under the TCJA. Further, there are Swedish foreign tax credits carryforwards available of $15.0 million and will start to expire in 2029.
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
The following table is a reconciliation of the beginning and ending unrecognized tax benefits for the years ended December 31, 2024 and 2023:

	Permanent differences (1)	Temporary differences (2)	Interest and penalties (3)	Total
Balance as of January 1, 2023	$1.6	$—	$0.7	$2.3
Balance as of December 31, 2023	1.6	—	0.7	2.3
Lapse in statute of limitations	(0.8)	—	(0.6)	(1.4)
Balance as of December 31, 2024	$0.8	$—	$0.1	$0.9
(1)Represents the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate.
(2)Represents the amount of unrecognized tax benefits that, if recognized, would create a temporary difference between the reported amount of an item in the consolidated balance sheets and its tax basis.
(3)Net of tax benefit.
As of December 31, 2024, the total reserve for unrecognized tax benefits is $0.9 million. If the Company determines in the future that its reserves for unrecognized tax benefits on permanent differences and interest and penalties are not needed, the reversal of $0.8 million of such reserves as of December 31, 2024 would be recorded as an income tax benefit and would impact the effective tax rate.
The Company classifies all interest and penalties on unrecognized tax benefits as part of income tax expense. During the year ended December 31, 2024, the Company did not recognize interest expense, net of any tax benefit (2023 - none and 2022 -

$0.1 million). As of December 31, 2024, the balance of accrued interest, net of any tax benefit, is $0.1 million (2023 - $0.7 million).
Tax Examinations
With few exceptions, which are not material, the Company is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2020.
17. Shareholders' equity
Common shares
The following table presents a summary of the common shares issued and outstanding and shares repurchased as of and for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Common shares issued and outstanding, beginning of year	168,120,022	162,177,653	161,929,777
Issuance of common shares, net of forfeitures and shares withheld	1,072,261	1,531,040	942,923
Shares repurchased (1)	(54,798,437)	—	(695,047)
Issuance of common shares upon exercise of options	2,035,211	385,430	—
Issuance of common shares upon exercise of warrants	—	4,025,899	—
Common shares issued and outstanding, end of year	116,429,057	168,120,022	162,177,653
(1) For further details on the repurchase during the year ended December 31, 2024, see discussion on the repurchases from CM Bermuda in Note 3 “Significant transactions”.
The Company’s authorized share capital consists of 300,000,000 common shares with a par value of $0.10 each. During the years ended December 31, 2024, 2023 and 2022, the Company did not pay any dividends to its common shareholders.
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
During the year ended December 31, 2024, the Company declared and paid dividends of $16.0 million (2023 - $16.0 million) to the Series B preference shareholders. The Company has declared and paid dividends to the Series B preference shareholders every quarter beginning June 30, 2021.
Share repurchases
On July 31, 2024, the Company’s Board of Directors authorized the Company to repurchase up to an additional $250.0 million of the Company’s common shares, which, together with the amount remaining available under the share repurchase programs previously authorized on May 4, 2016 and February 28, 2018, will allow the Company to repurchase up to $306.3 million of its common shares in the aggregate. The share repurchase program does not have an expiration date. On December 18, 2024, the Company’s Board of Directors authorized an additional share repurchase from CM Bermuda under the CMIG Securities Purchase Agreement. For further details, see Note 3 “Significant transactions”.

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
During the year ended December 31, 2024, the Company repurchased 54,798,437 of its common shares from CM Bermuda for a repurchase date fair value of $779.0 million, including $483.0 million to be paid at the closing of the transaction on or before February 28, 2025, which is recorded in Share repurchase liability in the Company’s consolidated balance sheet as of December 31, 2024. For further details, see Note 3 “Significant transactions”. During the year ended December 31, 2023, the Company did not repurchase any of its common shares in the open market (December 31, 2022 - 695,047). Common shares repurchased by the Company during the period were cancelled and retired.
As of December 31, 2024 the Company was authorized to repurchase up to an aggregate of $181.3 million of outstanding common shares and warrants under its repurchase program.
18. Share-based compensation and employee benefit plans
Share-based compensation
As of December 31, 2024, the Company’s share-based awards consisted of Restricted Share Units (“RSUs”), Performance Share Units (“PSUs”), Restricted Share Awards (“RSAs”) and options.
As part of its annual long-term incentive award cycles, the Company granted to its employees a number of RSUs pursuant to the terms and conditions of the SiriusPoint Ltd. 2013 Omnibus Incentive Plan and 2023 Omnibus Incentive Plan. The RSUs generally vest over three years in equal, one-third installments on each anniversary of the award grant date subject to continued provision of services through the applicable vesting date. As of December 31, 2024, 14,404,393 (December 31, 2023 - 15,808,431) of the Company’s common shares were available for future issuance under the equity incentive compensation plans.
The total share-based compensation expense recognized during the years ended December 31, 2024, 2023 and 2022 was $18.3 million, $21.4 million and $26.8 million, respectively.
As of December 31, 2024, the Company had $23.2 million (December 31, 2023 - $23.3 million) of unamortized share compensation expense, which is expected to be amortized over a weighted average period of 1.7 years (December 31, 2023 - 1.8 years).
Restricted Share Units
RSU activity for the year ended December 31, 2024 was as follows:

	Number of non- vested restricted shares	Weighted average grant date fair value
Balance as of January 1, 2024	2,871,686	$7.90
Granted	618,166	12.28
Forfeited	(161,795)	12.93
Vested	(1,548,637)	7.89
Balance as of December 31, 2024	1,779,420	$9.33
RSUs with service condition vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment or service and transferability.

Restricted Share Awards
Restricted share award activity for the year ended December 31, 2024 was as follows:

	Number of non- vested restricted shares	Weighted average grant date fair value
Balance as of January 1, 2024	649,527	$7.63
Granted	73,696	13.05
Vested	(590,516)	7.69
Balance as of December 31, 2024	132,707	$10.38
RSAs vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment or service and transferability.
Performance Share Units
PSU activity for the year ended December 31, 2024 was as follows:

	Number of non- vested PSUs	Number of non- vested PSUs probable of vesting	Weighted average grant date fair value of PSUs probable of vesting
Balance as of January 1, 2024	1,990,467	1,990,467	$9.61
Granted	1,214,331	1,214,331	11.99
Forfeited	(334,466)	(334,466)	10.34
Vested	(269,904)	(269,904)	9.76
Balance as of December 31, 2024	2,600,428	2,600,428	$10.61
PSUs vest over four distinct performance periods subject to participant’s continued provision of services to the Company until the vesting date.
Options
The share options issued to management under the Share Incentive Plan are subject to a service condition. The fair value of share options issued were estimated on the grant date using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model used the following assumptions for options granted during the year ended December 31, 2022 (there were no options granted for the years ended December 31, 2024 and 2023):

2022
Dividend yield	—%
Risk free interest rate	3.57%
Expected volatility(1)	32.30%
Expected life (in years)	6.3
Weighted average grant date fair value	$1.93
(1) The volatility assumption used was based on the average estimated volatility of a reinsurance peer group.
The options activity for the year ended December 31, 2024 were as follows:

	Number of options	Weighted average exercise price
Outstanding as of January 1, 2024	4,161,316	$8.26
Exercised	(2,035,211)	9.19
Outstanding as of December 31, 2024	2,126,105	7.36
Exercisable as of December 31, 2024	1,911,775	$7.42

As of December 31, 2024 the weighted average remaining contractual term for options outstanding and exercisable was 5.2 years and 5.0 years, respectively (2023 - 3.4 years and 3.2 years, respectively).
As of December 31, 2024, the aggregate intrinsic value of options outstanding and options exercisable was $17.4 million and $15.5 million, respectively (December 31, 2023 - $13.9 million and $10.7 million, respectively). For the year ended December 31, 2024, the Company received $18.4 million proceeds from the exercise of options (2023 - $3.0 million).
Employee Benefit and Contribution Plans
The Company operates several retirement plans in accordance with the local regulations and practices. These plans cover substantially all of the Company’s employees and provide benefits to employees in event of death, disability, or retirement.
Certain employees of SiriusPoint International can participate in defined benefit plans which are based on the employees' pension entitlements and length of employment. As of December 31, 2024, the projected benefit obligation of SiriusPoint International’s various benefit plans was $11.3 million (2023 - $14.1 million) and the funded status was $6.7 million (2023 - $5.1 million). As of December 31, 2024, the Swedish plan had a funded status of $6.7 million (2023 - $6.5 million). The accumulated benefit obligation for the year ended December 31, 2024 was $11.5 million (2023 - $15.3 million).
Total expenses related to the Company’s contributions to defined contribution plans was $17.5 million for the year ended December 31, 2024 (2023 - $14.8 million and 2022 - $6.1 million).
19. Earnings per share available to SiriusPoint common shareholders
The following sets forth the computation of basic and diluted earnings (loss) per share available to SiriusPoint common shareholders for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Weighted-average number of common shares outstanding:	($ in millions, except share and per share amounts)
Basic number of common shares outstanding	166,537,394	163,341,448	160,228,588
Dilutive effect of options	1,055,916	595,908	—
Dilutive effect of warrants	—	899,249	—
Dilutive effect of restricted share awards and units	1,877,371	3,176,462	—
Dilutive effect of Series A preference shares	—	1,594,281	—
Diluted number of common shares outstanding	169,470,681	169,607,348	160,228,588
Basic earnings (loss) per common share:
Net income (loss) available to SiriusPoint common shareholders	$183.9	$338.8	$(402.8)
Net income allocated to SiriusPoint participating common shareholders	(7.7)	(24.3)	—
Net income (loss) allocated to SiriusPoint common shareholders	$176.2	$314.5	$(402.8)
Basic earnings (loss) per share available to SiriusPoint common shareholders	$1.06	$1.93	$(2.51)
Diluted earnings (loss) per common share:
Net income (loss) available to SiriusPoint common shareholders	$183.9	$338.8	$(402.8)
Net income allocated to SiriusPoint participating common shareholders	(7.7)	(24.3)	—
Net income (loss) allocated to SiriusPoint common shareholders	$176.2	$314.5	$(402.8)
Diluted earnings (loss) per share available to SiriusPoint common shareholders	$1.04	$1.85	$(2.51)
For the year ended December 31, 2024, anti-dilutive restricted share units of 14,741 were excluded from the computation of diluted earnings per share available to SiriusPoint common shareholders.
For the year ended December 31, 2023, anti-dilutive options of 2,697,116, warrants of 26,013,599, and restricted share units of 75,154 were excluded from the computation of diluted earnings per share available to SiriusPoint common shareholders.
For the year ended December 31, 2022, options of 4,257,266 and warrants of 31,123,755 and were excluded from the computation of diluted loss per share available to SiriusPoint common shareholders.

20. Related party transactions
In addition to the transactions disclosed in Notes 3, 7 and 10 to these consolidated financial statements, the following transactions are classified as related party transactions, as the counterparties have either a direct or indirect shareholding in the Company or the Company has an investment in such counterparty.
(Re)insurance contracts
During the year ended December 31, 2024, insurance and reinsurance contracts with certain of the Company’s insurance and MGA related parties resulted in gross written premiums of $99.1 million (2023 - $302.2 million). As of December 31, 2024, the Company had total receivables from these related parties of $127.2 million and no payables (2023 - $61.8 million of receivables and no payables, respectively).
Investments managed by related parties
The following table provides the fair value of the Company's investments managed by related parties as of December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
Third Point Enhanced LP	$87.6	$77.5
Third Point Venture Offshore Fund I LP	24.0	25.0
Third Point Venture Offshore Fund II LP	4.9	3.1
Investments in related party investment funds, at fair value	116.5	105.6
Third Point Optimized Credit Portfolio (1)(2)	595.8	562.0
Total investments managed by related parties	$712.3	$667.6
(1)The Third Point Optimized Credit Portfolio is reported in debt securities available for sale and trading in the consolidated balance sheets.
(2)Does not include asset-backed securities withdrawn as a redemption in-kind from the TP Enhanced Fund as of December 31, 2024 and 2023.
Management, advisory and performance fees to related parties
The total management, advisory and performance fees to related parties for the years ended December 31, 2024, 2023 and 2022 were as follows:

	2024	2023	2022
Management and advisory fees	$4.8	$5.2	$7.3
Performance fees	0.6	0.9	(1.2)
Total management, advisory and performance fees to related parties (1)	$5.4	$6.1	$6.1
(1)Management, advisory and performance fees for the Related Party Investment Funds, where applicable, are presented within net realized and unrealized investment gains (losses) from related party investment funds in the consolidated statements of income (loss).
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

Third Point Insurance Portfolio Solutions and Third Point Optimized Credit
Pursuant to the Third Point Insurance Portfolio Solutions Investment Management Agreement (the “TPIPS IMA”), effective February 26, 2021, the Company will pay Third Point LLC a fixed management fee, payable monthly in advance, equal to 1/12 of 0.06% of the fair value of assets managed (other than assets invested in TP Enhanced Fund).
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
For the year ended December 31, 2024, no individual source accounted for more than 10% of gross premiums written. For the year ended December 31, 2023, Guy Carpenter & Company accounted for 12.1% of gross premiums written. For the year ended December 31, 2022, Guy Carpenter & Company and Aon Corporation accounted for 13.0%, and 18.3% of gross premiums written, respectively. No other source individually contributed more than 10% of total gross premiums written in any of the last three years.
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
During the year ended December 31, 2024, the Company recognized operating lease expense of $10.4 million (2023 - $10.3 million and 2022 - $12.8 million), including property taxes and routine maintenance expense as well as rental expenses related to short term leases.
The following table presents the lease balances within the consolidated balance sheets as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Operating lease right-of-use assets(1)	$22.8	$25.6
Operating lease liabilities(2)	$24.5	$28.4

Weighted average lease term (years)	5.2	4.1
Weighted average discount rate	3.0%	2.9%
(1) Operating lease right-of-use assets are included in Other assets on the Company’s consolidated balance sheets.
(2) Operating lease liabilities are included in Accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets.
Future minimum rental commitments as of December 31, 2024 under these leases are expected to be as follows:

Future Payments
2025	$6.0
2026	5.2
2027	4.3
2028	4.7
2029 and thereafter	5.9
Total future annual minimum rental payments	26.1
Less: present value discount	(1.6)
Total lease liability as of December 31, 2024	$24.5
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
Pursuant to the CMIG Series A and Repurchase Agreement, the Company settled all Series A Preference Shares held by CM Bermuda during the third quarter of 2024, which resulted in a loss of $90.7 million for the year ended December 31, 2024. For further details, see Note 3 “Significant transactions”. During the year ended December 31, 2024, the Company did not declare or pay dividends to holders of Series A Preference Shares.
During the years ended December 31, 2023 and 2022, the Company recorded gains (losses) of $(35.8) million and $18.6 million, respectively, from the change in fair value of the Series A Preference Shares. As of December 31, 2023, the estimated fair value of the Series A preference shares was $37.6 million recorded in the Liability-classified capital instruments line of the consolidated balance sheets.
Merger Warrants
On February 26, 2021, the Company issued certain warrants with respect to the consideration price of the Sirius Group acquisition (the “Merger Warrants”). Pursuant to the Warrant Purchase, the Company settled all Merger Warrants held by CM Bermuda during the fourth quarter of 2024, which resulted in a loss of $25.9 million for the year ended December 31, 2024. For further details, see Note 3 “Significant transactions”.
During the years ended December 31, 2023 and 2022, the Company recorded gains (losses) of $(15.0) million and $17.8 million, respectively, from the change in fair value of the Merger Warrants. As of December 31, 2023, the estimated fair value of the Merger Warrants was $29.7 million recorded in the Liability-classified capital instruments line of the consolidated balance sheets.
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
The BMA acts as the group supervisor for the Company. The Company is currently completing its group BSCR for the year ended December 31, 2024, which must be filed with the BMA on or before May 31, 2025, and at this time, the Company believes it will exceed the target level of required statutory economic capital and surplus. During 2024 and 2023, the Company did not pay any dividends to its common shareholders.
The Company has two Bermuda based insurance subsidiaries: SiriusPoint Bermuda, a Class 4 insurer, and Alstead Re, a Class 3A insurer. Each of these Bermuda insurance subsidiaries are registered under the Insurance Act and are subject to regulation and supervision of the BMA. The Company is currently completing its BSCRs for SiriusPoint Bermuda and Alstead Re for the year ended December 31, 2024, which must be filed with the BMA on or before April 30, 2025, and at this time, the Company believes it will exceed the target level of required statutory economic capital and surplus. Each of the Company’s Bermuda based insurance subsidiaries met their target level of required statutory economic capital and surplus for the year ended December 31, 2023. The following is a summary of available and required statutory economic capital and surplus of the Bermuda based insurance subsidiaries as of December 31, 2023:

December 31, 2023
Available statutory economic capital and surplus
SiriusPoint Ltd.	$3,226.7
SiriusPoint Bermuda	3,639.7
Alstead Re	5.3
Required statutory economic capital and surplus
SiriusPoint Ltd.	1,264.5
SiriusPoint Bermuda	1,239.9
Alstead Re	$2.4
The BMA has completed its assessment of the impact of the Bermuda CIT on statutory capital and surplus, and has permitted the elective inclusion of the Bermuda CIT, including deferred tax effects, in statutory capital and surplus starting as of December 31, 2024.
The following is a summary of the statutory net income for the Bermuda based insurance subsidiaries for the years ended December 31, 2024 and 2023:

	2024	2023
SiriusPoint Bermuda	$381.5	$416.8
Alstead Re	$0.2	$0.7
The Bermuda based insurance subsidiaries are also required to maintain a minimum liquidity ratio whereby the value of their relevant assets are not less than 75% of the amount of their relevant liabilities for general business. As of December 31, 2024, all liquidity ratio requirements were met.
SiriusPoint Bermuda’s ability to pay dividends is limited under Bermuda law and regulations. SiriusPoint Bermuda may declare dividends subject to it continuing to meet its solvency and capital requirements, which includes continuing to hold statutory capital and surplus equal to or exceeding its ECR. In addition, SiriusPoint Bermuda is prohibited from declaring or paying in any fiscal year dividends of more than 25% of its prior year’s statutory capital and surplus unless SiriusPoint

Bermuda files with the BMA a signed affidavit by at least two members of the Board of Directors attesting that a dividend would not cause SiriusPoint Bermuda to fail to meet its capital requirements. As of December 31, 2024, SiriusPoint Bermuda could pay dividends of approximately $712.7 million (2023 - $810.0 million) without providing an affidavit to the BMA. SiriusPoint Bermuda indirectly owns SiriusPoint International, SiriusPoint America, and SiriusPoint’s other insurance and reinsurance operating companies, each of which are limited in their ability to pay dividends by the insurance laws of their relevant jurisdictions.
Europe
The financial services industry in the United Kingdom is dual-regulated by the Financial Conduct Authority and the Prudential Regulation Authority (collectively, the "U.K. Regulators"). The U.K. Regulators regulate insurers, insurance intermediaries and Lloyd's. The U.K. Regulators and Lloyd's have common objectives in ensuring that the Lloyd's market is appropriately regulated. Lloyd's is required to implement certain rules prescribed by the U.K. Regulators by the powers it has under the Lloyd's Act of 1982 relating to the operation of the Lloyd's market, including the principles based oversight framework. In addition, each year the U.K. Regulators require Lloyd's to satisfy an annual solvency test that measures whether Lloyd's has sufficient assets in the aggregate to meet all the outstanding liabilities of its members.
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
The Company participates in the Lloyd's market through the 100% ownership of SiriusPoint Corporate Member Ltd., a Lloyd's corporate member, which in turn provides underwriting stamp capacity to Syndicate 1945. The Company has its own Lloyd's managing agent, SiriusPoint International Managing Agency, which manages Syndicate 1945. Lloyd's approved net capacity for 2024 was £144.0 million, or approximately $180.4 million (based on the December 31, 2024 GBP to USD exchange rate). Stamp capacity is a measure of the amount of net premium (premiums written less acquisition costs) that a syndicate is authorized by Lloyd's to write.
SiriusPoint International is subject to regulation and supervision by the Swedish Financial Supervisory Authority ("SFSA"). Under Solvency II, the SFSA also acts as the European Economic Area group supervisor, with Sirius Group International S.a.r.l. ("SGI") serving as the highest European entity subject to the SFSA's group supervision. Solvency II regulation in Europe gives the SFSA the option to waive European-level group supervision if certain legal requirements are met. As of December 31, 2024, the SFSA has not exercised this option.
For the year ended December 31, 2024, SiriusPoint International’s statutory net income was $146.9 million (2023 - $152.0 million). The Company is currently completing its statutory returns for SiriusPoint International and SGI for the year ended December 31, 2024, which must be filed with the SFSA on or before April 8, 2025 and May 20, 2025, respectively, and at this time, the Company believes it will exceed the target level of required capital and surplus.
SiriusPoint International has the ability to pay dividends to its immediate parent subject to the availability of unrestricted equity, calculated in accordance with the Swedish Act on Annual Accounts in Insurance Companies and the SFSA. Unrestricted equity is calculated on a consolidated group account basis and on a parent account basis. Differences between the two include but are not limited to accounting for goodwill, subsidiaries (with parent accounts stated at original foreign exchange rates), taxes and pensions. SiriusPoint International's ability to pay dividends is limited to the "lower of" unrestricted equity as calculated within the group and parent accounts. As of December 31, 2024, SiriusPoint International had $334.5 million (based on the December 31, 2024 SEK to USD exchange rate) of unrestricted equity on a stand alone basis (the lower of the two approaches) available to pay dividends in 2024 (2023 - $628.1 million). The amount of dividends available to be paid by SiriusPoint International in any given year is also subject to cash flow and earnings generated by SiriusPoint International's business, the maintenance of adequate solvency capital ratios for SiriusPoint International and the consolidated SGI group, as well as to dividends received from its subsidiaries. Earnings generated by SiriusPoint International's business that are allocated to the Safety Reserve are not available to pay dividends (see "Safety Reserve" below). During 2024, SiriusPoint International declared a dividend of SEK 4,055.5 million (or $370.9 million on date of declaration) and paid SEK 3,335.4 million (or $306.0 million on date of payment) of dividends declared prior to 2024.

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
The following is a summary of estimated required statutory capital and surplus of the U.S. based insurance and reinsurance subsidiaries as of December 31, 2024 and actual amounts as of December 31, 2023:

	December 31, 2024	December 31, 2023
Estimated statutory capital and surplus
SiriusPoint America	$639.4	$626.9
SiriusPoint Specialty	78.3	72.5
Oakwood	40.7	40.0
Required statutory capital and surplus(1)
SiriusPoint America	192.0	177.0
SiriusPoint Specialty	14.7	9.7
Oakwood	$0.3	$0.3
(1)Equals the authorized control level of the NAIC risk-based capital. The subsidiaries’ available capital exceeded their respective RBC requirements.
The following is a summary of the statutory net income for the U.S. based insurance and reinsurance subsidiaries for the years ended December 31, 2024 and 2023:

	2024	2023
SiriusPoint America	$41.2	$51.1
SiriusPoint Specialty	3.9	15.0
Oakwood	$0.7	$0.6
The principal differences between the statutory amounts and the amounts reported in accordance with GAAP include deferred acquisition costs, deferred taxes, gains recognized under retroactive reinsurance contracts and market value adjustments for debt securities.
Under the normal course of business, SiriusPoint America has the ability to pay dividends to its immediate parent during any twelve-month period without the prior approval of regulatory authorities in an amount set by a formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus and subject to dividends paid in prior periods. Based on this formula, SiriusPoint America has dividend capacity as of December 31, 2024, without prior regulatory approval. As of December 31, 2024, SiriusPoint America had approximately $639.4 million (2023 - $626.9 million) of statutory surplus and $70.0 million (2023 - $72.0 million) of earned surplus, and could pay approximately $63.9 million (2023 - $62.6 million) to its parent company. During 2024, SiriusPoint America did not pay a dividend to its immediate parent.
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
As of December 31, 2024, SiriusPoint International's Safety Reserve was SEK5.7 billion, or $521.0 million (based on the December 31, 2024 SEK to USD exchange rate). Under Swedish GAAP, an amount equal to the Safety Reserve, net of a related deferred tax liability established at the Swedish tax rate, is classified as common shareholders' equity. Generally, this deferred tax liability ($107.3 million based on the December 31, 2024 SEK to USD exchange rate) is required to be paid by SiriusPoint International if it fails to maintain prescribed levels of premium writings and loss reserves in future years.

23. Subsequent events
California Wildfires
The Company’s preliminary pre-tax estimate of losses, net of reinsurance and reinstatement premiums, related to the California Wildfires, which occurred at the beginning of 2025, is a range of approximately $60 million to $70 million and will be included in the Company’s results in the first quarter of 2025. The estimate is based on the Company’s ground-up assessment of client exposed business.

SIRIUSPOINT LTD.
Schedule I - Summary of Investments - Other than Investments in Related Parties
As of December 31, 2024
(expressed in millions of U.S. dollars)

	Cost or amortized cost	Fair value	Balance sheet value
Assets
Asset-backed securities	$1,142.7	$1,149.7	$1,149.7
Residential mortgage-backed securities	985.8	973.8	973.8
Commercial mortgage-backed securities	224.2	224.5	224.5
Corporate debt securities	1,905.2	1,899.9	1,899.9
U.S. government and government agency	861.0	859.0	859.0
Non-U.S. government and government agency	24.9	24.1	24.1
Total debt securities, available for sale	5,143.8	5,131.0	5,131.0
Asset-backed securities	54.7	53.1	53.1
Residential mortgage-backed securities	56.4	48.7	48.7
Commercial mortgage-backed securities	56.8	51.8	51.8
Corporate debt securities	15.1	4.6	4.6
U.S. government and government agency	4.3	4.0	4.0
Total debt securities, trading	187.3	162.2	162.2
Total short-term investments	95.3	95.8	95.8
Total other long-term investments	97.2	99.3	99.3
Total investments in securities	$5,523.6	$5,488.3	$5,488.3

SIRIUSPOINT LTD.
Schedule II - Condensed Financial Information of Registrant (1)
Balance Sheets
As of December 31, 2024 and 2023
(expressed in millions of U.S. dollars)

	December 31, 2024	December 31, 2023
Assets
Total investments	$0.2	$1.5
Cash and cash equivalents	14.2	12.3
Investment in subsidiaries	2,864.7	3,294.4
Deferred tax asset	75.1	46.0
Amounts due from affiliates	112.6	16.1
Other assets	7.1	7.1
Total assets	$3,073.9	$3,377.4
Liabilities
Accounts payable, accrued expenses and other liabilities	$14.4	$10.0
Liability-classified capital instruments	—	67.3
Share repurchase liability	483.0	—
Debt	639.1	786.2
Total liabilities	1,136.5	863.5
Shareholders’ equity
Series B preference shares	200.0	200.0
Common shares	11.6	16.8
Additional paid-in capital	945.0	1,693.0
Retained earnings	784.9	601.0
Accumulated other comprehensive loss	(4.1)	3.1
Total shareholders’ equity	1,937.4	2,513.9
Total liabilities and shareholders’ equity	$3,073.9	$3,377.4
(1)The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SIRIUSPOINT LTD.
Schedule II - Condensed Financial Information of Registrant (1)
Statements of Income (Loss)
For the years ended December 31, 2024, 2023 and 2022

	2024	2023	2022
Revenues
Net investment income and realized and unrealized investment gains (losses)	$(0.8)	$(3.5)	$6.4
Other revenues	4.8	(0.4)	3.2
Loss on settlement and change in fair value of liability-classified capital instruments	(148.5)	(59.4)	27.4
Equity in earnings (losses) of subsidiaries	381.5	471.6	(360.2)
Total revenues	237.0	408.3	(323.2)
Expenses
Net corporate and other expenses	39.5	45.2	64.9
Interest expense	50.9	45.2	38.6
Foreign exchange (gains) losses	(24.2)	9.1	(38.1)
Total expenses	66.2	99.5	65.4
Income (loss) before income tax benefit	170.8	308.8	(388.6)
Income tax benefit	29.1	46.0	1.8
Net income (loss) available to SiriusPoint	199.9	354.8	(386.8)
Dividends on Series B preference shares	(16.0)	(16.0)	(16.0)
Net income (loss) available to SiriusPoint common shareholders	$183.9	$338.8	$(402.8)
(1)The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SIRIUSPOINT LTD.
Schedule II - Condensed Financial Information of Registrant (1)
Statements of Comprehensive Income (Loss)
For the years ended December 31, 2024, 2023 and 2022

	2024	2023	2022
Comprehensive income (loss)
Net income (loss) available to SiriusPoint	$199.9	$354.8	$(386.8)
Other comprehensive income (loss)
Change in foreign currency translation, net of tax	1.1	1.1	(5.0)
Unrealized gains (losses) from debt securities held as available for sale investments	1.3	38.9	(42.5)
Reclassifications from accumulated other comprehensive income (loss)	(9.6)	8.1	2.7
Total other comprehensive income (loss)	(7.2)	48.1	(44.8)
Comprehensive income (loss) available to SiriusPoint	$192.7	$402.9	$(431.6)
(1)The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SIRIUSPOINT LTD.
Schedule II - Condensed Financial Information of Registrant (1)
Statements of Cash Flow
For the years ended December 31, 2024, 2023 and 2022

	2024	2023	2022
Operating activities
Net income (loss) available to SiriusPoint	$199.9	$354.8	$(386.8)
Adjustments to reconcile net income available to SiriusPoint to net cash provided by operating activities:
Equity in (earnings) losses of subsidiaries	(381.5)	(471.6)	360.2
Dividend received by parent	714.0	101.2	125.0
Share compensation expense	20.7	21.4	30.6
Net realized and unrealized (gain) loss on investments and derivatives	1.3	3.5	(6.4)
Amortization of premium and accretion of discount, net	0.7	17.3	(0.5)
Other revenues	—	59.4	(27.4)
Change in fair value of liability-classified capital instruments	31.9	—	—
Other items, net	(23.6)	(8.5)	(38.0)
Changes in assets and liabilities:
Deferred tax asset	(29.1)	(46.0)	—
Other assets	—	5.7	(0.1)
Accounts payable, accrued expenses and other liabilities	4.4	(5.3)	(2.5)
Amounts due to affiliates	(6.5)	(1.4)	(28.3)
Net cash provided by operating activities	532.2	30.5	25.8
Investing activities
Proceeds from sales and maturities of investments	—	14.4	—
Net cash provided by (used in) investing activities	—	14.4	—
Financing activities
Settlement of liability-classified capital instruments	(99.2)	(38.5)	—
Net proceeds from exercise of options and warrants	18.4	27.8	—
Cash dividends paid to preference shareholders	(16.0)	(16.0)	(16.0)
Taxes paid on withholding shares	(9.8)	(11.5)	(7.1)
Purchases of SiriusPoint common shares under share repurchase program	(299.7)	—	(5.0)
Payment of redemption of debt	(517.9)	—	—
Proceeds from issuance of debt, net of costs	393.9	—	—
Net cash used in financing activities	(530.3)	(38.2)	(28.1)
Net increase (decrease) in cash, cash equivalents and restricted cash	1.9	6.7	(2.3)
Cash, cash equivalents and restricted cash at beginning of year	12.3	5.6	7.9
Cash, cash equivalents and restricted cash at end of year	$14.2	$12.3	$5.6
(1)The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SIRIUSPOINT LTD.
Schedule III - Supplementary Insurance Information
As of and for the years ended December 31, 2024, 2023 and 2022
(expressed in millions of U.S. dollars)

	As of and for the year ended December 31, 2024
	Deferred acquisition costs, net	Loss and loss adjustment expense reserves	Unearned premium	Net premiums earned	Net investment income and net realized and unrealized investment gains (losses)	Loss and loss adjustment expenses incurred, net	Acquisition costs, net	Other underwriting expenses	Net premiums written
Reinsurance	$156.6	$2,185.4	$709.8	$1,045.1	$—	$554.3	$279.9	$86.1	$1,104.7
Insurance & Services	170.8	1,529.4	929.0	1,154.0	—	714.1	284.7	80.0	1,236.2
Corporate & Eliminations(1)	0.1	1,939.1	0.4	144.4	224.6	100.1	(47.7)	15.6	11.2
	$327.5	$5,653.9	$1,639.2	$2,343.5	$224.6	$1,368.5	$516.9	$181.7	$2,352.1

	As of and for the year ended December 31, 2023
	Deferred acquisition costs, net	Loss and loss adjustment expense reserves	Unearned premium	Net premiums earned	Net investment income and net realized and unrealized investment losses	Loss and loss adjustment expenses incurred, net	Acquisition costs, net	Other underwriting expenses	Net premiums written
Reinsurance	$159.0	$2,459.1	$663.6	$1,031.4	$—	$490.3	$252.2	$82.7	$1,061.0
Insurance & Services	130.9	1,729.7	927.0	1,249.2	—	815.4	295.5	94.3	1,282.7
Corporate & Eliminations(1)	19.0	1,419.3	36.7	145.6	272.7	75.6	(75.0)	19.3	94.2
	$308.9	$5,608.1	$1,627.3	$2,426.2	$272.7	$1,381.3	$472.7	$196.3	$2,437.9

	As of and for the year ended December 31, 2022
	Deferred acquisition costs, net	Loss and loss adjustment expense reserves	Unearned premium	Net premiums earned	Net investment income and net realized and unrealized investment losses	Loss and loss adjustment expenses incurred, net	Acquisition costs, net	Other underwriting expenses	Net premiums written
Reinsurance	$175.7	$3,512.2	$843.9	$1,213.1	$—	$855.9	$310.3	$113.8	$1,199.6
Insurance & Services	119.1	1,068.5	676.8	1,086.8	—	718.7	273.2	62.8	1,346.0
Corporate & Eliminations(1)	0.1	688.0	0.4	18.2	(322.7)	13.8	(121.6)	7.9	3.6
	$294.9	$5,268.7	$1,521.1	$2,318.1	$(322.7)	$1,588.4	$461.9	$184.5	$2,549.2
(1)Corporate & Eliminations includes the results of all runoff business and non-underwriting income and expenses.

SIRIUSPOINT LTD.
Schedule IV - Reinsurance
For the years ended December 31, 2024, 2023 and 2022
(expressed in millions of U.S. dollars)

	Direct premiums written	Assumed from other companies	Ceded to other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2024	$1,824.3	$1,420.3	$892.5	$2,352.1	60.4%
Year ended December 31, 2023	$1,678.7	$1,748.7	$989.5	$2,437.9	71.7%
Year ended December 31, 2022	$1,403.9	$2,005.8	$860.5	$2,549.2	78.7%

SIRIUSPOINT LTD.
Schedule VI - Supplementary Information for Property-Casualty Insurance Operations
As of and for the years ended December 31, 2024, 2023 and 2022
(expressed in millions of U.S. dollars)

	Deferred acquisition costs, net	Loss and loss adjustment expense reserves	Unearned premium reserves	Net premiums earned	Net investment income and net realized and unrealized investment gains (losses)	Loss and loss expenses incurred related to current year	Loss and loss expenses incurred related to prior year	Acquisition costs, net	Net paid losses and loss expenses	Net premiums written
2024	$327.5	$5,653.9	$1,639.2	$2,343.5	$224.6	$1,476.4	$(107.9)	$516.9	$1,035.2	$2,352.1
2023	308.9	5,608.1	1,627.3	2,426.2	272.7	1,555.5	(174.2)	472.7	1,184.7	2,437.9
2022	$294.9	$5,268.7	$1,521.1	$2,318.1	$(322.7)	$1,609.7	$(21.3)	$461.9	$1,255.3	$2,549.2