Form 10-Q
period 2025-03-31
SiriusPoint Ltd
filed 2025-05-05
CIK 1576018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐
As of May 1, 2025, the registrant had 116,588,957 common shares issued and outstanding.

SiriusPoint Ltd.

PART I - Financial Information
ITEM 1. Financial Statements
SIRIUSPOINT LTD.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of March 31, 2025 and December 31, 2024
(expressed in millions of U.S. dollars, except per share and share amounts)

	March 31, 2025	December 31, 2024
Assets
Debt securities, available for sale, at fair value, net of allowance for credit losses of $0.0 (2024 - $1.1) (cost - $4,617.0; 2024 - $5,143.8)	$4,635.2	$5,131.0
Debt securities, trading, at fair value (cost - $140.9; 2024 - $187.3)	117.6	162.2
Short-term investments, at fair value (cost - $48.2; 2024 - $95.3)	48.2	95.8
Other long-term investments, at fair value (cost - $437.9; 2024 - $438.2) (includes related party investments at fair value of $220.1 (2024 - $217.2))	317.7	316.5
Total investments	5,118.7	5,705.5
Cash and cash equivalents	740.3	682.0
Restricted cash and cash equivalents	184.9	212.6
Due from brokers	18.8	11.2
Interest and dividends receivable	42.1	44.0
Insurance and reinsurance balances receivable, net	2,240.8	2,054.4
Deferred acquisition costs, net	369.3	327.5
Unearned premiums ceded	514.3	463.9
Loss and loss adjustment expenses recoverable, net	2,335.7	2,315.3
Deferred tax asset	293.3	297.0
Intangible assets	137.9	140.8
Other assets	284.4	270.7
Total assets	$12,280.5	$12,524.9
Liabilities
Loss and loss adjustment expense reserves	$5,762.6	$5,653.9
Unearned premium reserves	1,816.8	1,639.2
Reinsurance balances payable	1,707.5	1,781.6
Deposit liabilities	15.6	17.4
Deferred gain on retroactive reinsurance	6.6	8.5
Debt	663.5	639.1
Due to brokers	6.6	18.0
Deferred tax liability	94.2	76.2
Share repurchase liability	—	483.0
Other liabilities	180.4	269.2
Total liabilities	10,253.8	10,586.1
Commitments and contingent liabilities
Shareholders’ equity
Series B preference shares (par value $0.10; authorized and issued: 8,000,000)	200.0	200.0
Common shares (issued and outstanding: 116,020,526; 2024 - 116,429,057)	11.6	11.6
Additional paid-in capital	944.7	945.0
Retained earnings	842.5	784.9
Accumulated other comprehensive income (loss), net of tax	26.4	(4.1)
Shareholders’ equity attributable to SiriusPoint shareholders	2,025.2	1,937.4
Noncontrolling interests	1.5	1.4
Total shareholders’ equity	2,026.7	1,938.8
Total liabilities, noncontrolling interests and shareholders’ equity	$12,280.5	$12,524.9

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
For the three months ended March 31, 2025 and 2024
(expressed in millions of U.S. dollars, except per share and share amounts)

	2025	2024
Revenues
Net premiums earned	$626.7	$593.8
Net investment income	71.2	78.8
Net realized and unrealized investment gains (losses)	(0.3)	1.0
Net investment income and net realized and unrealized investment gains (losses)	70.9	79.8
Other revenues	29.7	27.8
Loss on settlement and change in fair value of liability-classified capital instruments	—	(15.9)
Total revenues	727.3	685.5
Expenses
Loss and loss adjustment expenses incurred, net	401.8	317.5
Acquisition costs, net	129.7	144.9
Other underwriting expenses	41.1	41.8
Net corporate and other expenses	60.6	56.0
Intangible asset amortization	2.9	2.9
Interest expense	18.1	20.5
Foreign exchange gains	(2.2)	(3.7)
Total expenses	652.0	579.9
Income before income tax expense	75.3	105.6
Income tax expense	(13.3)	(9.7)
Net income	62.0	95.9
Net income attributable to noncontrolling interests	(0.4)	(1.1)
Net income available to SiriusPoint	61.6	94.8
Dividends on Series B preference shares	(4.0)	(4.0)
Net income available to SiriusPoint common shareholders	$57.6	$90.8
Earnings per share available to SiriusPoint common shareholders
Basic earnings per share available to SiriusPoint common shareholders	$0.50	$0.50
Diluted earnings per share available to SiriusPoint common shareholders	$0.49	$0.49
Weighted average number of common shares used in the determination of earnings per share
Basic	115,975,961	168,934,114
Diluted	118,555,166	174,380,963

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For the three months ended March 31, 2025 and 2024
(expressed in millions of U.S. dollars)

	2025	2024
Comprehensive income
Net income	$62.0	$95.9
Other comprehensive income (loss), net of tax
Change in foreign currency translation adjustment	(0.2)	(1.8)
Unrealized gains (losses) from debt securities held as available for sale investments	32.7	(18.4)
Reclassifications from accumulated other comprehensive loss	(2.0)	(0.3)
Total other comprehensive income (loss)	30.5	(20.5)
Comprehensive income	92.5	75.4
Net income attributable to noncontrolling interests	(0.4)	(1.1)
Comprehensive income available to SiriusPoint	$92.1	$74.3
The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
For the three months ended March 31, 2025 and 2024
(expressed in millions of U.S. dollars)

	2025	2024
Series B preference shares
Balance, beginning of period	$200.0	$200.0
Issuance of preference shares, net	—	—
Balance, end of period	200.0	200.0
Common shares
Balance, beginning of period	11.6	16.8
Issuance of common shares, net	0.1	—
Exercise of options	—	0.2
Common shares repurchased and retired	(0.1)	—
Balance, end of period	11.6	17.0
Additional paid-in capital
Balance, beginning of period	945.0	1,693.0
Issuance of common shares, net	(0.2)	—
Share compensation	7.6	2.6
Exercise of options	—	15.6
Common shares repurchased and retired	(7.7)	—
Balance, end of period	944.7	1,711.2
Retained earnings
Balance, beginning of period	784.9	601.0
Net income	62.0	95.9
Net income attributable to noncontrolling interests	(0.4)	(1.1)
Dividends on preference shares	(4.0)	(4.0)
Balance, end of period	842.5	691.8
Accumulated other comprehensive income (loss), net of tax
Balance, beginning of period	(4.1)	3.1
Change in foreign currency translation adjustment
Balance, beginning of period	(3.0)	(4.1)
Change in foreign currency translation adjustment	(0.2)	(1.8)
Balance, end of period	(3.2)	(5.9)
Unrealized gains (losses) from debt securities held as available for sale investments
Balance, beginning of period	(1.1)	7.2
Unrealized gains (losses) from debt securities held as available for sale investments	32.7	(18.4)
Reclassifications from accumulated other comprehensive loss	(2.0)	(0.3)
Balance, end of period	29.6	(11.5)
Balance, end of period	26.4	(17.4)
Shareholders’ equity attributable to SiriusPoint shareholders	2,025.2	2,602.6
Noncontrolling interests	1.5	17.8
Total shareholders’ equity	$2,026.7	$2,620.4
The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the three months ended March 31, 2025 and 2024
(expressed in millions of U.S. dollars)

	2025	2024
Operating activities
Net income	$62.0	$95.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share compensation	7.6	4.1
Net realized and unrealized loss on investments and derivatives	0.3	4.7
Change in fair value of liability-classified capital instruments	—	15.9
Amortization of premium and accretion of discount, net	(9.3)	(18.3)
Amortization of intangible assets	2.9	2.9
Other items, net	16.8	(17.4)
Changes in assets and liabilities:
Insurance and reinsurance balances receivable, net	(187.3)	(160.1)
Deferred acquisition costs, net	(41.8)	(11.9)
Unearned premiums ceded	(50.4)	(45.6)
Loss and loss adjustment expenses recoverable, net	(20.4)	61.3
Deferred tax asset/liability	20.0	(16.9)
Other assets	(12.7)	1.3
Interest and dividends receivable	1.9	(2.2)
Loss and loss adjustment expense reserves	108.7	(42.8)
Unearned premium reserves	177.6	88.4
Deferred gain on retroactive reinsurance	(1.9)	(2.1)
Reinsurance balances payable	(74.1)	43.8
Other liabilities	(88.8)	57.8
Net cash provided by (used in) operating activities	(88.9)	58.8
Investing activities
Purchases of debt securities, available-for-sale	(487.2)	(672.7)
Purchases of short-term investments	(27.6)	(298.5)
Purchases of other investments	(8.0)	(5.9)
Proceeds from sales and maturities of debt securities, available-for-sale	1,028.2	361.0
Proceeds from sales and maturities of debt securities, trading and short-term investments	120.8	474.2
Proceeds from sales and maturities of other investments	3.7	17.4
Change in due to/from brokers, net	(19.0)	43.7
Net cash provided by (used in) investing activities	610.9	(80.8)
Financing activities
Purchases of SiriusPoint common shares under share repurchase program	(490.8)	—
Net proceeds (payments) on deposit liability contracts	3.9	(3.0)
Net proceeds from exercise of options	—	15.6
Cash dividends paid to preference shareholders	(4.0)	(4.0)
Taxes paid on withholding shares	(0.2)	(1.5)
Change in total noncontrolling interests, net	(0.3)	—
Net cash provided by (used in) financing activities	(491.4)	7.1
Net increase (decrease) in cash, cash equivalents and restricted cash	30.6	(14.9)
Cash, cash equivalents and restricted cash at beginning of period	894.6	1,101.3
Cash, cash equivalents and restricted cash at end of period	$925.2	$1,086.4

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
These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 in Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual financial statements. In addition, the year-end consolidated balance sheet was derived from audited financial statements. It does not include all disclosures required by U.S. GAAP. This Quarterly Report on Form 10-Q (“Form 10-Q”) should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) filed with the U.S. Securities and Exchange Commission on February 29, 2024.
In the opinion of management, these unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the Company’s financial position and results of operations as at the end of and for the periods presented. All significant intercompany accounts and transactions have been eliminated.
The results for the three months ended March 31, 2025 are not necessarily indicative of the results expected for the full calendar year.
Tabular amounts are in U.S. Dollars in millions, except share amounts, unless otherwise noted.
2. Significant accounting policies
There have been no material changes to the Company’s significant accounting policies as described in its 2024 Form 10-K.
Recently issued accounting standards
Issued but not yet effective as of March 31, 2025
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-09, Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 023-09”). The amendment enhances the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024. This new pronouncement did not have a material impact on the Company’s consolidated financial statements.
Additional accounting pronouncements issued during the three months ended March 31, 2025 were either not relevant to the Company or did not impact the Company’s consolidated financial statements.
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
The Reinsurance segment predominantly underwrites Casualty, Property and Other Specialties lines of business on a worldwide basis.
Casualty – the Company provides reinsurance to casualty insurers who underwrite a diverse range of casualty classes. The Company works with clients all over the world, including multi-national, nationwide and regional carriers, as well as risk retention groups and captives. The Company also partners with managing general agents (“MGAs”) and sponsoring cover holders. The Company’s underwriting focus is on proportional transactions covering all major commercial casualty lines, as well as professional liability with an emphasis on specialty niche classes of business, including personal lines.
Property – the Company works with leading global brokers as well as large national writers and regional companies. Underwriting is focused on providing critical catastrophe protection and worldwide coverage for natural perils, underwriting residential, commercial, and industrial risks in the United States, Europe and Asia. The Company’s property reinsurance offering includes: property catastrophe protection, risk excess of loss, cannabis - pro rata, where permitted, building risk and structured property specifically in the United States.
Other Specialties - the Company’s business encompasses a broad range of worldwide reinsurance coverages, including proportional and excess of loss, treaty and facultative. Other Specialties business lines in the Reinsurance segment include Aviation & Space, Marine & Energy and Credit.
Insurance & Services
Through the Insurance & Services segment, the Company underwrites primary insurance in a number of sectors. The Insurance & Services segment includes Accident & Health, Casualty, and Other Specialties.
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
Other Specialties - the Company’s business encompasses a broad range of worldwide insurance coverages. Other Specialties business lines in the Insurance & Services segment include Aviation & Space, Credit, Surety, Marine & Energy and Mortgage.
Management uses segment income (loss) as the primary basis for assessing segment performance. Segment income (loss) is comprised of two components, underwriting income (loss) and net services income (loss). The Company calculates underwriting income (loss) by subtracting loss and loss adjustment expenses incurred, net, acquisition costs, net, and other underwriting expenses from net premiums earned. Net services income (loss) consists of services revenues (fees for services revenues), services expenses, and services non-controlling (income) loss. This definition of segment income (loss) aligns with how business performance is managed and monitored. We continue to evaluate our segments as our business evolves and may further refine our segments and segment income (loss) measures. Certain items are presented in a different manner for segment reporting purposes than in the consolidated statements of income. These items are reconciled to the consolidated presentation in the segment measure reclass column below. Included in Insurance & Services segment income (loss) are services noncontrolling loss (income) attributable to minority shareholders on non-wholly-owned subsidiaries. In addition, services revenues and services expenses are reconciled to other revenues and net corporate and other expenses, respectively.
Segment results are shown prior to corporate eliminations. Corporate eliminations are included in the elimination column below as necessary to reconcile to underwriting income (loss), net services income (loss), and segment income (loss) to the consolidated statements of income.
Corporate includes the results of all runoff business, which represents certain classes of business that we no longer actively underwrite, including the effect of the restructuring of the underwriting platform announced in 2022 and certain reinsurance contracts that have interest crediting features. Corporate results also include asbestos and environmental and other latent liability exposures on a gross basis, which have mostly been ceded, as well as specific workers’ compensation and cyber programs which the Company no longer writes. In addition, revenue and expenses managed at the corporate level, including realized and unrealized gains (losses), other investment income, including gains (losses) from strategic investments, non services-related other revenues, non services-related net corporate and other expenses, intangible asset amortization, interest expense, foreign exchange (gains) losses and income tax (expense) benefit are reported within Corporate. The CEO does not manage segment results or allocate resources to segments when considering these items and they are therefore excluded from our definition of segment income (loss).

The following is a summary of the Company’s operating segment results for the three months ended March 31, 2025 and 2024:

	Three months ended March 31, 2025
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
Gross premiums written	$354.8	$635.1	$989.9	$—	$(5.2)	$—	$984.7
Net premiums written	268.5	483.5	752.0	—	(9.0)	—	743.0
Net premiums earned	289.6	336.2	625.8	—	0.9	—	626.7
Loss and loss adjustment expenses incurred, net	195.3	209.9	405.2	(2.0)	(1.4)	—	401.8
Acquisition costs, net	67.1	87.3	154.4	(28.0)	3.3	—	129.7
Other underwriting expenses	18.8	18.9	37.7	—	3.4	—	41.1
Underwriting income (loss)	8.4	20.1	28.5	30.0	(4.4)	—	54.1
Services revenues	—	62.1	62.1	(30.2)	—	(31.9)	—
Services expenses	—	43.1	43.1	—	—	(43.1)	—
Net services fee income	—	19.0	19.0	(30.2)	—	11.2	—
Services noncontrolling income	—	(0.1)	(0.1)	—	—	0.1	—
Net services income	—	18.9	18.9	(30.2)	—	11.3	—
Segment income (loss)	8.4	39.0	47.4	(0.2)	(4.4)	11.3	54.1
Net investment income					71.2	—	71.2
Net realized and unrealized investment losses					(0.3)	—	(0.3)
Other revenues					(2.2)	31.9	29.7
Net corporate and other expenses					(17.5)	(43.1)	(60.6)
Intangible asset amortization					(2.9)	—	(2.9)
Interest expense					(18.1)	—	(18.1)
Foreign exchange gains					2.2	—	2.2
Income before income tax expense	$8.4	$39.0	47.4	(0.2)	28.0	0.1	75.3
Income tax expense			—	—	(13.3)	—	(13.3)
Net income			47.4	(0.2)	14.7	0.1	62.0
Net income attributable to noncontrolling interest			—	—	(0.3)	(0.1)	(0.4)
Net income available to SiriusPoint			$47.4	$(0.2)	$14.4	$—	$61.6

Attritional losses	$164.0	$207.6	$371.6	$(2.0)	$(1.5)	$—	$368.1
Catastrophe losses	63.1	4.8	67.9	—	—	—	67.9
Prior year loss reserve development	(31.8)	(2.5)	(34.3)	—	0.1	—	(34.2)
Loss and loss adjustment expenses incurred, net	$195.3	$209.9	$405.2	$(2.0)	$(1.4)	$—	$401.8

Underwriting Ratios: (1)
Attritional loss ratio	56.6%	61.7%	59.3%				58.8%
Catastrophe loss ratio	21.8%	1.4%	10.9%				10.8%
Prior year loss development ratio	(11.0)%	(0.7)%	(5.5)%				(5.5)%
Loss ratio	67.4%	62.4%	64.7%				64.1%
Acquisition cost ratio	23.2%	26.0%	24.7%				20.7%
Other underwriting expenses ratio	6.5%	5.6%	6.0%				6.6%
Combined ratio	97.1%	94.0%	95.4%				91.4%
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

	Three months ended March 31, 2024
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
Gross premiums written	$356.4	$524.3	$880.7	$—	$25.9	$—	$906.6
Net premiums written	290.1	337.1	627.2	—	12.1	—	639.3
Net premiums earned	253.6	264.2	517.8	—	76.0	—	593.8
Loss and loss adjustment expenses incurred, net	124.6	176.5	301.1	(1.4)	17.8	—	317.5
Acquisition costs, net	69.8	65.2	135.0	(33.2)	43.1	—	144.9
Other underwriting expenses	19.3	18.1	37.4	—	4.4	—	41.8
Underwriting income	39.9	4.4	44.3	34.6	10.7	—	89.6
Services revenues	—	65.8	65.8	(37.1)	—	(28.7)	—
Services expenses	—	46.0	46.0	—	—	(46.0)	—
Net services fee income	—	19.8	19.8	(37.1)	—	17.3	—
Services noncontrolling income	—	(1.7)	(1.7)	—	—	1.7	—
Net services income	—	18.1	18.1	(37.1)	—	19.0	—
Segment income	39.9	22.5	62.4	(2.5)	10.7	19.0	89.6
Net investment income					78.8	—	78.8
Net realized and unrealized investment gains					1.0	—	1.0
Other revenues					(0.9)	28.7	27.8
Loss on settlement and change in fair value of liability-classified capital instruments					(15.9)	—	(15.9)
Net corporate and other expenses					(10.0)	(46.0)	(56.0)
Intangible asset amortization					(2.9)	—	(2.9)
Interest expense					(20.5)	—	(20.5)
Foreign exchange gains					3.7	—	3.7
Income before income tax expense	$39.9	$22.5	62.4	(2.5)	44.0	1.7	105.6
Income tax expense			—	—	(9.7)	—	(9.7)
Net income			62.4	(2.5)	34.3	1.7	95.9
Net (income) loss attributable to noncontrolling interests			—	—	0.6	(1.7)	(1.1)
Net income available to SiriusPoint			$62.4	$(2.5)	$34.9	$—	$94.8

Attritional losses	$134.9	$174.2	$309.1	$(1.4)	$48.7	$—	$356.4
Prior year loss reserve development	(10.3)	2.3	(8.0)	—	(30.9)	—	(38.9)
Loss and loss adjustment expenses incurred, net	$124.6	$176.5	$301.1	$(1.4)	$17.8	$—	$317.5

Underwriting Ratios: (1)
Attritional loss ratio	53.2%	65.9%	59.7%				60.0%
Prior year loss development ratio	(4.1)%	0.9%	(1.6)%				(6.5)%
Loss ratio	49.1%	66.8%	58.1%				53.5%
Acquisition cost ratio	27.5%	24.7%	26.1%				24.4%
Other underwriting expenses ratio	7.6%	6.9%	7.2%				7.0%
Combined ratio	84.2%	98.4%	91.4%				84.9%
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

4. Cash, cash equivalents, restricted cash and restricted investments
The following table provides a summary of cash and cash equivalents, restricted cash and restricted investments as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$740.3	$682.0
Restricted cash securing letter of credit facilities (1)	23.1	36.5
Restricted cash securing reinsurance contracts (2)	136.8	149.3
Restricted cash held by managing general underwriters	25.0	26.8
Total cash, cash equivalents and restricted cash (3)	925.2	894.6
Restricted investments securing reinsurance contracts and letter of credit facilities (1) (2) (4)	2,210.7	2,215.0
Total cash, cash equivalents, restricted cash and restricted investments	$3,135.9	$3,109.6
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
(2)Restricted cash and restricted investments securing reinsurance contracts pertain to trust accounts securing the Company’s contractual obligations under certain reinsurance contracts that the Company will not be released from until the underlying risks have expired or have been settled. Restricted investments include certain investments in debt securities, short-term investments and limited partnership interests in Third Point Enhanced LP (“TP Enhanced Fund”). The time period for which the Company expects these trust accounts to be in place varies from contract to contract, but can last several years.
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

The following tables present the Company’s investments, categorized by the level of the fair value hierarchy as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Asset-backed securities	$—	$1,007.8	$—	$1,007.8
Residential mortgage-backed securities	—	931.0	—	931.0
Commercial mortgage-backed securities	—	174.0	—	174.0
Corporate debt securities	—	1,618.3	—	1,618.3
U.S. government and government agency	881.4	—	—	881.4
Non-U.S. government and government agency	—	22.7	—	22.7
Total debt securities, available for sale	881.4	3,753.8	—	4,635.2
Asset-backed securities	—	19.1	—	19.1
Residential mortgage-backed securities	—	47.9	—	47.9
Commercial mortgage-backed securities	—	42.7	—	42.7
Corporate debt securities	—	3.8	—	3.8
U.S. government and government agency	4.1	—	—	4.1
Total debt securities, trading	4.1	113.5	—	117.6
Short-term investments	48.2	—	—	48.2
Other long-term investments	0.3	5.1	87.0	92.4
Derivative assets	—	—	27.8	27.8
	$934.0	$3,872.4	$114.8	4,921.2
Cost and equity method investments				65.1
Investments in funds valued at NAV				160.2
Total assets				$5,146.5
Liabilities
Derivative liabilities	$—	$—	$6.1	$6.1
Total liabilities	$—	$—	$6.1	$6.1

	December 31, 2024
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Asset-backed securities	$—	$1,149.7	$—	$1,149.7
Residential mortgage-backed securities	—	973.8	—	973.8
Commercial mortgage-backed securities	—	224.5	—	224.5
Corporate debt securities	—	1,899.9	—	1,899.9
U.S. government and government agency	859.0	—	—	859.0
Non-U.S. government and government agency	—	24.1	—	24.1
Total debt securities, available for sale	859.0	4,272.0	—	5,131.0
Asset-backed securities	—	53.1	—	53.1
Residential mortgage-backed securities	—	48.7	—	48.7
Commercial mortgage-backed securities	—	51.8	—	51.8
Corporate debt securities	—	4.6	—	4.6
U.S. Government and government agency	4.0	—	—	4.0
Total debt securities, trading	4.0	158.2	—	162.2
Short-term investments	73.6	22.2	—	95.8
Other long-term investments	0.3	3.0	86.6	89.9
Derivative assets	—	—	0.9	0.9
	$936.9	$4,455.4	$87.5	5,479.8
Cost and equity method investments				64.7
Investments in funds valued at NAV				161.9
Total assets				$5,706.4
Liabilities
Derivative liabilities	$—	$—	$14.3	$14.3
Total liabilities	$—	$—	$14.3	$14.3
During the three months ended March 31, 2025, the Company did not reclassify its assets or liabilities between Levels 2 and 3 (December 31, 2024 - no reclassifications).
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

The following tables present the reconciliation of all investments measured at fair value using Level 3 inputs for the three months ended March 31, 2025 and 2024:

	January 1, 2025	Transfers in to (out of) Level 3	Purchases	Sales & Settlements	Realized and Unrealized Gains (Losses)(1)	March 31, 2025
Assets
Other long-term investments	$86.6	$—	$—	$—	$0.4	$87.0
Derivative assets	0.9	—	—	—	26.9	27.8
Total assets	$87.5	$—	$—	$—	$27.3	$114.8
Liabilities
Derivative liabilities	$(14.3)	$—	$—	$5.4	$2.8	$(6.1)
Total liabilities	$(14.3)	$—	$—	$5.4	$2.8	$(6.1)

	January 1, 2024	Transfers in to (out of) Level 3	Purchases	Sales & Settlements	Realized and Unrealized Gains (Losses)(1)	March 31, 2024
Assets
Other long-term investments	$169.7	$—	$—	$—	$0.9	$170.6
Derivative assets	15.7	—	—	(4.6)	(9.7)	1.4
Total assets	$185.4	$—	$—	$(4.6)	$(8.8)	$172.0
Liabilities
Liability-classified capital instruments	$(67.3)	$—	$—	$—	$(15.9)	$(83.2)
Derivative liabilities	(6.4)	—	—	(1.1)	(13.1)	(20.6)
Total liabilities	$(73.7)	$—	$—	$(1.1)	$(29.0)	$(103.8)
(1)Total change in realized and unrealized gains (losses) recorded on Level 3 financial instruments is included in total net investment income and realized and unrealized investment gains in the consolidated statements of income. Realized and unrealized gains (losses) on liability-classified capital instruments are included in loss on settlement and change in fair value of liability-classified capital instruments, in the consolidated statements of income. See Note 8 for classifications of gains (losses) on derivatives.
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
The following table includes financial instruments for which the carrying value differs from the estimated fair values as of March 31, 2025 and December 31, 2024. The fair values of the below financial instruments are based on observable inputs and are considered Level 2 measurements.

	March 31, 2025		December 31, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
2024 Senior Notes	$417.2	$395.1	411.2	394.8
2017 SEK Subordinated Notes	251.8	268.4	228.7	244.3
Series B preference shares	$201.3	$200.0	$206.0	$200.0
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
Debt securities
The following tables provide the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency losses, and fair value of the Company's debt securities as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Fair value
Debt securities, available for sale
Asset-backed securities	$1,001.5	$9.6	$(3.3)	$—	$1,007.8
Residential mortgage-backed securities	930.1	11.8	(10.9)	—	931.0
Commercial mortgage-backed securities	172.2	2.3	(0.5)	—	174.0
Corporate debt securities	1,615.3	15.9	(5.4)	(7.5)	1,618.3
U.S. government and government agency	875.4	7.4	(1.4)	—	881.4
Non-U.S. government and government agency	22.5	0.2	—	—	22.7
Total debt securities, available for sale (1)	$4,617.0	$47.2	$(21.5)	$(7.5)	$4,635.2
Debt securities, trading
Asset-backed securities	$20.0	$—	$(0.9)	$—	$19.1
Residential mortgage-backed securities	54.8	0.1	(7.0)	—	47.9
Commercial mortgage-backed securities	46.3	0.3	(3.9)	—	42.7
Corporate debt securities	15.5	—	(11.7)	—	3.8
U.S. government and government agency	4.3	—	(0.2)	—	4.1
Total debt securities, trading	$140.9	$0.4	$(23.7)	$—	$117.6

	December 31, 2024
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Fair value
Debt securities, available for sale
Asset-backed securities	$1,142.7	$11.2	$(4.2)	$—	$1,149.7
Residential mortgage-backed securities	985.8	8.3	(20.3)	—	973.8
Commercial mortgage-backed securities	224.2	1.4	(1.1)	—	224.5
Corporate debt securities	1,905.2	9.1	(10.4)	(4.0)	1,899.9
U.S. government and government agency	861.0	2.2	(4.2)	—	859.0
Non-U.S. government and government agency	24.9	0.1	—	(0.9)	24.1
Total debt securities, available for sale (1)	$5,143.8	$32.3	$(40.2)	$(4.9)	$5,131.0
Debt securities, trading
Asset-backed securities	$54.7	$—	$(1.6)	$—	$53.1
Residential mortgage-backed securities	56.4	—	(7.7)	—	48.7
Commercial mortgage-backed securities	56.8	0.5	(5.5)	—	51.8
Corporate debt securities	15.1	0.1	(10.6)	—	4.6
U.S. government and government agency	4.3	—	(0.3)	—	4.0
Total debt securities, trading	$187.3	$0.6	$(25.7)	$—	$162.2
(1)As of March 31, 2025, the Company the company did not record an allowance for credit losses on the AFS portfolio (December 31, 2024 - $1.1 million).
As of March 31, 2025, 461 unique debt securities classified as AFS were in a gross unrealized loss position for greater than 12 months (December 31, 2024 - 518 unique debt securities). Refer to the tables below for the Company’s breakdown of AFS debt securities in a gross unrealized loss position as of March 31, 2025 and December 31, 2024.

	March 31, 2025
	12 Months or Less		Greater than 12 Months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Debt securities, available for sale
Asset-backed securities	$246.2	$(1.1)	$37.6	$(2.2)	$283.8	$(3.3)
Residential mortgage-backed securities	195.7	(2.1)	223.2	(8.8)	418.9	(10.9)
Commercial mortgage-backed securities	45.1	(0.2)	6.0	(0.4)	51.1	(0.6)
Corporate debt securities	312.4	(5.2)	25.1	(0.2)	337.5	(5.4)
U.S. government and government agency	112.4	(0.7)	43.5	(0.6)	155.9	(1.3)
Total debt securities, available for sale	$911.8	$(9.3)	$335.4	$(12.2)	$1,247.2	$(21.5)

	December 31, 2024
	12 Months or Less		Greater than 12 Months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Debt securities, available for sale
Asset-backed securities	$180.4	$(1.8)	$23.8	$(2.4)	$204.2	$(4.2)
Residential mortgage-backed securities	437.4	(7.9)	223.9	(12.4)	661.3	(20.3)
Commercial mortgage-backed securities	67.4	(0.7)	7.5	(0.4)	74.9	(1.1)
Corporate debt securities	738.5	(10.0)	46.8	(0.4)	785.3	(10.4)
U.S. government and government agency	247.2	(3.0)	62.7	(1.2)	309.9	(4.2)
Total debt securities, available for sale	$1,670.9	$(23.4)	$364.7	$(16.8)	$2,035.6	$(40.2)
The weighted average duration of the Company's debt securities, net of short positions in U.S. treasuries, as of March 31, 2025 was approximately 3.0 years, including short-term investments (December 31, 2024 - approximately 3.1 years).

The following table provides the cost or amortized cost and fair value of the Company's debt securities bifurcated into debt securities held for trading and AFS as of March 31, 2025 and December 31, 2024 by contractual maturity. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	March 31, 2025				December 31, 2024
	Debt securities, AFS		Debt securities, trading		Debt securities, AFS		Debt securities, trading
	Cost or amortized cost	Fair value	Cost or amortized cost	Fair value	Cost or amortized cost	Fair value	Cost or amortized cost	Fair value
Due in one year or less	$450.6	$449.5	$0.7	$0.7	$449.3	$448.2	$0.5	$0.5
Due after one year through five years	1,411.9	1,419.7	6.3	6.0	1,648.0	1,646.7	6.7	6.3
Due after five years through ten years	533.0	538.3	0.2	0.2	589.5	586.2	0.3	0.3
Due after ten years	117.7	115.0	12.6	1.1	104.3	101.9	11.9	1.6
Mortgage-backed and asset-backed securities	2,103.8	2,112.7	121.1	109.6	2,352.7	2,348.0	167.9	153.5
Total debt securities	$4,617.0	$4,635.2	$140.9	$117.6	$5,143.8	$5,131.0	$187.3	$162.2
The following table summarizes the ratings and fair value of debt securities held in the Company's investment portfolio as of March 31, 2025 and December 31, 2024. Credit ratings are assigned based on ratings provided by nationally recognized statistical rating organizations.

	March 31, 2025		December 31, 2024
	Debt securities, AFS	Debt securities, trading	Debt securities, AFS	Debt securities, trading
AAA	$703.0	$41.5	$808.5	$74.0
AA	2,111.7	33.5	2,227.9	54.0
A	1,039.1	15.4	1,375.0	6.9
BBB	638.9	24.7	659.2	24.2
Other	142.5	2.5	60.4	3.1
Total debt securities	$4,635.2	$117.6	$5,131.0	$162.2
As of March 31, 2025, the above totals included $137.3 million of sub-prime securities. Of this total, $82.2 million were rated AAA, $28.1 million were rated AA, $7.2 million are rated A, $15.8 million were rated BBB and $4.0 million are unrated. As of December 31, 2024, the above totals included $161.2 million of sub-prime securities. Of this total, $94.9 million were rated AAA, $31.8 million were rated AA, $8.2 million were rated A, $24.9 million were rated BBB and $1.4 million were unrated.
Other long-term investments
The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains, and fair values of the Company’s other long-term investments as of March 31, 2025 and December 31, 2024 were as follows:

	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Fair value
March 31, 2025
Other long-term investments	$437.9	$32.3	$(154.8)	$2.3	$317.7
December 31, 2024
Other long-term investments	$438.2	$37.5	$(162.7)	$3.5	$316.5

The Company holds investments in hedge funds and private equity funds, which are included in other long-term investments. The following table presents the carrying value of other long-term investments as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Hedge funds and private equity funds (1) (2)	$188.2	$186.0
Strategic investments (2)	101.9	105.0
Other investments (2)	27.6	25.5
Total other long-term investments	$317.7	$316.5
(1)Includes $185.7 million of investments carried at NAV (December 31, 2024 - $182.8 million) and no investments classified as Level 3 (December 31, 2024 - no investments classified as Level 3) within the fair value hierarchy.
(2)As of March 31, 2025, the Company had $32.6 million of unfunded commitments relating to these investments (December 31, 2024 - $36.1 million).
The Company’s other long-term investments may be accounted for under either the equity method (“equity method investments”) or the fair value option (“equity method eligible unconsolidated entities”). The following table presents the components of other long-term investments as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Equity method eligible unconsolidated entities, using the fair value option	$66.6	$66.6
Equity method investments	26.2	26.1
Other unconsolidated investments, at fair value (1)	186.0	185.2
Other unconsolidated investments, at cost (2)	38.9	38.6
Total other long-term investments	$317.7	$316.5
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
7. Total net investment income and net realized and unrealized investment gains
Net investment funds
Net investment income and net realized and unrealized investment gains (losses) for the three months ended March 31, 2025 and 2024 consisted of the following:

	2025	2024
Debt securities, available for sale	$58.8	$63.7
Debt securities, trading	3.5	8.8
Short-term investments	1.1	4.4
Other long-term investments	2.5	0.5
Derivative instruments	(0.2)	1.3
Net investment income and net realized and unrealized investment gains (losses) before other investment expenses and investment income on cash and cash equivalents	65.7	78.7
Investment expenses	(5.3)	(3.9)
Net investment income on cash and cash equivalents	10.5	5.0
Total net investment income and net realized and unrealized gains (losses) on investments	$70.9	$79.8

Net realized and unrealized gains (losses) on investments
Net realized and unrealized investment gains (losses) for the three months ended March 31, 2025 and 2024 consisted of the following:

	2025	2024
Gross realized gains	$8.9	$5.5
Gross realized losses	(14.3)	(9.2)
Net realized losses on investments	(5.4)	(3.7)
Net unrealized gains on investments	5.1	4.7
Net realized and unrealized gains (losses) on investments (1)(2)	$(0.3)	$1.0
(1)Excludes unrealized gains (losses) from available for sale investments, net of tax.
(2)Includes net realized and unrealized gains (losses) of $2.6 million from related party investments included in other-long term investments for the three months ended March 31, 2025 (2024 - $(1.9) million).
Net realized investment losses
Net realized investment losses for the three months ended March 31, 2025 and 2024 consisted of the following:

	2025	2024
Debt securities, available for sale	$(2.0)	$(0.3)
Debt securities, trading	(1.5)	(3.4)
Short-term investments	0.2	0.6
Other long-term investments	(2.1)	(0.8)
Net investment income on cash and cash equivalents	—	0.2
Net realized investment losses	$(5.4)	$(3.7)
Net realized investment losses on Other long-term investments for the three months ended March 31, 2025 and 2024 consisted of the following:

	2025	2024
Hedge funds and private equity funds	$(1.3)	$1.0
Strategic investments	(0.8)	(1.8)
Net realized investment losses on Other long-term investments	$(2.1)	$(0.8)
Net unrealized investment gains
Net unrealized investment gains for the three months ended March 31, 2025 and 2024 consisted of the following:

	2025	2024
Debt securities, trading	$1.8	$5.4
Short-term investments	(0.2)	(0.9)
Derivative instruments	(0.2)	1.0
Other long-term investments	2.6	1.3
Net investment income (loss) on cash and cash equivalents	1.1	(2.1)
Net unrealized investment gains	$5.1	$4.7

Net unrealized investment losses on Other long-term investments for the three months ended March 31, 2025 and 2024 consisted of the following:

	2025	2024
Hedge funds and private equity funds	$2.0	$(0.6)
Strategic investments	0.5	1.9
Other investments	0.1	—
Net unrealized investment losses on Other long-term investments	$2.6	$1.3

The following table summarizes the amount of total gains included in earnings attributable to unrealized investment gains – Level 3 investments for the three months ended March 31, 2025 and 2024:

	2025	2024
Other long-term investments	$1.4	$1.1
8. Derivatives
The Company holds derivatives for both risk management and investment purposes.
Foreign currency exchange rate derivatives
The Company executes foreign currency forwards, swaps, and futures to manage foreign currency exposure. The foreign currency exchange rate derivatives are not designated or accounted for under hedge accounting. The fair value of the swaps and forwards are estimated using a single broker quote, and accordingly, are classified as a Level 3 measurement. The fair value of the futures is widely available and have quoted prices in active markets, and accordingly, were classified as a Level 1 measurement. As of March 31, 2025, the Company pledged no securities collateral associated with the foreign currency derivatives (December 31, 2024 - none). Securities pledged as collateral are included in debt securities, available for sale, in the Company’s consolidated balance sheets.
Weather derivatives
The Company holds assets and assumes liabilities related to weather and weather contingent risk management products. Weather and weather contingent derivative contracts are entered into with the objective of generating profits in normal climatic conditions. Accordingly, the Company’s weather and weather contingent derivatives are not designed to meet the criteria for hedge accounting under U.S. GAAP. The Company receives payment of premium at the contract inception in exchange for bearing the risk of variations in a quantifiable weather index. Management uses available market data and internal pricing models based upon consistent statistical methodologies to estimate the fair value. Because of the significance of the unobservable inputs used to estimate the fair value of the Company's weather risk contracts, the fair value measurements of the contracts are deemed to be Level 3 measurements in the fair value hierarchy. The Company does not provide or hold any collateral associated with the weather derivatives.
Credit default swap
Credit default swaps protect the buyer against the loss of principal on one or more underlying bonds, loans, or mortgages in the event the issuer suffers a credit event. The Company provides its client with protection against financial non-performance of a subsidiary. The fair value of the swap is estimated using a single broker quote, and accordingly, is classified as a Level 3 measurement. As of March 31, 2025, the Company has $11.3 million pledged in securities collateral associated with the credit default swap (December 31, 2024 - $9.9 million). Securities pledged as collateral are included in debt securities, available for sale, in the Company’s consolidated balance sheets.
The following table summarizes information on the classification and amount of the fair value of derivatives not designated as hedging instruments within the Company's consolidated balance sheets as of March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024
Derivatives not designated as hedging instruments	Derivative assets at fair value(1)	Derivative liabilities at fair value(2)	Notional Value	Derivative assets at fair value(1)	Derivative liabilities at fair value(2)	Notional Value
Foreign currency forwards	$27.8	$0.9	$843.8	$0.9	$3.3	$768.6
Weather derivatives	—	—	—	—	5.6	3.7
Interest rate swaps	—	—	29.8	—	—	29.8
Credit default swap	—	0.2	55.9	—	0.5	49.1
Reinsurance contracts accounted for as derivatives	$—	$5.0	$74.7	$—	$4.9	$100.1
(1)Derivative assets are classified within Other assets in the Company’s consolidated balance sheets.
(2)Derivative liabilities are classified within Other liabilities in the Company’s consolidated balance sheets.

The following table summarizes information on the classification and net impact on earnings, recognized in the Company’s consolidated statements of income relating to derivatives during the three months ended March 31, 2025 and 2024:

Derivatives not designated as hedging instruments	Classification of gains (losses) recognized in earnings	2025	2024
Foreign currency forwards	Foreign exchange gains	$40.8	$(17.4)
Weather derivatives	Other revenues	0.3	(1.5)
Interest rate swaps	Net realized and unrealized investment gains (losses)	(0.2)	1.3
Reinsurance contracts accounted for as derivatives	Other revenues	$—	$(4.8)
9. Variable and voting interest entities
The Company consolidates the results of operations and financial position of every voting interest entity ("VOE") in which it has a controlling financial interest and variable interest entities (“VIE”) in which it is considered to be the primary beneficiary in accordance with guidance in ASC 810, Consolidation. The consolidation assessment, including the determination as to whether an entity qualifies as a VOE or VIE, depends on the facts and circumstances surrounding each entity.
Consolidated variable interest entities
Alstead Re
Alstead Reinsurance Ltd. (“Alstead Re”) is considered a VIE and the Company has concluded that it is the primary beneficiary of Alstead Re because the Company can exercise control over the activities that most significantly impact the economic performance of Alstead Re. As a result, the Company has consolidated the results of Alstead Re in its consolidated financial statements. As of March 31, 2025, Alstead Re’s assets and liabilities included in the Company’s consolidated balance sheets were $6.6 million and $0.8 million, respectively (December 31, 2024 - $6.3 million and $0.8 million, respectively).
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
Effective June 30, 2024, the Company deconsolidated Arcadian when the Company’s management and Arcadian consented to certain amendments to the shareholders’ agreement and termination of the unsecured promissory note which resulted in the Company ceasing to have control over Arcadian. On June 30, 2024, the Company accounted for its retained equity investment in Arcadian under the equity method of accounting and recorded its noncontrolling interest in Arcadian at an estimated fair value of approximately $115.0 million, which was determined by an independent valuation specialist, in Other assets in the Company’s consolidated balance sheets. During the three months ended March 31, 2025, the Company recorded its share of net income in Other revenues in its consolidated income statement. The Company’s ownership in Arcadian remained 49% as of March 31, 2025.
Consolidated voting interest entities
Alta Signa
Alta Signa Holdings (“Alta Signa”) is considered a VOE and the Company holds a majority of the voting interests through its seats on Alta Signa’s board of directors. As a result, the Company has consolidated the results of Alta Signa in its consolidated financial statements. The Company’s ownership in Alta Signa as of March 31, 2025 was 75.1%. As of March 31, 2025, Alta Signa’s assets and liabilities, before intercompany eliminations, included in the Company’s consolidated balance sheets were $2.7 million and $1.2 million, respectively (December 31, 2024 - $1.8 million and $0.8 million, respectively).

Noncontrolling interests
Noncontrolling interests represent the portion of equity in consolidated subsidiaries not attributable, directly or indirectly, to the Company. The following table is a reconciliation of the beginning and ending carrying amount of noncontrolling interests for the three months ended March 31, 2025 and 2024:

	2025	2024
Balance, beginning of period	$1.4	$16.7
Net income attributable to noncontrolling interests	0.4	1.1
Contributions (redemptions)	(0.3)	—
Balance, end of period	$1.5	$17.8
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
The Company calculates maximum exposure to loss to be (i) the amount invested in the debt or equity of the VIE, (ii) the notional amount of VIE assets or liabilities where the Company has also provided credit protection to the VIE with the VIE as the referenced obligation, and (iii) other commitments and guarantees to the VIE. The Company does not have any VIEs that it sponsors, nor any VIEs where it has recourse to it or has provided a guarantee to the VIE interest holders.
The following table presents the carrying amount of unconsolidated VIEs in which the Company holds a variable interest, as well as the maximum exposure to loss associated with these VIEs as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
Debt securities, available for sale	$27.5	$79.5	$21.1	$79.3
Other long-term investments (2)	200.3	263.7	202.7	267.2
	$227.8	$343.2	$223.8	$346.5
(1)Maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments.
(2)Includes investments in related parties, which are also VIEs and are discussed below.
Third Point Enhanced LP
As of March 31, 2025, the Company and Third Point Advisors LLC (“TP GP”) hold interests of approximately 89.1% and 10.9%, respectively, of the net asset value of TP Enhanced Fund. As a result, both entities hold significant financial interests in TP Enhanced Fund. However, TP GP controls all of the investment decision-making authority and the Company does not have the power to direct the activities which most significantly impact the economic performance of TP Enhanced Fund. As a result, the Company is not considered the primary beneficiary and does not consolidate TP Enhanced Fund. The Company’s maximum exposure to loss on this investment corresponds to the carrying amount, which is included in Other long-term investments in the table above. For further details on the Company’s investment in the TP Enhanced Fund, please refer to Note 7 “Investments” of Part II, Item 8. “Financial Statements and Supplementary Data” included in the 2024 Form 10-K.
On February 28, 2025, the Company provided notice to Third Point LLC of its intent to redeem all of its capital accounts for Third Point Enhanced LP as of March 31, 2026.
Investment in Third Point Venture Offshore Fund I LP
Third Point Venture GP LLC controls all of the investment decision-making authority of the TP Venture Fund. The Company does not have the power to direct the activities which most significantly impact the economic performance of the TP Venture Fund. As of March 31, 2025, the Company’s maximum exposure to loss on this investment corresponds to the carrying amount plus unfunded commitments of $7.1 million (December 31, 2024 - $9.3 million), which is included in Other long-term investments in the table above. For further details on the Company’s investment in the TP Venture Fund, please refer to Note 7 “Investments” of Part II, Item 8. “Financial Statements and Supplementary Data” included in the 2024 Form 10-K.

Investment in Third Point Venture Offshore Fund II LP
Third Point Venture GP II LLC controls all of the investment decision-making authority of the TP Venture Fund II. The Company does not have the power to direct the activities which most significantly impact the economic performance of the TP Venture Fund II. As of March 31, 2025, the Company’s maximum exposure to loss on this investment corresponds to the carrying amount plus unfunded commitments of $18.2 million (December 31, 2024 -$19.7 million), which is included in Other long-term investments in the table above. For further details on the Company’s investment in the TP Venture Fund II, please refer to Note 7 “Investments” of Part II, Item 8. “Financial Statements and Supplementary Data” included in the 2024 Form 10-K.
10. Loss and loss adjustment expense reserves
The following table represents the activity in the loss and loss adjustment expense reserves for the three months ended March 31, 2025 and 2024:

	2025	2024
Gross reserves for loss and loss adjustment expenses, beginning of period	$5,653.9	$5,608.1
Less: loss and loss adjustment expenses recoverable, beginning of period	(2,315.3)	(2,295.1)
Less: deferred gains on retroactive reinsurance contracts	8.5	27.5
Net reserves for loss and loss adjustment expenses, beginning of period	3,347.1	3,340.5
Increase (decrease) in net loss and loss adjustment expenses incurred in respect of losses occurring in:
Current year	436.0	356.4
Prior years	(34.2)	(38.9)
Total incurred loss and loss adjustment expenses	401.8	317.5
Net loss and loss adjustment expenses paid in respect of losses occurring in:
Current year	(123.6)	(44.0)
Prior years	(201.9)	(272.8)
Total net paid losses	(325.5)	(316.8)
Foreign currency translation	10.1	15.8
Net reserves for loss and loss adjustment expenses, end of period	3,433.5	3,357.0
Plus: loss and loss adjustment expenses recoverable, end of period	2,335.7	2,233.8
Plus: deferred gains on retroactive reinsurance (1)	(6.6)	(25.5)
Gross reserves for loss and loss adjustment expenses, end of period	$5,762.6	$5,565.3
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
For the three months ended March 31, 2025, the Company recorded $34.2 million of net favorable prior year loss reserve development primarily driven by favorable development in Property, mainly from reserve releases relating to prior year’s catastrophe events, as well as favorable development in A&H, due to lower than expected reported attritional losses.
For the three months ended March 31, 2024, the Company recorded $38.9 million of net favorable prior year loss reserve development primarily resulting from favorable development on one contract in runoff, as well as decreased ultimate losses in the Credit reinsurance portfolio.
Loss Portfolio Transfers
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
The transaction price of approximately $400 million covered SiriusPoint loss and unearned premium reserves, including commuted liabilities, and the reinsurance premium as of the December 31, 2023 valuation date. The subject loss reserves are included in Loss and loss adjustment expenses recoverable in the Company’s consolidated balance sheets. The agreement between SiriusPoint America and Clarendon National is on a funds withheld basis, and the funds held liability (including reinsurance premium) of $275.8 million as of March 31, 2025 is included within Reinsurance balances payable in the Company’s consolidated balance sheets. The aggregate limit under the 2024 LPT is 150% of the premium paid.
SiriusPoint International Loss Portfolio Transfer
On March 2, 2023, the Company agreed, subject to applicable regulatory approvals and other closing conditions, to enter into a loss portfolio transfer transaction (the “2023 LPT”), on a funds withheld basis, with Pallas Reinsurance Company Ltd., a subsidiary of the Compre Group, an insurance and reinsurance legacy specialist. The transaction covered loss reserves ceded initially estimated at $1.3 billion as of the valuation date of September 30, 2022, which were reduced to $905.6 million as of June 30, 2023 at closing, as a result of paid losses and favorable prior accident year reserve development recognized during the interim period, and included in Loss and loss adjustment expenses recoverable in the Company’s consolidated balance sheets. As of March 31, 2025, the Company recorded funds held payable of $509.3 million in Reinsurance balances payable and reinsurance recoverable of $530.7 million, and the Company’s estimate of deferred gain is $6.6 million. The 2023 LPT comprises several classes of business from 2021 and prior underwriting years. The aggregate limit under the 2023 LPT is 130% of roll forward reserves at the inception of the contract.
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
The Company's assets in scope of the current expected credit loss assessment as of March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025	December 31, 2024
Insurance and reinsurance balances receivable, net	$2,240.8	$2,054.4
Loss and loss adjustment expenses recoverable, net	2,335.7	2,315.3
Other assets (1)	95.2	87.8
Total assets in scope	$4,671.7	$4,457.5
(1)Relates to MGA trade receivables (included in Other assets in the Company’s consolidated balance sheets), loans receivables (included in Other long-term investments in the Company’s consolidated balance sheets) and interest and dividend receivables.

The Company’s allowance for expected credit losses was $28.8 million as of March 31, 2025 (December 31, 2024 - $28.8 million). For the three months ended March 31, 2025 and 2024, the Company did not record a current expected credit loss. Changes to the current expected credit losses are included in net corporate and other expenses in the consolidated statements of income.
The Company monitors counterparty credit ratings and macroeconomic conditions, and considers the most current ratings from credit rating agencies to determine the allowance each quarter. As of March 31, 2025, approximately 60% of the total gross assets in scope were balances with counterparties rated by major credit rating agencies and, of the total rated, 82% were rated A- or better.
12. Debt and letter of credit facilities
Debt obligations
The following table represents a summary of the Company’s debt obligations on its consolidated balance sheets as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Amount	Effective rate (1)	Amount	Effective rate (1)
2024 Senior Notes, at face value	$400.0	7.4%	$400.0	7.4%
Unamortized discount and issuance costs	(4.9)		(5.2)
2024 Senior Notes, carrying value	395.1		394.8
2017 SEK Subordinated Notes, at face value	273.7	7.1%	249.2	7.9%
Unamortized discount	(5.3)		(4.9)
2017 SEK Subordinated Notes, carrying value	268.4		244.3
Total debt	$663.5		$639.1
(1)Effective rate considers the effect of the debt issuance costs, discount, and premium.
The Company was in compliance with all debt covenants as of and for the periods ended March 31, 2025 and December 31, 2024.
Interest expense
For the three months ended March 31, 2025 total interest expense includes $11.8 million associated with debt obligations (2024 - $11.8 million) and $8.4 million of funds withheld interest from loss portfolio transfers (2024 - $7.1 million). See Note 10 “Loss and loss adjustment expense reserves” for further discussion on the 2024 LPT.
Standby letter of credit facilities
As of March 31, 2025, the Company had entered into the following letter of credit facilities:

	Letters of Credit		Collateral
	Committed Capacity	Issued	Cash and Cash Equivalents	Debt securities
Committed - Secured letters of credit facilities	$355.0	$253.2	$13.4	$242.1
Uncommitted - Secured letters of credit facilities	n/a	877.6	9.7	1,065.2
		$1,130.8	$23.1	$1,307.3
The Company’s secured letter of credit facilities are bilateral agreements that generally renew on an annual basis. The letters of credit issued under the secured letter of credit facilities are fully collateralized. The above referenced facilities are subject to various affirmative, negative and financial covenants that the Company considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards. See Note 4 for additional information.
Revolving credit facility
In addition to the letter of credit facilities above, the Company entered into a four-year, $400.0 million senior unsecured revolving credit facility (the “Facility”) with JPMorgan Chase Bank, N.A. as administrative agent, effective December 19, 2024. The Facility includes an option for the Company to request a 12-month extension, subject to satisfaction of certain conditions including, but not limited to, the consent of lenders representing a majority-in-interest of commitments, of the Facility maturity date. Subject to customary conditions precedent upon any Company borrowing request, the Facility provides access to loans for working capital and general corporate purposes, and letters of credit to support obligations under insurance and reinsurance agreements, retrocessional agreements and for general corporate purposes. As of March 31, 2025, there were no outstanding borrowings under the Facility. In addition, as of and for the periods ended March 31, 2025 and December 31, 2024, the Company was in compliance with all of the covenants under the Facility.
13. Income taxes
The Company provides income tax expense or benefit based upon pre-tax income or loss reported in the consolidated statements of income and the provisions of currently enacted tax laws. Starting in 2025, a 15% corporate income tax is applied to the Company’s Bermuda operations as a result of the enactment of the Corporate Income Tax Act 2023 (the “Bermuda CIT”) on December 27, 2023. We expect that our in-scope entities will incur increased tax expense in Bermuda beginning in 2025. The Company has subsidiaries and branches that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate. The jurisdictions in which the Company's subsidiaries and branches are subject to tax are Belgium, Bermuda, Canada, Germany, Luxembourg, Sweden, Switzerland, the United Kingdom, and the United States.
For the three months ended March 31, 2025, the Company recorded income tax expense of $13.3 million (2024 - $9.7 million) on pre-tax income of $75.3 million (2024 - $105.6 million). The effective tax rate for the three months ended March 31, 2025 was 17.7%. The difference between the effective tax rate on income from continuing operations and the Bermuda statutory tax rate of 15% is primarily because of income recognized in jurisdictions with higher tax rates than Bermuda, and adjustments pursuant to applicable U.S. GAAP guidance on interim period financial reporting of taxes, which are based on the annual estimated effective tax rate.
In arriving at the estimated annual effective tax rate for the three months ended March 31, 2025 and 2024, the Company took into consideration all year-to-date income and expense items including the change in unrealized investment gains (losses) and realized investment gains (losses) and such items on a forecasted basis for the remainder of each year.
In December 2021, the Organisation for Economic Co-Operation and Development (“OECD”) published two global anti-base erosion model rules under Pillar Two (the “GloBE Rules”), which implement a 15% global minimum tax applicable for in-scope multinational groups (“GMT”). The first GloBE Rule is the income inclusion rule (“IIR”), which imposes “top-up” tax on a parent entity in respect of the income of a subsidiary that is taxed at less than 15%. The second GloBE Rule is the “undertaxed payments” rule, which denies deductions or requires an equivalent adjustment to the extent the income of an affiliate which is taxed at less than 15%. On January 1, 2024, the GloBE Rules went into effect in the E.U., including a minimum top-up tax rate of 15% for multinational companies, with many E.U. member states enacting corollary legislation as part of their respective domestic tax laws. Consistent with accounting guidance, the Company will treat the global minimum tax as an in-period tax charge when incurred in future periods for which no deferred taxes need to be provided. No provision for top-up tax was recorded as of March 31, 2025, because, based on a country-by-country analysis, it has been determined that for each tested jurisdiction there would be no material amount of top-up tax.
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
The total reserve for unrecognized tax benefits is $0.9 million as of March 31, 2025, which did not materially change compared to December 31, 2024. If the Company determines in the future that its reserves for unrecognized tax benefits on permanent differences and interest and penalties are not needed, the reversal of $0.8 million of such reserves as of March 31, 2025 would be recorded as an income tax benefit and would impact the effective tax rate. The remaining balance is accrued interest and penalties.

14. Shareholders' equity
Common shares
The following table presents a summary of the common shares issued and outstanding and shares repurchased as of and for the three months ended March 31, 2025 and 2024:

	2025	2024
Common shares issued and outstanding, beginning of period	116,429,057	168,120,022
Issuance of common shares, net of forfeitures and shares withheld	91,469	22,587
Issuance of common shares upon exercise of options	—	1,610,623
Shares repurchased	(500,000)	—
Common shares issued and outstanding, end of period	116,020,526	169,753,232
The Company’s authorized share capital consists of 300,000,000 common shares with a par value of $0.10 each. During the three months ended March 31, 2025 and 2024, the Company did not pay any dividends to its common shareholders.
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
During the three months ended March 31, 2025, the Company declared and paid dividends of $4.0 million to the Series B preference shareholders (2024 - $4.0 million). The Company has declared and paid dividends to the Series B preference shareholders every quarter beginning June 30, 2021.
Share repurchases
Under the share repurchase program, the Company may repurchase its common stock from time to time, in amounts, at prices and at times the Company deems appropriate in its sole discretion, subject to market conditions and other considerations. The share repurchases may be effected through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades and accelerated share repurchase programs, including in accordance with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, or any combination of such methods. The share repurchase program does not have an expiration date. As of March 31, 2025, a maximum value of approximately $180.8 million of common shares may yet be purchased under the program.
During the three months ended March 31, 2025, the Company repurchased 500,000 of its common shares from Daniel S. Loeb at the public offering price of $14.00 per share. During the three months ended March 31, 2024, the Company did not repurchase any of its common shares in the open market. Common shares repurchased by the Company during the period were cancelled and retired.

15. Earnings per share available to SiriusPoint common shareholders
The following sets forth the computation of basic and diluted earnings per share available to SiriusPoint common shareholders for the three months ended March 31, 2025 and 2024:

	2025	2024
Weighted-average number of common shares outstanding:
Basic number of common shares outstanding	115,975,961	168,934,114
Dilutive effect of restricted share awards and units	1,503,925	2,811,088
Dilutive effect of options	1,075,280	1,030,515
Dilutive effect of warrants	—	1,605,246
Diluted number of common shares outstanding	118,555,166	174,380,963
Basic earnings per common share:
Net income available to SiriusPoint common shareholders	$57.6	$90.8
Net income allocated to SiriusPoint participating shareholders	(0.1)	(6.1)
Net income allocated to SiriusPoint common shareholders	$57.5	$84.7
Basic earnings per share available to SiriusPoint common shareholders	$0.50	$0.50
Diluted earnings per common share:
Net income available to SiriusPoint common shareholders	$57.6	$90.8
Net income allocated to SiriusPoint participating shareholders	(0.1)	(6.1)
Net income allocated to SiriusPoint common shareholders	$57.5	$84.7
Diluted earnings per share available to SiriusPoint common shareholders	$0.49	$0.49
For the three months ended March 31, 2025 and 2024, no amounts were excluded from the computation of diluted earnings per share attributable to SiriusPoint common shareholders.
16. Related party transactions
In addition to the transactions disclosed in Notes 9, 14 and 17 to these consolidated financial statements, the following transactions are classified as related party transactions, as the counterparties have either a direct or indirect shareholding in the Company or the Company has an investment in such counterparty.
(Re)insurance contracts
During the three months ended March 31, 2025, insurance and reinsurance contracts with certain of the Company’s insurance and MGA related parties resulted in gross premiums written of $6.5 million (2024 - $17.0 million). As of March 31, 2025, the Company had total receivables from these related parties of $152.0 million and no payables (December 31, 2024 - receivables of $127.2 million and no payables).
Investments managed by related parties
The following table provides the fair value of the Company's investments managed by related parties as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Third Point Enhanced LP (1) (2)	$83.8	$87.6
Third Point Venture Offshore Fund I LP (2)	26.4	24.0
Third Point Venture Offshore Fund II LP (2)	6.3	4.9
Third Point Optimized Credit Portfolio (3)	618.7	595.8
Total investments managed by related parties	$735.2	$712.3
(1)On February 28, 2025, the Company provided notice to Third Point LLC of its intent to redeem all of its capital accounts for Third Point Enhanced LP as of March 31, 2026.
(2)The Third Point Enhanced LP, Third Point venture Offshore Fund I LP, and Third Point Venture Offshore Fund II LP are reported in Other long-term investments in the consolidated balance sheets.
(3)The Third Point Optimized Credit Portfolio is reported in Debt securities, available for sale and trading, in the consolidated balance sheets.

Management, advisory and performance fees to related parties
The total management, advisory and performance fees to related parties for the three months ended March 31, 2025 and 2024 were as follows:

	2025	2024
Management and advisory fees	$1.1	$1.7
Performance fees	(0.2)	0.4
Total management, advisory and performance fees to related parties (1)	$0.9	$2.1
(1)Management, advisory and performance fees to related parties, where applicable, are presented within Net realized and unrealized investment gains in the consolidated statements of income.
17. Commitments and contingencies
Liability-classified capital instruments
On February 26, 2021, the Company completed its acquisition of Sirius International Insurance Group, Ltd. (“Sirius Group”). The aggregate consideration for the transaction included the issuance of preference shares, warrants, and other contingent value components.
Series A Preference Shares
On February 26, 2021, certain holders of Sirius Group shares elected to receive Series A preference shares, par value $0.10 per share (“Series A Preference Shares”), with respect to the consideration price of the Sirius Group acquisition, and the Company issued 11,720,987 Series A Preference Shares. On August 1, 2024, the Company entered into a Confidential Settlement and Mutual Release Agreement with CM Bermuda Limited (“CM Bermuda”) and CMIG International Holding Pte. Ltd, and on the closing of the transaction, all Series A Preference shares held by CM Bermuda were cancelled and retired.
During the three months ended March 31, 2024, the Company recorded a loss of $3.9 million from the change in fair value of the Series A Preference Shares. During the three months ended March 31, 2024, the Company did not declare or pay dividends to holders of Series A Preference Shares.
Merger Warrants
On February 26, 2021, the Company issued certain warrants with respect to the consideration price of the Sirius Group acquisition (the “Merger Warrants”). On December 30, 2024, the Company entered into a securities purchase agreement with CM Bermuda, under which the Company repurchased 20,991,337 warrants held by CM Bermuda at $3.56 per warrant, and the warrants were cancelled upon the closing of the transaction.
During the three months ended March 31, 2024, the Company recorded a loss of $12.0 million from the change in fair value of the Merger Warrants.
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
During the three months ended March 31, 2025, the Company recognized operating lease expense of $1.9 million (2024 - $2.2 million), including property taxes and routine maintenance expense as well as rental expenses related to short term leases.

The following table presents the lease balances within the consolidated balance sheets as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Operating lease right-of-use assets(1)	$21.5	$22.8
Operating lease liabilities(2)	$24.2	$24.5

Weighted average lease term (years)	5.0	5.2
Weighted average discount rate	3.0%	3.0%
(1) Operating lease right-of-use assets are included in Other assets on the Company’s consolidated balance sheets.
(2) Operating lease liabilities are included in Other liabilities on the Company’s consolidated balance sheets.
Future minimum rental commitments as of March 31, 2025 under these leases are expected to be as follows:

Future Payments
Remainder of 2025	$4.3
2026	5.2
2027	4.4
2028	4.7
2029 and thereafter	5.9
Total future annual minimum rental payments	24.5
Less: present value discount	(0.3)
Total lease liability as of March 31, 2025	$24.2

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with our unaudited consolidated financial statements and the related notes contained elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”) and the information under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. The terms “we,” “our,” “us” and the “Company,” as used in this report, refer to SiriusPoint Ltd. (“SiriusPoint”) and its directly and indirectly owned subsidiaries as a combined entity, except where otherwise stated or where it is clear that the terms mean only SiriusPoint exclusive of its subsidiaries.
The statements in this discussion regarding business outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) and in “Cautionary Note Regarding Forward-Looking Statements” below. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Cautionary Note Regarding Forward-Looking Statements
Certain statements in this Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding prospects for our industry, our business strategy, plans, goals and expectations concerning our market position, international expansion, investment portfolio expectations, future operations, margins, profitability, efficiencies, capital expenditures, liquidity and capital resources and other non-historical financial and operating information. When used in this discussion, the words “believes,” “intends,” “seeks,” “anticipates,” “aims,” “plans,” “targets,” “estimates,” “expects,” “assumes,” “continues,” “should,” “could,” “will,” “may” and the negative of these or similar terms and phrases are intended to identify forward-looking statements. Specific forward-looking statements in this Form 10-Q include, but are not limited to, statements regarding the trend of our performance as compared to the previous guidance, the current insurtech market trends, our ability to generate shareholder value, and whether we will continue to have momentum in our business in the future.
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
•the impact of unpredictable catastrophic events, including uncertainties with respect to current and future COVID-19 losses across many classes of insurance business and the amount of insurance losses that may ultimately be ceded to the reinsurance market, supply chain issues, labor shortages and related increased costs, changing interest rates and equity market volatility;
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
•the effects of global climate change, including wildfires, and increased severity and frequency of weather-related natural disasters and catastrophes and increased coastal flooding in many geographic areas;
•geopolitical uncertainty, including the ongoing conflicts in Europe and the Middle East and the new presidential administration in the U.S.;
•global economic uncertainty caused by the imposition and/or announcement of tariffs imposed on the import of certain goods into the U.S. from various countries which may have unpredictable consequences including, but not limited to, inflation or trade wars, potential impact on the Company’s credit and mortgage business and potential increase in credit spreads which could impact the Company’s short-term capital and liquidity;
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
•future strategic transactions such as acquisitions, dispositions, investments, mergers or joint ventures; and
•other risks and factors listed under “Risk Factors” in our 2024 Form 10-K and other subsequent periodic reports filed with the Securities and Exchange Commission.
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
Overview
We are a global underwriter of insurance and reinsurance, domiciled in Bermuda. We have licenses to write property, casualty and accident & health insurance and reinsurance globally, including admitted & non-admitted licensed companies in the United States, a Bermuda Class 4 company, a Lloyd’s of London (“Lloyd’s”) syndicate and managing agency, and an internationally licensed company domiciled in Sweden. Our operating companies have a financial strength rating of A- (Positive) from AM Best and Fitch Ratings (“Fitch”), A- (Stable) from Standard & Poor's (“S&P”), and A3 (Stable) from Moody’s Ratings (“Moody’s”).
We are an underwriting first company as we aim to create a business model which is simplified, fully-integrated and globally connected. Distribution relationships are important to us, as we generate premiums from various carefully selected partners, including our consolidated MGAs and non-consolidated MGAs. We seek to apply our underwriting talent, capabilities and proven management expertise to underwrite a profitable book of business and identify new opportunities to create value. Our approach is to be nimble and reactive to market opportunities within our segments of Insurance & Services and Reinsurance, allocating capital where we see profitable opportunity, while remaining disciplined and consistent within our specified risk tolerances and areas of expertise. Our MGA strategy is to partner with high integrity and transparent leaders and teams with deep underwriting expertise and a track record of success. Our partnerships are structured to incentivize all parties to deliver thereby allowing capable teams to do what they do best, while providing complementary services. As of March 31, 2025, we had equity stakes in 20 entities (MGAs, Insurtech and Other) which underwrite or distribute a wide range of lines of business, including general liability, professional liability, directors & officers, credit and bond, cyber, commercial automobile, workers’ compensation, accident & health, and other specialty insurance classes.

Products & Services
Reinsurance Segment
In our Reinsurance segment, we provide reinsurance products to insurance and reinsurance companies, government entities, and other risk bearing vehicles on a treaty or facultative basis. For reinsurance assumed, we participate in the reinsurance market with a global focus through the broker market distribution channel. We primarily write treaty reinsurance, on both a proportional and excess of loss basis, and provide facultative reinsurance in some of our business lines. In the United States and Bermuda, our core focus is on distribution, risk and clients located in North America while our international operation is focused primarily on distribution, risks and clients located in Europe. The Reinsurance segment predominantly underwrites Casualty, Property and Other Specialties lines of business on a worldwide basis.
Insurance & Services Segment
In our Insurance & Services segment, we predominantly provide insurance coverage in addition to receiving fees for services provided within Insurance & Services and to third parties. Insurance & Services revenue allows us to diversify our traditional reinsurance portfolio and generally has lower capital requirements. In addition, service fees from MGAs and their insurance provided are generally not as prone to the volatile underwriting cycle that is common in reinsurance marketplace. The Insurance & Services segment provides coverage in Accident & Health (“A&H”), Property & Casualty, and Other Specialties.
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
Recent Developments
Ratings
During the three months ended March 31, 2025, AM Best and Fitch affirmed our ratings and revised our outlook to Positive from Stable. These revisions reflect our improved balance sheet strength and continued underwriting performance improvement.
Key Performance Indicators
We believe that the following key financial indicators are the most important in evaluating our performance for the three months ended March 31, 2025 and 2024:

	2025	2024
	($ in millions, except for per share data and ratios)
Combined ratio	91.4%	84.9%
Core underwriting income (1)	$28.5	$44.3
Core net services income (1)	$18.9	$18.1
Core income (1)	$47.4	$62.4
Core combined ratio (1)	95.4%	91.4%
Annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders	12.9%	15.4%
Book value per common share (2)	$15.73	$14.92
Book value per diluted common share (2)	$15.37	$14.60
Tangible book value per diluted common share (1) (2)	$14.21	$13.42
(1)Core underwriting income, Core net services income, Core income and Core combined ratio are non-GAAP financial measures. See definitions in “Non-GAAP Financial Measures” and reconciliations in “Segment Results” below and Note 3 “Segment reporting” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q. Tangible book value per diluted common share is a non-GAAP financial measure. See definition and reconciliation in “Non-GAAP Financial Measures.”
(2)Prior year comparatives represent amounts as of December 31, 2024.

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
Annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders for the three months ended March 31, 2025 and 2024 was calculated as follows:

	2025	2024
	($ in millions)
Net income available to SiriusPoint common shareholders	$57.6	$90.8
Common shareholders’ equity attributable to SiriusPoint common shareholders - beginning of period	1,737.4	2,313.9
Common shareholders’ equity attributable to SiriusPoint common shareholders - end of period	1,825.2	2,402.6
Average common shareholders’ equity attributable to SiriusPoint common shareholders	$1,781.3	$2,358.3
Annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders	12.9%	15.4%
The decrease in annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders was driven by lower net income for the three months ended March 31, 2025, primarily driven by lower underwriting income mainly resulting from the California wildfire losses incurred in the current period, as well as lower net investment income due to a lower asset base as we returned approximately $1.0 billion of capital since March 31, 2024.
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
As of March 31, 2025, book value per common share was $15.73, representing an increase of $0.81 per share, or 5.4%, from $14.92 per share as of December 31, 2024. As of March 31, 2025, book value per diluted common share was $15.37, representing an increase of $0.77 per share, or 5.3%, from $14.60 per share as of December 31, 2024. As of March 31, 2025, tangible book value per diluted common share was $14.21, representing an increase of $0.79 per share, or 5.9%, from $13.42 per share as of December 31, 2024. The increases reflect continued positive underwriting and investment results during the three months ended March 31, 2025.

Consolidated Results of Operations—Three months ended March 31, 2025 and 2024
The following table sets forth the key items discussed in the consolidated results of operations section, and the period over period change, for the three months ended March 31, 2025 and 2024:

	2025	2024	Change
	($ in millions)
Total underwriting income	$54.1	$89.6	$(35.5)
Net investment income and net realized and unrealized investment gains (losses)	70.9	79.8	(8.9)
Other revenues	29.7	27.8	1.9
Loss on settlement and change in fair value of liability-classified capital instruments	—	(15.9)	15.9
Net corporate and other expenses	(60.6)	(56.0)	(4.6)
Intangible asset amortization	(2.9)	(2.9)	—
Interest expense	(18.1)	(20.5)	2.4
Foreign exchange gains	2.2	3.7	(1.5)
Income tax (expense) benefit	(13.3)	(9.7)	(3.6)
Net income	$62.0	$95.9	$(33.9)
The key changes in our consolidated results for the three months ended March 31, 2025 compared to the prior year period are discussed below.
Underwriting results
The decrease in net underwriting results for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily driven by increased catastrophe losses from the California wildfires, partially offset by increased favorable development in Property, mainly from reserve releases relating to prior year’s catastrophe events, and in A&H, due to lower than expected reported attritional losses.
Investments
Investment Portfolio
The following is a summary of our total investments, cash and cash equivalents and restricted cash and cash equivalents as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	($ in millions)
Debt securities, available for sale	$4,635.2	$5,131.0
Debt securities, trading	117.6	162.2
Total debt securities (1)	4,752.8	5,293.2
Short-term investments	48.2	95.8
Other long-term investments	317.7	316.5
Total investments	5,118.7	5,705.5
Cash and cash equivalents	740.3	682.0
Restricted cash and cash equivalents (2)	184.9	212.6
Total invested assets and cash(1)	$6,043.9	$6,600.1
(1)Includes $618.7 million of investments in the Third Point Optimized Credit portfolio (“TPOC Portfolio”) as of March 31, 2025 (December 31, 2024 - $595.8 million).
(2)Primarily consists of cash and fixed income securities such as U.S. Treasuries, money markets funds, and sovereign debt, securing our contractual obligations under certain (re)insurance contracts that we will not be released from until the underlying risks have expired or have been settled.
The decrease in total invested assets and cash was primarily driven by the use of $483.0 million of investments to fund the share repurchase from CM Bermuda Limited (“CM Bermuda”) under a securities purchase agreement entered into in

December 2024, partially offset by a $32.7 million gain on the AFS portfolio, primarily driven by changes in the Federal Reserve’s monetary policies, and reinvestment of cash generated from investment income and underwriting operations.
The duration of our fixed income portfolio, excluding cash and cash equivalents, is 3 years (December 31, 2024 - 2.8 years). The increase from the comparative period is due to our effort to match our asset duration with economic liabilities in the current interest rate environment. The average credit rating of our investment portfolio is “AA-” as of March 31, 2025 (December 31, 2024 - “AA-”) with no defaults in the investment portfolio.
The following table provides a breakdown of structured products between investment and non-investment grade securities as of March 31, 2025 and December 31, 2024. These are fixed income investments which are included in debt securities in the table above. Refer to Note 6 “Investments” to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for further discussion of these securities.

	March 31, 2025		December 31, 2024
	Investment Grade (1)	Non-investment Grade (2)	Investment Grade (1)	Non-investment Grade (2)
	($ in millions)
Asset-backed securities	$536.0	$99.8	$719.4	$33.7
Collateralized loan obligations	389.0	2.1	447.5	2.2
Total asset-backed securities	925.0	101.9	1,166.9	35.9
Agency residential mortgage-backed securities	772.5	—	852.2	—
Non-agency residential mortgage-backed securities	177.3	29.1	159.1	11.2
Total residential mortgage-backed securities	949.8	29.1	1,011.3	11.2
Agency commercial mortgage-backed securities	49.6	—	48.6	—
Non-agency commercial mortgage-backed securities	166.4	0.7	226.8	0.9
Total commercial mortgage-backed securities	216.0	0.7	275.4	0.9
Total mortgage-backed securities	1,165.8	29.8	1,286.7	12.1
Total asset and mortgage-backed securities	$2,090.8	$131.7	$2,453.6	$48.0
(1)Investment grade securities are considered rated BBB or higher.
(2)Non-investment grade securities are considered rated below BBB.
Investment Results
The following is a summary of the results from investments and cash for the three months ended March 31, 2025 and 2024:

	2025	2024
	($ in millions)
Gross investment income	$76.5	$82.7
Change in fair value of trading portfolio (1)	5.1	4.7
Net realized investment losses	(5.4)	(3.7)
Investment results	76.2	83.7
Investment expenses	(5.3)	(3.9)
Total net investment income and net realized and unrealized investment gains (losses)	$70.9	$79.8
(1)Trading portfolio is inclusive of all non-AFS designated investments in the investment portfolio.

The following is a summary of the results from investments by investment classification for the three months ended March 31, 2025 and 2024:

	2025	2024
	($ in millions)
Debt securities, available for sale	$58.8	$63.7
Debt securities, trading	3.5	8.8
Short-term investments	1.1	4.4
Other long-term investments	2.5	0.5
Derivative instruments	(0.2)	1.3
Net investment income and net realized and unrealized investment gains (losses) before other investment expenses and investment income on cash and cash equivalents	65.7	78.7
Investment expenses	(5.3)	(3.9)
Net investment income on cash and cash equivalents	10.5	5.0
Net investment income and net realized and unrealized investment gains (losses)	$70.9	$79.8
Net investment income and net realized and unrealized investment gains (losses) for the three months ended March 31, 2025 and 2024 were mainly driven by interest income of $63.4 million and $76.9 million, respectively, on our debt securities and short-term investments. The decrease is driven by a lower asset base after executing various share repurchase transactions in 2024 and 2025.
Refer to Part I, Item 3. “Quantitative and Qualitative Disclosures about Market Risks” of this Form 10-Q for a discussion of certain risks and factors that could adversely impact our investments results.
Other Revenues
For the three months ended March 31, 2025, other revenues primarily consisted of $31.9 million of service fee revenue from MGAs compared to $28.7 million of service fee revenue from MGAs for the three months ended March 31, 2024. The increase in service fee revenue for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 is primarily driven by increases in the travel insurance business of International Medical Group, Inc. (“IMG”).
Loss on Settlement and Change in Fair Value of Liability Classified Instruments
For the three months ended March 31, 2025, we did not incur a loss on settlement and change in fair value of liability classified instruments as all instruments were previously settled or exercised, compared to a loss of $15.9 million for the three months ended March 31, 2024 due to the change in fair value of the Merger Warrants primarily driven by the increase in our share price.
Net Corporate and Other Expenses
Net corporate and other expenses include costs associated with operating as a publicly-traded company and non-underwriting activities, including services expenses from our MGA subsidiaries, and current expected credit losses from our insurance and reinsurance balances receivable and loss and loss adjustment expenses recoverable.
The increase in net corporate and other expenses for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily driven by fees associated with nonrecurring projects.
This increase was partially offset by a decrease in services expenses of $43.1 million for the three months ended March 31, 2025 compared to $46.0 million for the three months ended March 31, 2024, primarily driven by the deconsolidation of Arcadian Risk Capital Ltd. (“Arcadian”). Effective June 30, 2024, we deconsolidated Arcadian when our management and Arcadian consented to certain amendments to the shareholders’ agreement and termination of the unsecured promissory note which resulted in our Company ceasing to have control over Arcadian.

Amortization of Intangible Assets
Amortization of intangible assets for the three months ended March 31, 2025 was $2.9 million (2024 - $2.9 million). The amortization patterns are based on the period over which they are expected to generate future net cash inflows from the use of the underlying intangible assets.
Interest Expense
Interest expense and finance costs are related to interest due on our senior and subordinated notes, as well as interest associated with certain reinsurance contracts. Interest expense for the three months ended March 31, 2025 was $18.1 million compared to $20.5 million for the three months ended March 31, 2024. The decrease was primarily driven by lower funds withheld interest on the loss portfolio transfer entered into with Pallas Reinsurance Company Ltd. in 2023 (the “2023 LPT”) for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, partially offset by funds withheld interest on the loss portfolio transfer with Clarendon National Insurance Company which was completed in October 2024 (the “2024 LPT”).
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
The foreign exchange gains for the three months ended March 31, 2025 of $2.2 million were primarily driven by the impact of certain foreign exchange exposures related to our underwriting activities, partially offset by the impact of our currency hedges. The foreign exchange gains of $3.7 million for the three months ended March 31, 2024 were primarily due to $5.8 million of foreign exchange gains from our international operations.
Additional foreign currency gains (losses) were recorded as part of the investments results. See Note 7 “Total net investment income and net realized and unrealized investment gains” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q.
On an aggregate basis, the effects of foreign exchange resulted in gains to net income of $0.8 million, as well as charges to comprehensive income of $2.2 million, for the three months ended March 31, 2025.
Income Tax Expense
The increase in income tax expense for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 despite the decrease in pre-tax income is a result of higher income in higher taxed jurisdictions. Further, as of January 1, 2025, a 15% corporate income tax is applied to the Company’s Bermuda operations as a result of the enactment of the Corporate Income Tax Act 2023.
Segment Results — Three months ended March 31, 2025 and 2024
The determination of our reportable segments is based on the manner in which management monitors the performance of our operations. We classify our business into two reportable segments - Reinsurance and Insurance & Services. Collectively, the sum of these two segments constitute “Core” results. Core underwriting income, Core net services income, Core income and Core combined ratio are non-GAAP financial measures. We believe it is useful to review Core results as it better reflects how management views the business and reflects our decision to exit the runoff business. The sum of Core results and Corporate results are equal to the consolidated results of operations.
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

The following tables set forth the operating segment results and ratios for the three months ended March 31, 2025 and 2024:

	Three months ended March 31, 2025
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
	($ in millions)
Gross premiums written	$354.8	$635.1	$989.9	$—	$(5.2)	$—	$984.7
Net premiums written	268.5	483.5	752.0	—	(9.0)	—	743.0
Net premiums earned	289.6	336.2	625.8	—	0.9	—	626.7
Loss and loss adjustment expenses incurred, net	195.3	209.9	405.2	(2.0)	(1.4)	—	401.8
Acquisition costs, net	67.1	87.3	154.4	(28.0)	3.3	—	129.7
Other underwriting expenses	18.8	18.9	37.7	—	3.4	—	41.1
Underwriting income (loss)	8.4	20.1	28.5	30.0	(4.4)	—	54.1
Services revenues	—	62.1	62.1	(30.2)	—	(31.9)	—
Services expenses	—	43.1	43.1	—	—	(43.1)	—
Net services fee income	—	19.0	19.0	(30.2)	—	11.2	—
Services noncontrolling income	—	(0.1)	(0.1)	—	—	0.1	—
Net services income	—	18.9	18.9	(30.2)	—	11.3	—
Segment income (loss)	$8.4	$39.0	$47.4	$(0.2)	$(4.4)	$11.3	$54.1

Attritional losses	$164.0	$207.6	$371.6	$(2.0)	$(1.5)	$—	$368.1
Catastrophe losses	63.1	4.8	67.9	—	—	—	67.9
Prior year loss reserve development	(31.8)	(2.5)	(34.3)	—	0.1	—	(34.2)
Loss and loss adjustment expenses incurred, net	$195.3	$209.9	$405.2	$(2.0)	$(1.4)	$—	$401.8

Underwriting Ratios: (1)
Attritional loss ratio	56.6%	61.7%	59.3%				58.8%
Catastrophe loss ratio	21.8%	1.4%	10.9%				10.8%
Prior year loss development ratio	(11.0)%	(0.7)%	(5.5)%				(5.5)%
Loss ratio	67.4%	62.4%	64.7%				64.1%
Acquisition cost ratio	23.2%	26.0%	24.7%				20.7%
Other underwriting expenses ratio	6.5%	5.6%	6.0%				6.6%
Combined ratio	97.1%	94.0%	95.4%				91.4%
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

	Three months ended March 31, 2024
	Reinsurance	Insurance & Services	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
	($ in millions)
Gross premiums written	$356.4	$524.3	$880.7	$—	$25.9	$—	$906.6
Net premiums written	290.1	337.1	627.2	—	12.1	—	639.3
Net premiums earned	253.6	264.2	517.8	—	76.0	—	593.8
Loss and loss adjustment expenses incurred, net	124.6	176.5	301.1	(1.4)	17.8	—	317.5
Acquisition costs, net	69.8	65.2	135.0	(33.2)	43.1	—	144.9
Other underwriting expenses	19.3	18.1	37.4	—	4.4	—	41.8
Underwriting income	39.9	4.4	44.3	34.6	10.7	—	89.6
Services revenues	—	65.8	65.8	(37.1)	—	(28.7)	—
Services expenses	—	46.0	46.0	—	—	(46.0)	—
Net services fee income	—	19.8	19.8	(37.1)	—	17.3	—
Services noncontrolling income	—	(1.7)	(1.7)	—	—	1.7	—
Net services income	—	18.1	18.1	(37.1)	—	19.0	—
Segment income	$39.9	$22.5	$62.4	$(2.5)	$10.7	$19.0	$89.6

Attritional losses	$134.9	$174.2	$309.1	$(1.4)	$48.7	$—	$356.4
Prior year loss reserve development	(10.3)	2.3	(8.0)	—	(30.9)	—	(38.9)
Loss and loss adjustment expenses incurred, net	$124.6	$176.5	$301.1	$(1.4)	$17.8	$—	$317.5

Underwriting Ratios: (1)
Attritional loss ratio	53.2%	65.9%	59.7%				60.0%
Prior year loss development ratio	(4.1)%	0.9%	(1.6)%				(6.5)%
Loss ratio	49.1%	66.8%	58.1%				53.5%
Acquisition cost ratio	27.5%	24.7%	26.1%				24.4%
Other underwriting expenses ratio	7.6%	6.9%	7.2%				7.0%
Combined ratio	84.2%	98.4%	91.4%				84.9%
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
Core Premium Volume
Gross premiums written increased by $109.2 million, or 12.4%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Net premiums written increased by $124.8 million, or 19.9%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Net premiums earned increased by $108.0 million, or 20.9%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increases in premium volume were primarily driven by our Insurance & Services segment, including growth across A&H, expansion of Surety within our Other Specialties business line and continued strategic organic and new program growth in our international business.
Core Underwriting Results
The decrease in net underwriting results of $15.8 million was primarily driven by increased catastrophe losses, partially offset by increased favorable development and lower attritional losses. Catastrophe losses were $67.9 million, or 10.9 percentage points on the combined ratio, for the three months ended March 31, 2025 primarily from the California wildfires, compared to minimal losses for the three months ended March 31, 2024. For the three months ended March 31, 2025 favorable prior year loss reserve development was $34.3 million primarily driven by favorable development in Property, mainly from reserve releases relating to prior year’s catastrophe events, as well as favorable development in A&H, due to lower than expected reported attritional losses, compared to $8.0 million for the three months ended March 31, 2024 driven by decreased ultimate losses in the Credit reinsurance portfolio.
Core Services Results
Services revenues decreased to $62.1 million for the three months ended March 31, 2025 compared to $65.8 million for the three months ended March 31, 2024, primarily due to the deconsolidation of Arcadian, partially offset by higher services revenues in IMG from increased demand for its travel products and services.
Net services fee income and net services income remained stable for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Service margin, which is calculated as Net service fee income as a percentage of services revenues, increased to 30.6% for the three months ended March 31, 2025 from 30.1% for the three months ended March 31, 2024.
Reinsurance Segment
The Reinsurance segment predominantly underwriters Casualty, Property and Other Specialties lines of business on a worldwide basis. The following table sets forth underwriting results and ratios, and the period over period changes for the Reinsurance segment, for the three months ended March 31, 2025 and 2024:

	2025	2024	Change
	($ in millions)
Gross premiums written	$354.8	$356.4	$(1.6)
Net premiums written	268.5	290.1	(21.6)
Net premiums earned	289.6	253.6	36.0
Loss and loss adjustment expenses incurred, net	195.3	124.6	70.7
Acquisition costs, net	67.1	69.8	(2.7)
Other underwriting expenses	18.8	19.3	(0.5)
Underwriting income	$8.4	$39.9	$(31.5)

Underwriting ratios: (1)
Loss ratio	67.4%	49.1%	18.3%
Acquisition cost ratio	23.2%	27.5%	(4.3)%
Other underwriting expense ratio	6.5%	7.6%	(1.1)%
Combined ratio	97.1%	84.2%	12.9%
(1)Underwriting ratios are calculated by dividing the related expense by net premiums earned.
Premium Volume
Gross premiums written in the Reinsurance segment decreased by $1.6 million, or 0.4%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily driven by reduced premiums written in Casualty reflecting underwriting actions to improve profitability, partially offset by increased reinstatement premiums of $8.9 million related to Property Catastrophe business.
Underwriting Results
The decrease in net underwriting results for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily driven by increased catastrophe losses of $63.1 million or 21.8 percentage points on the combined ratio, primarily from the California wildfires, compared to minimal losses for the three months ended March 31, 2024. This was partially offset by increased favorable prior year development of $31.8 million for the three months ended March 31, 2025 primarily driven by favorable development in Property, mainly from reserve releases relating to prior year’s catastrophe events, compared to $10.3 million for the three months ended March 31, 2024 primarily driven by decreased ultimate losses in the Credit reinsurance portfolio.

Insurance & Services Segment
Through the Insurance & Services segment, we underwrite primary insurance in a number of sectors. With deep expertise and global reach, we offer innovative insurance solutions to meet the changing risk circumstances of our clients every day. The Insurance & Services segment includes Accident & Health, Property & Casualty, and Other Specialties.
As of March 31, 2025, we have equity stakes in 20 entities (MGAs, Insurtech and Other), which underwrite or distribute a wide range of lines of business, including general liability, professional liability, directors & officers, credit and bond, cyber, commercial automobile, workers’ compensation, accident & health, and other specialty insurance classes. As of March 31, 2025, we consolidated three MGAs in our financial statements: ArmadaCorp Capital, LLC (“Armada”), Alta Signa Holdings (“Alta Signa”) and IMG. Effective June 30, 2024, we deconsolidated Arcadian when our management and Arcadian consented to certain amendments to the shareholders’ agreement and termination of the unsecured promissory note which resulted in our Company ceasing to have control over Arcadian. There has been no change to our underwriting relationship with Arcadian. We provide underwriting capacity in the form of insurance or reinsurance to 10 non-consolidated entities in addition to the three consolidated MGAs. We also have investment stakes in 7 other entities where we have no underwriting relationships. The investment interests in the non-consolidated entities are included in strategic investments within Other long term investments on the consolidated balance sheet.
The following table sets forth underwriting results, net MGA results, and ratios for the segment results, and the period over period changes, for the three months ended March 31, 2025 and 2024:

	2025	2024	Change
	($ in millions)
Gross premiums written	$635.1	$524.3	$110.8
Net premiums written	483.5	337.1	146.4
Net premiums earned	336.2	264.2	72.0
Loss and loss adjustment expenses incurred, net	209.9	176.5	33.4
Acquisition costs, net	87.3	65.2	22.1
Other underwriting expenses	18.9	18.1	0.8
Underwriting income	20.1	4.4	15.7
Services revenues	62.1	65.8	(3.7)
Services expenses	43.1	46.0	(2.9)
Net services fee income	19.0	19.8	(0.8)
Services noncontrolling income	(0.1)	(1.7)	1.6
Net services income	18.9	18.1	0.8
Segment income	$39.0	$22.5	$16.5

Underwriting ratios: (1)
Loss ratio	62.4%	66.8%	(4.4)%
Acquisition cost ratio	26.0%	24.7%	1.3%
Other underwriting expense ratio	5.6%	6.9%	(1.3)%
Combined ratio	94.0%	98.4%	(4.4)%
(1)Underwriting ratios are calculated by dividing the related expense by net premiums earned.
Premium Volume
Gross premiums written increased by $110.8 million, or 21.1%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily driven by growth across A&H, expansion of Surety within our Other Specialties business line and continued strategic organic and new program growth in our international business.
Consolidated MGAs
Gross premiums written by the consolidated MGAs in the aggregate decreased by $59.6 million, or 38.2%, to $96.5 million for the three months ended March 31, 2025 compared to $156.1 million for the three months ended March 31, 2024, primarily resulting from the deconsolidation of Arcadian. Excluding Arcadian, gross premiums written by the consolidated MGAs increased by $27.5 million, or 39.8% from increases at both IMG and Armada.

Book value for the consolidated MGAs was $83.2 million as of March 31, 2025, compared to $90.1 million as of December 31, 2024.
Underwriting Results
The improvement in underwriting income of $15.7 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily driven by our decreased loss ratio mainly from lower attritional losses, as well as net favorable prior year loss reserve development of $2.5 million for the three months ended March 31, 2025, mainly in A&H, compared to net adverse prior year loss reserve development of $2.3 million for the three months ended March 31, 2024.
Services Results
The decrease in services revenues of $3.7 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was driven by the deconsolidation of Arcadian. Excluding Arcadian, services revenue increased by $5.7 million primarily driven by IMG from increased demand for its travel products and services.
Net services income remained stable for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Corporate
Corporate includes the results of all runoff business, which represents certain classes of business that we no longer actively underwrite, including the effects of the restructuring of the underwriting platform announced in 2022 and certain reinsurance contracts that have interest crediting features. Corporate results also include asbestos and environmental and other latent liability exposures on a gross basis, which have mostly been ceded, as well as specific workers’ compensation and cyber programs which we no longer write. The following table sets forth underwriting results and the period over period changes for the three months ended March 31, 2025 and 2024:

	2025	2024	Change
	($ in millions)
Gross premiums written	$(5.2)	$25.9	$(31.1)
Net premiums written	(9.0)	12.1	(21.1)
Net premiums earned	0.9	76.0	(75.1)
Loss and loss adjustment expenses incurred, net	(1.4)	17.8	(19.2)
Acquisition costs, net	3.3	43.1	(39.8)
Other underwriting expenses	3.4	4.4	(1.0)
Underwriting income (loss)	$(4.4)	$10.7	$(15.1)
The changes in premium volume for the three months ended March 31, 2025 are primarily driven by the decreases in business from specific workers’ compensation and cyber programs that were placed in runoff in the first quarter of 2024 and are expected to have limited volume in 2025.
The decrease in underwriting income for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 is primarily the result of decreased underwriting activity following the runoff existing portfolios.
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
Core net services income - consists of services revenues which include commissions, brokerage and fee income related to consolidated MGAs, and other revenues, as well as services expenses which include direct expenses related to consolidated MGAs and services noncontrolling income which represent minority ownership interests in consolidated MGAs. Net services income is a key indicator of the profitability of the Company's services provided.
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
See Note 3 “Segment reporting” to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information and a calculation of Core results.
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
The following table sets forth the computation of book value per common share, book value per diluted common share and tangible book value per diluted common share as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	($ in millions, except share and per share amounts)
Common shareholders’ equity attributable to SiriusPoint common shareholders	$1,825.2	$1,737.4
Intangible assets	137.9	140.8
Tangible common shareholders' equity attributable to SiriusPoint common shareholders	$1,687.3	$1,596.6

Common shares outstanding	116,020,526	116,429,057
Effect of dilutive stock options, restricted share units and warrants	2,708,756	2,559,359
Book value per diluted common share denominator	118,729,282	118,988,416

Book value per common share	$15.73	$14.92
Book value per diluted common share	$15.37	$14.60
Tangible book value per diluted common share	$14.21	$13.42

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
For additional commitments and contingencies that may affect our liquidity requirements see Note 17 “Commitments and contingencies” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q.
Dividend Capacity and Capital
We are subject to regulatory and other constraints that affect our ability to pay dividends. During the three months ended March 31, 2025, SiriusPoint declared and paid dividends of $4.0 million to the Series B preference shareholders (2024 - $4.0 million). During the three months ended March 31, 2025, SiriusPoint did not pay any dividends to its common shareholders.
For the three months ended March 31, 2025, SiriusPoint received $425.0 million (2024 - none) of distributions from SiriusPoint Bermuda Insurance Company Ltd. (“SiriusPoint Bermuda”), its immediate wholly-owned subsidiary. We believe the dividend/distribution capacity of SiriusPoint’s subsidiaries, which was approximately $712.7 million as of December 31, 2024, provides SiriusPoint with sufficient liquidity for the foreseeable future. For a further discussion of the various restrictions on SiriusPoint Bermuda’s ability to pay dividends, see Part I, Item 1 “Business - Regulation” in our 2024 Form 10-K.
In addition to the regulatory and other contractual constraints to paying dividends, we manage the capital of the group and each of our operating subsidiaries to support our current ratings from AM Best, Fitch, S&P and Moody’s. This could further reduce the ability and amount of dividends that could be paid from subsidiaries to SiriusPoint. In addition, the Company annually files the prescribed form of capital and solvency return, which comprises the insurer’s Bermuda Solvency Capital Requirement (“BSCR”) model. The BSCR model is a risk-based capital model which provides a method for determining a Class 3A and Class 4 insurer’s capital requirements (statutory economic capital and surplus) by taking into account the risk characteristics of different aspects of the Class 3A and Class 4 insurer’s business. We are currently completing our group BSCR for the year ended December 31, 2024, which must be filed with the BMA on or before May 31, 2025. The Company’s estimated 2024 BSCR ratio is 228%. The Company is also currently completing its first quarter 2025 Bermuda Quarterly Financial Return, with an estimated ratio of 227%.
Sources of Liquidity
Our operating subsidiaries sources of liquidity have primarily consisted of net premiums written, reinsurance recoveries, investment income and proceeds from sales of or dividends or distributions attributable to investments. Other potential sources of liquidity include borrowings under our credit facilities and issuances of securities.
Effective December 19, 2024, we entered into a four-year, $400.0 million senior unsecured revolving credit facility (the “Facility”) with JPMorgan Chase Bank, N.A. as administrative agent. The Facility includes an option for the Company to request a 12-month extension, subject to satisfaction of certain conditions including, but not limited to, the consent of lenders representing a majority-in-interest of commitments, of the Facility maturity date. Subject to customary conditions precedent upon any borrowing request, the Facility provides access to loans for working capital and general corporate purposes, as well as letters of credit to support obligations under insurance and reinsurance agreements, retrocessional agreements and for general corporate purposes. As of March 31, 2025, the Company was in compliance with all of the covenants under the Facility and there were no outstanding borrowings under the Facility.
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
The following table represents a summary of our debt obligations as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Amount	Effective rate (1)	Amount	Effective rate (1)
2024 Senior Notes, at face value	400.0	7.4%	400.0	7.4%
Unamortized discount and issuance costs	(4.9)		(5.2)
2024 Senior Notes, carrying value	395.1		394.8
2017 SEK Subordinated Notes, at face value	$273.7	7.1%	$249.2	7.9%
Unamortized discount	(5.3)		(4.9)
2017 SEK Subordinated Notes, carrying value	268.4		244.3
Total debt	$663.5		$639.1
(1)Effective rate considers the effect of the debt issuance costs, discount, and premium.
For further details and discussion with respect to the 2024 Senior Notes and 2017 SEK Subordinated Notes, please refer to Note 13 “Debt and letter of credit facilities” of Part II, Item 8. “Financial Statements and Supplementary Data” included in our 2024 Form 10-K.
Debt Covenants
As of March 31, 2025, we were in compliance with all of the covenants under the 2024 Senior Notes and the 2017 SEK Subordinated Notes.
Series B Preference Shares
We have 8,000,000 of Series B preference shares outstanding, par value $0.10, which are listed on the New York Stock Exchange under the symbol “SPNT PB.” Dividends on the Series B preference shares are cumulative and payable quarterly in arrears at an initial rate of 8.0%.
As of March 31, 2025, the carrying value of the Series B preference shares was $200.0 million and reflected in shareholders’ equity attributable to SiriusPoint shareholders in the consolidated balance sheets. During the three months ended March 31, 2025, the Company declared and paid dividends of $4.0 million to the Series B preference shareholders. The Company has declared and paid dividends to the Series B preference shareholders every quarter beginning June 30, 2021.
For further details and discussion with respect to the Series B preference shares, see Note 14 “Shareholders' equity” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q.
Letter of Credit Facilities
As of March 31, 2025, letters of credit in the amount of $1,130.8 million had been issued. Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements and a minimum rating from rating agencies. Each restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists under any of the letter of credit facilities, our subsidiaries could be prohibited from paying dividends. We were in compliance with all of the covenants under the aforementioned letter of credit facilities as of March 31, 2025.
For further details and discussion with respect to letter of credit facilities, see Note 12 “Debt and letter of credit facilities” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q.
Cash Secured Letter of Credit Agreements
Under the cash secured letter of credit facilities, we provide collateral that consists of cash and cash equivalents and debt securities. As of March 31, 2025, total cash and cash equivalents and debt securities with a fair value of $1,330.4 million were pledged as collateral against the letters of credit issued.
We believe that we have adequate capacity between our existing cash secured letter of credit agreements as well as available investments to post in reinsurance trusts to meet our collateral obligations under our existing and future reinsurance business.
For further details and discussion with respect to cash secured letter of credit agreements, see Note 12 “Debt and letter of credit facilities” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q.
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
Restricted cash and cash equivalents and restricted investments decreased by $32.0 million, or 1.3%, to $2,395.6 million as of March 31, 2025 from $2,427.6 million as of December 31, 2024. The decrease was primarily due to a decrease in investments securing reinsurance contracts and letters of credit.
For additional information on restricted cash, cash equivalents and investments, see Note 4 “Cash, cash equivalents, restricted cash and restricted investments” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q.
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
Operating, investing and financing cash flows for the three months ended March 31, 2025 and 2024 were as follows:

	2025	2024
	($ in millions)
Net cash provided by (used in) operating activities	$(88.9)	$58.8
Net cash provided by (used in) investing activities	610.9	(80.8)
Net cash provided by (used in) financing activities	(491.4)	7.1
Net increase (decrease) in cash, cash equivalents and restricted cash	30.6	(14.9)
Cash, cash equivalents and restricted cash at beginning of period	894.6	1,101.3
Cash, cash equivalents and restricted cash at end of period	$925.2	$1,086.4

Operating Activities
Cash flows used in operating activities can fluctuate due to timing differences between the collection of premiums and reinsurance recoverables, the payment of losses and loss expenses, and the payment of premiums to reinsurers. The change in cash flows in operating activities for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily driven by a decrease in the collection of premiums, as well as payments related to California wildfire claims.
Investing Activities
Cash flows provided by investing activities for the three months ended March 31, 2025 are driven by higher proceeds from sales and maturities of debt securities compared to purchases during the period. Cash flows used in investing activities for the three months ended March 31, 2024 were driven by changes in our investment portfolio, primarily purchases and sales of fixed income and short term investments.
Financing Activities
Cash flows used in financing activities for the three months ended March 31, 2025 primarily consisted of $490.8 million in payments for share repurchases. Cash flows provided by financing activities for the three months ended March 31, 2024 primarily consisted of $15.6 million of proceeds from the exercise of options, partially offset by $4.0 million for cash dividends paid to preference shareholders and $3.0 million for payments on deposit liability contracts.
Financial Condition
As of March 31, 2025, total shareholders’ equity was $2,026.7 million, compared to $1,938.8 million as of December 31, 2024. The increase was due to net income of $57.6 million and accumulated other comprehensive income from unrealized gains from AFS debt securities of $32.7 million for the three months ended March 31, 2025.
Contractual Obligations
There have been no material changes to our contractual obligations from our 2024 Form 10-K.
Critical Accounting Policies and Estimates
For a summary of our significant accounting and reporting policies, please refer to Note 2 “Significant accounting policies” of Part II, Item 8. “Financial Statements and Supplementary Data” included in our 2024 Form 10-K.
Our consolidated financial statements are prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions. As of December 31, 2024, the accounting policies that required the most significant judgments and estimations by management were: (1) premium revenue recognition, (2) loss and loss adjustment expense reserves, (3) fair value measurements related to our investments and (4) income taxes. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material adverse effect on our results of operations and financial condition. Refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2024 Form 10-K.
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
The following table summarizes the estimated effects of hypothetical increases and decreases in market interest rates on our debt securities as of March 31, 2025:

	Fair value	Assumed change in interest rate	Estimated fair value after change in interest rate	Pre-tax increase (decrease) in carrying value
	($ in millions)
Debt securities	$4,752.8	300 bp decrease	5,096.9	$344.1
		200 bp decrease	4,982.2	229.4
		100 bp decrease	4,867.5	114.7
		50 bp decrease	4,810.1	57.3
		50 bp increase	4,682.0	(70.8)
		100 bp increase	4,611.2	(141.6)
		200 bp increase	4,469.5	(283.3)
		300 bp increase	4,327.9	$(424.9)
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
Interest payments on our 2017 SEK Subordinated Notes are required to be serviced in Swedish kronor by reference to Stockholm Interbank Offered Rate, a floating interest rate benchmark. This benchmark rate has decreased year to date and it is possible that it will continue to do so, which could result in changes to our interest expense.
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
The following table summarizes the estimated effects of a hypothetical 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have had on the carrying value of our net assets as of March 31, 2025:

	10% increase	10% decrease
	($ in millions)
Swedish Krona to U.S. Dollar	$(0.5)	$0.5
British Pound to U.S. Dollar	5.7	(5.7)
Swiss Franc to U.S. dollar	(0.1)	0.1
Euro to U.S. Dollar	(11.1)	11.1
Canadian Dollar to U.S. Dollar	$0.2	$(0.2)

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2025. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. Risk Factors
Our business is subject to a number of risks, including those described in the Company’s risk factors disclosed in Part I, Item 1A of our 2024 Form 10-K, that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, cash flows and results of operations.
We may be adversely impacted by inflation and the changing tariff landscape.
Economies around the world continue to experience heightened levels of inflation. Inflation can be caused by any number of factors including, but not limited to, expansionary monetary policy and deficit spending by the government, rising wages, an imbalance of the supply and demand for goods, supply chain disruptions and the imposition of tariffs. Recently, the U.S. administration imposed and/or announced (and in some cases postponed) tariffs on imports from various countries and on certain products, which may lead to retaliatory tariffs on U.S. exports, unpredictable economic consequences including inflation, trade wars and capital market volatility. In operating our business, we are continuing to experience the effects of inflation, along with potential further economic impact from the changing tariff landscape. Furthermore, our business, like those of other insurers and reinsurers, are susceptible to the effects of inflation because premiums are established before the ultimate amounts of losses and loss expenses are known. Although we consider the potential effects of inflation when setting premium rates, premiums may not fully offset the effects of inflation and thereby essentially result in underpricing the risks we insure and reinsure. Loss reserves include assumptions about future payments for settlement of claims and claims-

handling expenses, such as the value of replacing property, associated labor costs for the property business we write and litigation costs. To the extent inflation causes costs to increase above loss reserves established for claims, we will be required to increase loss reserves with a corresponding reduction in net income in the period in which the deficiency is identified, which may have a material adverse effect on our results of operations or financial condition. Unanticipated higher inflation could lead to additional interest rate increases, which would negatively impact the value of our fixed income securities and potentially other investments. The changing tariff landscape may hinder economic growth that may in turn impact our credit and mortgage business. Heightened market volatility could lead to a rise in credit spread which could impact the company’s short-term capital and liquidity positions. To the extent higher inflation could lead to currency fluctuations, we may also experience increased volatility in foreign exchange gains and losses in our financial statements.
Except as otherwise set forth above, there have been no material changes to the risk factors disclosed in our 2024 Form 10-K.
ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
On February 27, 2025, the Company completed a previously announced transaction with CM Bermuda and repurchased 45,720,732 of its common shares from CM Bermuda at $14.25 per common share. This share repurchase was accounted for during the year ended December 31, 2024 in accordance with U.S. GAAP. For further detail on this transaction, please refer to Note 3 “Significant Transactions” of Part II, Item 8. “Financial Statements and Supplementary Data” included in our 2024 Form 10-K.
Also on February 27, 2025, the Company repurchased 500,000 of its common shares from Daniel S. Loeb at the public offering price of $14.00 per common share.
As of March 31, 2025, a maximum value of approximately $180.8 million of common shares may yet be purchased under the share repurchase programs previously authorized on May 4, 2016, February 28, 2018, and July 31, 2024.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
During the three months ended March 31, 2025, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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
Date: May 5, 2025
/s/ Scott Egan
Scott Egan
Chief Executive Officer
(Principal Executive Officer)

/s/ Jim McKinney
Jim McKinney
Chief Financial Officer
(Principal Financial Officer)

/s/ Evan Cabat
Evan Cabat
Chief Accounting Officer
(Principal Accounting Officer)