Form 10-Q
period 2025-09-30
SiriusPoint Ltd
filed 2025-10-30
CIK 1576018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐
As of October 29, 2025, the registrant had 116,814,640 common shares issued and outstanding.

SiriusPoint Ltd.

PART I - Financial Information
ITEM 1. Financial Statements
SIRIUSPOINT LTD.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of September 30, 2025 and December 31, 2024
(expressed in millions of U.S. dollars, except per share and share amounts)

	September 30, 2025	December 31, 2024
Assets
Debt securities, available for sale, at fair value, net of allowance for credit losses of $0.0 (2024 - $1.1) (cost - $5,097.3; 2024 - $5,143.8)	$5,145.6	$5,131.0
Debt securities, trading, at fair value (cost - $119.5; 2024 - $187.3)	98.7	162.2
Short-term investments, at fair value (cost - $24.3; 2024 - $95.3)	24.6	95.8
Other long-term investments, at fair value (cost - $432.8; 2024 - $438.2) (includes related party investments at fair value of $221.5 (2024 - $217.2))	318.3	316.5
Total investments	5,587.2	5,705.5
Cash and cash equivalents	582.4	682.0
Restricted cash and cash equivalents	135.3	212.6
Due from brokers	10.0	11.2
Interest and dividends receivable	43.9	44.0
Insurance and reinsurance balances receivable, net	2,291.4	2,054.4
Deferred acquisition costs, net	381.1	327.5
Unearned premiums ceded	487.1	463.9
Loss and loss adjustment expenses recoverable, net	2,162.9	2,315.3
Deferred tax asset	282.2	297.0
Intangible assets	123.6	140.8
Other assets	330.0	270.7
Assets held for sale	43.1	—
Total assets	$12,460.2	$12,524.9
Liabilities
Loss and loss adjustment expense reserves	$5,811.7	$5,653.9
Unearned premium reserves	1,867.9	1,639.2
Reinsurance balances payable	1,492.1	1,781.6
Deferred gain on retroactive reinsurance	—	8.5
Debt	682.5	639.1
Due to brokers	27.5	18.0
Deferred tax liability	78.5	76.2
Share repurchase liability	—	483.0
Other liabilities	263.2	286.6
Liabilities held for sale	25.8	—
Total liabilities	10,249.2	10,586.1
Commitments and contingent liabilities (refer to Note 18)
Shareholders’ equity
Series B preference shares (par value $0.10; authorized and issued: 8,000,000)	200.0	200.0
Common shares (issued and outstanding: 116,807,497; 2024 - 116,429,057)	11.7	11.6
Additional paid-in capital	957.4	945.0
Retained earnings	988.5	784.9
Accumulated other comprehensive income (loss), net of tax	52.3	(4.1)
Shareholders’ equity attributable to SiriusPoint shareholders	2,209.9	1,937.4
Noncontrolling interests	1.1	1.4
Total shareholders’ equity	2,211.0	1,938.8
Total liabilities, noncontrolling interests and shareholders’ equity	$12,460.2	$12,524.9

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
For the three and nine months ended September 30, 2025 and 2024
(expressed in millions of U.S. dollars, except per share and share amounts)

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenues
Net premiums earned	$647.7	$568.9	$1,926.4	$1,753.2
Net investment income	66.5	77.7	205.9	234.7
Net realized and unrealized investment gains (losses)	6.2	14.8	6.6	(39.1)
Net investment income and net realized and unrealized investment gains (losses)	72.7	92.5	212.5	195.6
Other revenues	35.5	18.1	92.5	164.8
Loss on settlement and change in fair value of liability-classified capital instruments	—	(117.3)	—	(122.6)
Total revenues	755.9	562.2	2,231.4	1,991.0
Expenses
Loss and loss adjustment expenses incurred, net	372.9	317.5	1,147.3	999.4
Acquisition costs, net	139.8	117.5	410.4	382.3
Other underwriting expenses	43.6	44.9	133.0	127.8
Net corporate and other expenses	62.5	51.4	194.0	174.0
Intangible asset amortization	2.8	3.0	8.5	8.9
Interest expense	21.0	13.8	60.2	50.0
Foreign exchange losses	2.4	3.0	16.9	2.9
Total expenses	645.0	551.1	1,970.3	1,745.3
Income before income tax expense	110.9	11.1	261.1	245.7
Income tax expense	(20.2)	(2.4)	(45.1)	(26.3)
Net income	90.7	8.7	216.0	219.4
Net (income) loss attributable to noncontrolling interests	0.1	(0.2)	(0.4)	(2.2)
Net income available to SiriusPoint	90.8	8.5	215.6	217.2
Dividends on Series B preference shares	(4.0)	(4.0)	(12.0)	(12.0)
Net income available to SiriusPoint common shareholders	$86.8	$4.5	$203.6	$205.2
Earnings per share available to SiriusPoint common shareholders
Basic earnings per share available to SiriusPoint common shareholders	$0.74	$0.03	$1.75	$1.15
Diluted earnings per share available to SiriusPoint common shareholders	$0.73	$0.03	$1.71	$1.11
Weighted average number of common shares used in the determination of earnings per share
Basic	116,726,540	165,659,401	116,412,996	168,275,970
Diluted	118,817,903	172,803,298	118,655,606	174,261,326

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For the three and nine months ended September 30, 2025 and 2024
(expressed in millions of U.S. dollars)

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Comprehensive income
Net income	$90.7	$8.7	$216.0	$219.4
Other comprehensive income (loss), net of tax
Change in foreign currency translation adjustment	(3.3)	0.4	(0.1)	(1.5)
Unrealized gains (losses) from debt securities held as available for sale investments	2.2	112.2	54.0	90.4
Reclassifications from accumulated other comprehensive income (loss)	6.9	(3.1)	2.5	(10.5)
Total other comprehensive income (loss)	5.8	109.5	56.4	78.4
Comprehensive income	96.5	118.2	272.4	297.8
Net (income) loss attributable to noncontrolling interests	0.1	(0.2)	(0.4)	(2.2)
Comprehensive income available to SiriusPoint	$96.6	$118.0	$272.0	$295.6
The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
For the three and nine months ended September 30, 2025 and 2024
(expressed in millions of U.S. dollars)

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Series B preference shares
Balance, beginning of period	$200.0	$200.0	$200.0	$200.0
Issuance of preference shares, net	—	—	—	—
Balance, end of period	200.0	200.0	200.0	200.0
Common shares
Balance, beginning of period	11.7	17.1	11.6	16.8
Issuance of common shares, net	—	—	0.2	0.1
Exercise of options	—	—	—	0.2
Common shares repurchased and retired	—	(0.9)	(0.1)	(0.9)
Balance, end of period	11.7	16.2	11.7	16.2
Additional paid-in capital
Balance, beginning of period	945.8	1,713.3	945.0	1,693.0
Share compensation	11.6	4.3	19.5	8.4
Exercise of options	—	2.2	0.6	18.4
Common shares repurchased and retired	—	(128.8)	(7.7)	(128.8)
Balance, end of period	957.4	1,591.0	957.4	1,591.0
Retained earnings
Balance, beginning of period	901.7	801.7	784.9	601.0
Net income	90.7	8.7	216.0	219.4
Net (income) loss attributable to noncontrolling interests	0.1	(0.2)	(0.4)	(2.2)
Dividends on preference shares	(4.0)	(4.0)	(12.0)	(12.0)
Balance, end of period	988.5	806.2	988.5	806.2
Accumulated other comprehensive income, net of tax
Balance, beginning of period	46.5	(28.0)	(4.1)	3.1
Change in foreign currency translation adjustment
Balance, beginning of period	0.2	(6.0)	(3.0)	(4.1)
Change in foreign currency translation adjustment	(3.3)	0.4	(0.1)	(1.5)
Balance, end of period	(3.1)	(5.6)	(3.1)	(5.6)
Unrealized gains from debt securities held as available for sale investments
Balance, beginning of period	46.3	(22.0)	(1.1)	7.2
Unrealized gains from debt securities held as available for sale investments	2.2	112.2	54.0	90.4
Reclassifications from accumulated other comprehensive income (loss)	6.9	(3.1)	2.5	(10.5)
Balance, end of period	55.4	87.1	55.4	87.1
Balance, end of period	52.3	81.5	52.3	81.5
Shareholders’ equity attributable to SiriusPoint shareholders	2,209.9	2,694.9	2,209.9	2,694.9
Noncontrolling interests	1.1	1.6	1.1	1.6
Total shareholders’ equity	$2,211.0	$2,696.5	$2,211.0	$2,696.5
The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the nine months ended September 30, 2025 and 2024
(expressed in millions of U.S. dollars)

	2025	2024
Operating activities
Net income	$216.0	$219.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share compensation	24.1	15.9
Net realized and unrealized (gain) loss on investments and derivatives	(6.6)	39.1
Change in fair value of liability-classified capital instruments	—	31.9
Amortization of premium and accretion of discount, net	(28.6)	(49.8)
Amortization of intangible assets	8.5	8.9
Other items, net	39.1	(26.3)
Changes in assets and liabilities:
Insurance and reinsurance balances receivable, net	(237.9)	(102.8)
Deferred acquisition costs, net	(53.6)	(21.1)
Unearned premiums ceded	(23.2)	(18.0)
Loss and loss adjustment expenses recoverable, net	152.4	96.4
Deferred tax asset/liability	10.0	0.8
Other assets	(69.0)	(127.1)
Interest and dividends receivable	0.1	(7.1)
Loss and loss adjustment expense reserves	157.8	94.0
Unearned premium reserves	228.7	56.7
Deferred gain on retroactive reinsurance	(8.5)	(6.2)
Reinsurance balances payable	(289.5)	(227.1)
Other liabilities	(6.0)	(10.6)
Intangible assets	8.7	—
Held for sale asset	(19.5)	—
Held for sale liability	25.8	—
Net cash provided by (used in) operating activities	128.8	(33.0)
Investing activities
Purchases of debt securities, available-for-sale	(1,743.0)	(1,893.1)
Purchases of short-term investments	(101.6)	(375.7)
Purchases of other investments	(19.0)	(25.8)
Proceeds from sales and maturities of debt securities, available-for-sale	1,832.0	1,365.7
Proceeds from sales and maturities of debt securities, trading and short-term investments	239.8	1,009.3
Proceeds from sales and maturities of other investments	16.0	51.4
Change in due to/from brokers, net	10.7	8.6
Net cash provided by investing activities	234.9	140.4
Financing activities
Payment of redemption of debt	—	(517.9)
Proceeds from issuance of debt, net of costs	—	393.9
Purchases of SiriusPoint common shares under share repurchase program	(490.8)	(129.7)
Net payments on deposit liability contracts	(9.7)	(98.2)
Settlement of liability-classified capital instruments	—	(40.8)
Net proceeds from exercise of options	0.8	18.5
Cash dividends paid to preference shareholders	(12.0)	(12.0)
Taxes paid on withholding shares	(4.6)	(7.5)
Change in total noncontrolling interests, net	(0.7)	0.2
Net cash used in financing activities	(517.0)	(393.5)
Net decrease in cash, cash equivalents and restricted cash	(153.3)	(286.1)
Cash, cash equivalents and restricted cash at beginning of period	894.6	1,101.3
Change in cash, cash equivalents and restricted cash classified as assets held for sale	(23.6)	—
Cash, cash equivalents and restricted cash at end of period	$717.7	$815.2

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
These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 in Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual financial statements. In addition, the year-end consolidated balance sheet was derived from audited financial statements. It does not include all disclosures required by U.S. GAAP. This Quarterly Report on Form 10-Q (“Form 10-Q”) should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) filed with the U.S. Securities and Exchange Commission on February 21, 2025.
In the opinion of management, these unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the Company’s financial position and results of operations as at the end of and for the periods presented. All significant intercompany accounts and transactions have been eliminated.
The results for the nine months ended September 30, 2025 are not necessarily indicative of the results expected for the full calendar year.
Tabular amounts are in U.S. Dollars in millions, except share amounts, unless otherwise noted.
2. Significant accounting policies
There have been no material changes to the Company’s significant accounting policies as described in its 2024 Form 10-K.
Recently issued accounting standards
Issued but not yet effective as of September 30, 2025
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-09, Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendment enhances the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024. This new pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.
In July 2025, the FASB issued Accounting Standards Update 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). The amendment provides guidance for estimating expected credit losses on current accounts receivable and current contract assets. ASU 2025-05 is effective for all entities for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Management is in the process of reviewing this FASB update to assess the impact on future reporting periods.
In September 2025, the FASB issued Accounting Standards Update 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). The amendment updates accounting guidelines around capitalizing software costs. ASU 2025-06 is effective for all entities for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Management is in the process of reviewing this FASB update to assess the impact on future reporting periods.
The Company considers the applicability and impact of all accounting standard updates ("ASUs") issued by the FASB. ASUs issued during the three and nine months ended September 30, 2025, and not listed above were assessed and either determined to be not applicable or expected to have minimal impact on the Company’s consolidated financial statements.

Reclassifications
Certain comparative figures have been reclassified to conform to the current year presentation.
3. Significant transactions
Sale of Armada
On September 29, 2025 the Company entered into an agreement to sell its wholly owned subsidiary, ArmadaCorp Capital, LLC (“Armada”), to Ambac Financial Group Inc. for $250 million. SiriusPoint will continue its capacity partnership with Armada until the end of 2030. The transaction is expected to close in the fourth quarter of 2025, subject to customary closing conditions and receipt of regulatory approvals. Upon completion of the transaction, the Company is expected to recognize a pre-tax gain of $220 million to $230 million.
As of September 30, 2025 the Company classified Armada as held-for-sale on the consolidated balance sheets. Armada's held-for-sale assets and liabilities include restricted cash and cash equivalents, intangible assets, other assets and other liabilities.
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
Accident and Health (“A&H”) – the Company provides flexible insurance products to meet the risk management needs of diverse populations in select markets. This includes employer groups, associations, affinity groups, higher education and other niche markets. The Company also owns 100% of International Medical Group, Inc. (“IMG”) and Armada, who receive fees for services provided within the Insurance & Services segment and to third parties. IMG offers a full line of international medical insurance products, trip cancellation programs, medical management services and 24/7 emergency medical and travel assistance. Armada operates as a supplemental medical insurance managing general agent (“MGA”).
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

The following is a summary of the Company’s operating segment results for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30, 2025
	Insurance & Services	Reinsurance	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
Gross premiums written	$562.0	$309.6	$871.6	$—	$2.8	$—	$874.4
Net premiums written	396.8	268.1	664.9	—	5.4	—	670.3
Net premiums earned	381.2	262.3	643.5	—	4.2	—	647.7
Loss and loss adjustment expenses incurred, net	225.3	145.5	370.8	(1.5)	3.6	—	372.9
Acquisition costs, net	98.3	64.7	163.0	(26.9)	3.7	—	139.8
Other underwriting expenses	19.9	20.2	40.1	—	3.5	—	43.6
Underwriting income (loss)	37.7	31.9	69.6	28.4	(6.6)	—	91.4
Services revenues	58.5	—	58.5	(32.7)	—	(25.8)	—
Services expenses	48.5	—	48.5	—	—	(48.5)	—
Net services fee income	10.0	—	10.0	(32.7)	—	22.7	—
Services noncontrolling loss	0.1	—	0.1	—	—	(0.1)	—
Net services income	10.1	—	10.1	(32.7)	—	22.6	—
Segment income (loss)	47.8	31.9	79.7	(4.3)	(6.6)	22.6	91.4
Net investment income					66.5	—	66.5
Net realized and unrealized investment gains					6.2	—	6.2
Other revenues					9.7	25.8	35.5
Net corporate and other expenses					(14.0)	(48.5)	(62.5)
Intangible asset amortization					(2.8)	—	(2.8)
Interest expense					(21.0)	—	(21.0)
Foreign exchange losses					(2.4)	—	(2.4)
Income (loss) before income tax expense	$47.8	$31.9	79.7	(4.3)	35.6	(0.1)	110.9
Income tax expense			—	—	(20.2)	—	(20.2)
Net income			79.7	(4.3)	15.4	(0.1)	90.7
Net loss attributable to noncontrolling interest			—	—	—	0.1	0.1
Net income available to SiriusPoint			$79.7	$(4.3)	$15.4	$—	$90.8

Attritional losses	$234.8	$145.1	$379.9	$(1.5)	$3.4	$—	$381.8
Catastrophe losses	—	—	—	—	—	—	—
Prior year loss reserve development	(9.5)	0.4	(9.1)	—	0.2	—	(8.9)
Loss and loss adjustment expenses incurred, net	$225.3	$145.5	$370.8	$(1.5)	$3.6	$—	$372.9

Underwriting Ratios: (1)
Attritional loss ratio	61.6%	55.3%	59.0%				59.0%
Catastrophe loss ratio	—%	—%	—%				—%
Prior year loss development ratio	(2.5)%	0.2%	(1.4)%				(1.4)%
Loss ratio	59.1%	55.5%	57.6%				57.6%
Acquisition cost ratio	25.8%	24.7%	25.3%				21.6%
Other underwriting expenses ratio	5.2%	7.7%	6.2%				6.7%
Combined ratio	90.1%	87.9%	89.1%				85.9%
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

	Three months ended September 30, 2024
	Insurance & Services	Reinsurance	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
Gross premiums written	$376.0	$314.5	$690.5	$—	$23.5	$—	$714.0
Net premiums written	235.3	268.3	503.6	—	0.6	—	504.2
Net premiums earned	276.9	269.4	546.3	—	22.6	—	568.9
Loss and loss adjustment expenses incurred, net	170.1	137.6	307.7	(1.4)	11.2	—	317.5
Acquisition costs, net	65.9	69.8	135.7	(24.1)	5.9	—	117.5
Other underwriting expenses	20.0	20.4	40.4	—	4.5	—	44.9
Underwriting income	20.9	41.6	62.5	25.5	1.0	—	89.0
Services revenues	48.1	—	48.1	(29.9)	—	(18.2)	—
Services expenses	41.3	—	41.3	—	—	(41.3)	—
Net services fee income	6.8	—	6.8	(29.9)	—	23.1	—
Services noncontrolling loss	0.2	—	0.2	—	—	(0.2)	—
Net services income	7.0	—	7.0	(29.9)	—	22.9	—
Segment income	27.9	41.6	69.5	(4.4)	1.0	22.9	89.0
Net investment income					77.7	—	77.7
Net realized and unrealized investment gains					14.8	—	14.8
Other revenues					(0.1)	18.2	18.1
Loss on settlement and change in fair value of liability-classified capital instruments					(117.3)	—	(117.3)
Net corporate and other expenses					(10.1)	(41.3)	(51.4)
Intangible asset amortization					(3.0)	—	(3.0)
Interest expense					(13.8)	—	(13.8)
Foreign exchange losses					(3.0)	—	(3.0)
Income (loss) before income tax expense	$27.9	$41.6	69.5	(4.4)	(53.8)	(0.2)	11.1
Income tax expense			—	—	(2.4)	—	(2.4)
Net income (loss)			69.5	(4.4)	(56.2)	(0.2)	8.7
Net income attributable to noncontrolling interests			—	—	(0.4)	0.2	(0.2)
Net income (loss) available to SiriusPoint			$69.5	$(4.4)	$(56.6)	$—	$8.5

Attritional losses	$183.9	$142.9	$326.8	$(1.4)	$12.1	$—	$337.5
Catastrophe losses	(0.7)	11.3	10.6	—	—	—	10.6
Prior year loss reserve development	(13.1)	(16.6)	(29.7)	—	(0.9)	—	(30.6)
Loss and loss adjustment expenses incurred, net	$170.1	$137.6	$307.7	$(1.4)	$11.2	$—	$317.5

Underwriting Ratios: (1)
Attritional loss ratio	66.4%	53.1%	59.8%				59.3%
Catastrophe loss ratio	(0.3)%	4.2%	1.9%				1.9%
Prior year loss development ratio	(4.7)%	(6.2)%	(5.4)%				(5.4)%
Loss ratio	61.4%	51.1%	56.3%				55.8%
Acquisition cost ratio	23.8%	25.9%	24.8%				20.7%
Other underwriting expenses ratio	7.2%	7.6%	7.4%				7.9%
Combined ratio	92.4%	84.6%	88.5%				84.4%
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

	Nine months ended September 30, 2025
	Insurance & Services	Reinsurance	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
Gross premiums written	$1,757.5	$1,034.1	$2,791.6	$—	$15.7	$—	$2,807.3
Net premiums written	1,273.1	843.6	2,116.7	—	1.0	—	2,117.7
Net premiums earned	1,086.6	828.3	1,914.9	—	11.5	—	1,926.4
Loss and loss adjustment expenses incurred, net	644.4	497.2	1,141.6	(5.0)	10.7	—	1,147.3
Acquisition costs, net	283.5	202.3	485.8	(83.1)	7.7	—	410.4
Other underwriting expenses	61.4	60.4	121.8	—	11.2	—	133.0
Underwriting income (loss)	97.3	68.4	165.7	88.1	(18.1)	—	235.7
Services revenues	178.7	—	178.7	(94.6)	—	(84.1)	—
Services expenses	141.2	—	141.2	—	—	(141.2)	—
Net services fee income	37.5	—	37.5	(94.6)	—	57.1	—
Services noncontrolling loss	0.2	—	0.2	—	—	(0.2)	—
Net services income	37.7	—	37.7	(94.6)	—	56.9	—
Segment income (loss)	135.0	68.4	203.4	(6.5)	(18.1)	56.9	235.7
Net investment income					205.9	—	205.9
Net realized and unrealized investment gains					6.6	—	6.6
Other revenues					8.4	84.1	92.5
Net corporate and other expenses					(52.8)	(141.2)	(194.0)
Intangible asset amortization					(8.5)	—	(8.5)
Interest expense					(60.2)	—	(60.2)
Foreign exchange losses					(16.9)	—	(16.9)
Income (loss) before income tax expense	$135.0	$68.4	203.4	(6.5)	64.4	(0.2)	261.1
Income tax expense			—	—	(45.1)	—	(45.1)
Net income			203.4	(6.5)	19.3	(0.2)	216.0
Net income attributable to noncontrolling interests			—	—	(0.6)	0.2	(0.4)
Net income available to SiriusPoint			$203.4	$(6.5)	$18.7	$—	$215.6

Attritional losses	$661.3	$470.1	$1,131.4	$(5.0)	$5.3	$—	$1,131.7
Catastrophe losses	4.8	62.6	67.4	—	—	—	67.4
Prior year loss reserve development	(21.7)	(35.5)	(57.2)	—	5.4	—	(51.8)
Loss and loss adjustment expenses incurred, net	$644.4	$497.2	$1,141.6	$(5.0)	$10.7	$—	$1,147.3

Underwriting Ratios: (1)
Attritional loss ratio	60.9%	56.7%	59.1%				58.8%
Catastrophe loss ratio	0.4%	7.6%	3.5%				3.5%
Prior year loss development ratio	(2.0)%	(4.3)%	(3.0)%				(2.7)%
Loss ratio	59.3%	60.0%	59.6%				59.6%
Acquisition cost ratio	26.1%	24.4%	25.4%				21.3%
Other underwriting expenses ratio	5.7%	7.3%	6.4%				6.9%
Combined ratio	91.1%	91.7%	91.4%				87.8%
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

	Nine months ended September 30, 2024
	Insurance & Services	Reinsurance	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
Gross premiums written	$1,390.5	$1,023.4	$2,413.9	$—	$71.2	$—	$2,485.1
Net premiums written	913.5	867.2	1,780.7	—	6.4	—	1,787.1
Net premiums earned	838.3	779.2	1,617.5	—	135.7	—	1,753.2
Loss and loss adjustment expenses incurred, net	538.8	406.0	944.8	(4.1)	58.7	—	999.4
Acquisition costs, net	206.9	206.8	413.7	(93.8)	62.4	—	382.3
Other underwriting expenses	55.4	59.9	115.3	—	12.5	—	127.8
Underwriting income	37.2	106.5	143.7	97.9	2.1	—	243.7
Services revenues	171.3	—	171.3	(101.4)	—	(69.9)	—
Services expenses	135.0	—	135.0	—	—	(135.0)	—
Net services fee income	36.3	—	36.3	(101.4)	—	65.1	—
Services noncontrolling income	(2.1)	—	(2.1)	—	—	2.1	—
Net services income	34.2	—	34.2	(101.4)	—	67.2	—
Segment income	71.4	106.5	177.9	(3.5)	2.1	67.2	243.7
Net investment income					234.7	—	234.7
Net realized and unrealized investment losses					(39.1)	—	(39.1)
Other revenues					94.9	69.9	164.8
Loss on settlement and change in fair value of liability-classified capital instruments					(122.6)	—	(122.6)
Net corporate and other expenses					(39.0)	(135.0)	(174.0)
Intangible asset amortization					(8.9)	—	(8.9)
Interest expense					(50.0)	—	(50.0)
Foreign exchange losses					(2.9)	—	(2.9)
Income before income tax expense	$71.4	$106.5	177.9	(3.5)	69.2	2.1	245.7
Income tax expense			—	—	(26.3)	—	(26.3)
Net income			177.9	(3.5)	42.9	2.1	219.4
Net income attributable to noncontrolling interests			—	—	(0.1)	(2.1)	(2.2)
Net income available to SiriusPoint			$177.9	$(3.5)	$42.8	$—	$217.2

Attritional losses	$546.3	$424.9	$971.2	$(4.1)	$86.7	$—	$1,053.8
Catastrophe losses	1.9	14..3	16.2	—	—	—	16.2
Prior year loss reserve development	(9.4)	(33.2)	(42.6)	—	(28.0)	—	(70.6)
Loss and loss adjustment expenses incurred, net	$538.8	$406.0	$944.8	$(4.1)	$58.7	$—	$999.4

Underwriting Ratios: (1)
Attritional loss ratio	65.2%	54.6%	60.0%				60.1%
Catastrophe loss ratio	0.2%	1.8%	1.0%				0.9%
Prior year loss development ratio	(1.1)%	(4.3)%	(2.6)%				(4.0)%
Loss ratio	64.3%	52.1%	58.4%				57.0%
Acquisition cost ratio	24.7%	26.5%	25.6%				21.8%
Other underwriting expenses ratio	6.6%	7.7%	7.1%				7.3%
Combined ratio	95.6%	86.3%	91.1%				86.1%
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

5. Cash, cash equivalents, restricted cash and restricted investments
The following table provides a summary of cash and cash equivalents, restricted cash and restricted investments as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Cash and cash equivalents (5)	$582.4	$682.0
Restricted cash securing letter of credit facilities (1)	36.2	36.5
Restricted cash securing reinsurance contracts (2)	84.4	149.3
Restricted cash held by managing general underwriters (5)	14.7	26.8
Total cash, cash equivalents and restricted cash (3)	717.7	894.6
Restricted investments securing reinsurance contracts and letter of credit facilities (1) (2) (4)	2,162.5	2,215.0
Total cash, cash equivalents, restricted cash and restricted investments	$2,880.2	$3,109.6
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
(5)Cash and cash equivalents and Restricted cash held by managing general underwriters are exclusive of balances related to Armada which has been classified as held for sale. Refer to Note 3 - Significant transactions.
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
Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. An example is the risk inherent in a particular valuation technique used to measure fair value including pricing model and/or the risk inherent in the inputs to the valuation technique. Inputs may be observable or unobservable.
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

The following tables present the Company’s investments measured and reported at fair value, categorized by the level of the fair value hierarchy as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Asset-backed securities	$—	$914.4	$—	$914.4
Residential mortgage-backed securities	—	974.4	—	974.4
Commercial mortgage-backed securities	—	204.4	—	204.4
Corporate debt securities	—	2,043.0	—	2,043.0
U.S. government and government agency	990.1	—	—	990.1
Non-U.S. government and government agency	—	19.3	—	19.3
Total debt securities, available for sale	990.1	4,155.5	—	5,145.6
Asset-backed securities	—	8.6	—	8.6
Residential mortgage-backed securities	—	46.1	—	46.1
Commercial mortgage-backed securities	—	36.1	—	36.1
Corporate debt securities	—	3.7	—	3.7
U.S. government and government agency	4.2	—	—	4.2
Total debt securities, trading	4.2	94.5	—	98.7
Short-term investments	24.6	—	—	24.6
Other long-term investments	0.2	5.2	88.1	93.5
Derivative assets	—	—	7.7	7.7
	$1,019.1	$4,255.2	$95.8	5,370.1
Cost and equity method investments				66.8
Investments in funds valued at NAV				158.0
Total assets				$5,594.9
Liabilities
Derivative liabilities	$—	$—	$7.7	$7.7
Total liabilities	$—	$—	$7.7	$7.7

	December 31, 2024
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Asset-backed securities	$—	$1,149.7	$—	$1,149.7
Residential mortgage-backed securities	—	973.8	—	973.8
Commercial mortgage-backed securities	—	224.5	—	224.5
Corporate debt securities	—	1,899.9	—	1,899.9
U.S. government and government agency	859.0	—	—	859.0
Non-U.S. government and government agency	—	24.1	—	24.1
Total debt securities, available for sale	859.0	4,272.0	—	5,131.0
Asset-backed securities	—	53.1	—	53.1
Residential mortgage-backed securities	—	48.7	—	48.7
Commercial mortgage-backed securities	—	51.8	—	51.8
Corporate debt securities	—	4.6	—	4.6
U.S. Government and government agency	4.0	—	—	4.0
Total debt securities, trading	4.0	158.2	—	162.2
Short-term investments	73.6	22.2	—	95.8
Other long-term investments	0.3	3.0	86.6	89.9
Derivative assets	—	—	0.9	0.9
	$936.9	$4,455.4	$87.5	5,479.8
Cost and equity method investments				64.7
Investments in funds valued at NAV				161.9
Total assets				$5,706.4
Liabilities
Derivative liabilities	$—	$—	$14.3	$14.3
Total liabilities	$—	$—	$14.3	$14.3
During the nine months ended September 30, 2025, and the year ended December 31, 2024, the Company did not reclassify its assets or liabilities between Levels 2 and 3.
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
U.S. states, municipalities, and political subdivisions
The U.S. states, municipalities and political subdivisions portfolio contains debt securities issued by U.S. domiciled state and municipal entities. These securities are generally priced by independent pricing services using the techniques for U.S. government and government agency securities described above.
Short-term investments
Short-term investments consist of U.S. treasury bills, certificates of deposit and other securities, which, at the time of purchase, mature within a period of greater than three months but less than one year. These investments are generally priced by independent pricing services using the techniques for U.S. government and government agency securities and Corporate debt securities described above.
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
The fair value of the Company's investments in certain hedge funds and certain private equity funds are also determined using NAV. The hedge fund's administrator provides quarterly updates of fair value in the form of the Company's proportional interest in the underlying fund's NAV, which is deemed to approximate fair value, generally with a three month delay in valuation. The private equity funds provide monthly, quarterly, or semi-annual partnership capital statements primarily with a one- or three-month delay which are used as a basis for valuation. These private equity investments vary in investment strategies and are not actively traded in any open markets. Due to a lag in reporting, some of the fund managers, fund administrators, or both, are unable to provide final fund valuations as of the Company's reporting date. This includes utilizing preliminary estimates reported by its fund managers and using other information that is available to the Company with respect to the underlying investments, as necessary.
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

The following tables present the reconciliation of all investments measured at fair value using Level 3 inputs for the three and nine months ended September 30, 2025 and 2024:

	July 1, 2025	Transfers in to (out of) Level 3	Purchases	Sales & Settlements	Realized and Unrealized Gains (Losses)(1)	September 30, 2025
Assets
Other long-term investments	$87.0	$—	$—	$—	$1.1	$88.1
Derivative assets	19.1	—	—	—	(11.4)	7.7
Total assets	$106.1	$—	$—	$—	$(10.3)	$95.8
Liabilities
Derivative liabilities	$(12.3)	$—	$—	$—	$4.6	$(7.7)
Total liabilities	$(12.3)	$—	$—	$—	$4.6	$(7.7)

	January 1, 2025	Transfers in to (out of) Level 3	Purchases	Sales & Settlements	Realized and Unrealized Gains (Losses)(1)	September 30, 2025
Assets
Other long-term investments	$86.6	$—	$—	$—	$1.5	$88.1
Derivative assets	0.9	—	—	—	6.8	7.7
Total assets	$87.5	$—	$—	$—	$8.3	$95.8
Liabilities
Derivative liabilities	$(14.3)	$—	$—	$5.4	$1.2	$(7.7)
Total liabilities	$(14.3)	$—	$—	$5.4	$1.2	$(7.7)
(1)Total change in realized and unrealized gains (losses) recorded on Level 3 financial instruments is included in total net investment income and realized and unrealized investment gains in the consolidated statements of income. Realized and unrealized gains (losses) on liability-classified capital instruments are included in loss on settlement and change in fair value of liability-classified capital instruments, in the consolidated statements of income. See Note 9 for classifications of gains (losses) on derivatives.

	July 1, 2024	Transfers in to (out of) Level 3	Purchases	Sales & Settlements	Realized and Unrealized Gains (Losses)(1)	September 30, 2024
Assets
Other long-term investments	$119.6	$—	$1.1	$—	$(3.2)	$117.5
Derivative assets	7.3	—	—	—	(5.8)	1.5
Total assets	$126.9	$—	$1.1	$—	$(9.0)	$119.0
Liabilities
Liability-classified capital instruments	$(72.6)	$—	$—	$131.5	$(117.3)	$(58.4)
Derivative liabilities	(18.7)	—	—	—	8.9	(9.8)
Total liabilities	$(91.3)	$—	$—	$131.5	$(108.4)	$(68.2)

	January 1, 2024	Transfers in to (out of) Level 3	Purchases	Sales & Settlements	Realized and Unrealized Gains (Losses) (1)	September 30, 2024
Assets
Other long-term investments	$169.7	$—	$1.1	$—	$(53.3)	$117.5
Derivative assets	15.7	—	—	(5.0)	(9.2)	1.5
Total assets	$185.4	$—	$1.1	$(5.0)	$(62.5)	$119.0
Liabilities
Liability-classified capital instruments	$(67.3)	$—	$—	$131.5	$(122.6)	$(58.4)
Derivative liabilities	(6.4)	—	—	1.1	(4.5)	(9.8)
Total liabilities	$(73.7)	$—	$—	$132.6	$(127.1)	$(68.2)
(1)Total change in realized and unrealized gains (losses) recorded on Level 3 financial instruments is included in total net investment income and realized and unrealized investment gains in the consolidated statements of income. Realized and unrealized gains (losses) on liability-classified capital instruments are included in loss on settlement and change in fair value of liability-classified capital instruments, in the consolidated statements of income. See Note 9 for classifications of gains (losses) on derivatives.
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
The following table includes financial instruments for which the carrying value differs from the estimated fair values as of September 30, 2025 and December 31, 2024. The fair values of the below financial instruments are based on observable inputs and are considered Level 2 measurements.

	September 30, 2025		December 31, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
2024 Senior Notes	$423.0	$395.7	$411.2	$394.8
2017 SEK Subordinated Notes	280.7	286.8	228.7	244.3
Series B preference shares	$202.9	$200.0	$206.0	$200.0
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

Debt securities
The following tables provide the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses), and fair value of the Company's debt securities as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Fair value
Debt securities, available for sale
Asset-backed securities	$910.1	$8.1	$(3.8)	$—	$914.4
Residential mortgage-backed securities	964.7	16.1	(6.4)	—	974.4
Commercial mortgage-backed securities	202.9	3.2	(1.7)	—	204.4
Corporate debt securities	2,015.1	32.9	(3.3)	(1.7)	2,043.0
U.S. government and government agency	985.5	5.2	(0.6)	—	990.1
Non-U.S. government and government agency	19.0	0.2	—	0.1	19.3
Total debt securities, available for sale (1)	$5,097.3	$65.7	$(15.8)	$(1.6)	$5,145.6
Debt securities, trading
Asset-backed securities	$9.3	$—	$(0.7)	$—	$8.6
Residential mortgage-backed securities	51.7	0.1	(5.7)	—	46.1
Commercial mortgage-backed securities	38.9	0.5	(3.3)	—	36.1
Corporate debt securities	15.3	—	(11.6)	—	3.7
U.S. government and government agency	4.3	—	(0.1)	—	4.2
Total debt securities, trading	$119.5	$0.6	$(21.4)	$—	$98.7

	December 31, 2024
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Fair value
Debt securities, available for sale
Asset-backed securities	$1,142.7	$11.2	$(4.2)	$—	$1,149.7
Residential mortgage-backed securities	985.8	8.3	(20.3)	—	973.8
Commercial mortgage-backed securities	224.2	1.4	(1.1)	—	224.5
Corporate debt securities	1,905.2	9.1	(10.4)	(4.0)	1,899.9
U.S. government and government agency	861.0	2.2	(4.2)	—	859.0
Non-U.S. government and government agency	24.9	0.1	—	(0.9)	24.1
Total debt securities, available for sale (1)	$5,143.8	$32.3	$(40.2)	$(4.9)	$5,131.0
Debt securities, trading
Asset-backed securities	$54.7	$—	$(1.6)	$—	$53.1
Residential mortgage-backed securities	56.4	—	(7.7)	—	48.7
Commercial mortgage-backed securities	56.8	0.5	(5.5)	—	51.8
Corporate debt securities	15.1	0.1	(10.6)	—	4.6
U.S. government and government agency	4.3	—	(0.3)	—	4.0
Total debt securities, trading	$187.3	$0.6	$(25.7)	$—	$162.2
(1)As of September 30, 2025, the Company did not record an allowance for credit losses on the AFS portfolio (December 31, 2024 - $1.1 million).

As of September 30, 2025, 381 unique debt securities classified as AFS were in a gross unrealized loss position for greater than 12 months (December 31, 2024 - 518 unique debt securities). Refer to the tables below for the Company’s breakdown of AFS debt securities in a gross unrealized loss position as of September 30, 2025 and December 31, 2024.

	September 30, 2025
	12 Months or Less		Greater than 12 Months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Debt securities, available for sale
Asset-backed securities	$177.5	$(1.6)	$20.6	$(2.2)	$198.1	$(3.8)
Residential mortgage-backed securities	136.4	(0.8)	204.8	(5.6)	341.2	(6.4)
Commercial mortgage-backed securities	21.4	(1.4)	3.8	(0.3)	25.2	(1.7)
Corporate debt securities	255.6	(3.1)	43.9	(0.2)	299.5	(3.3)
U.S. government and government agency	156.7	(0.3)	42.4	(0.3)	199.1	(0.6)
Non-U.S. government and government agency	—	—	—	—	—	—
Total debt securities, available for sale	$747.6	$(7.2)	$315.5	$(8.6)	$1,063.1	$(15.8)

	December 31, 2024
	12 Months or Less		Greater than 12 Months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Debt securities, available for sale
Asset-backed securities	$180.4	$(1.8)	$23.8	$(2.4)	$204.2	$(4.2)
Residential mortgage-backed securities	437.4	(7.9)	223.9	(12.4)	661.3	(20.3)
Commercial mortgage-backed securities	67.4	(0.7)	7.5	(0.4)	74.9	(1.1)
Corporate debt securities	738.5	(10.0)	46.8	(0.4)	785.3	(10.4)
U.S. government and government agency	247.2	(3.0)	62.7	(1.2)	309.9	(4.2)
Total debt securities, available for sale	$1,670.9	$(23.4)	$364.7	$(16.8)	$2,035.6	$(40.2)
The weighted average duration of the Company's debt securities, net of short positions in U.S. treasuries, as of September 30, 2025 was approximately 3.1 years, including short-term investments (December 31, 2024 - approximately 3.1 years).
The following table provides the cost or amortized cost and fair value of the Company's debt securities bifurcated into debt securities held for trading and AFS as of September 30, 2025 and December 31, 2024 by contractual maturity. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	September 30, 2025				December 31, 2024
	Debt securities, AFS		Debt securities, trading		Debt securities, AFS		Debt securities, trading
	Cost or amortized cost	Fair value	Cost or amortized cost	Fair value	Cost or amortized cost	Fair value	Cost or amortized cost	Fair value
Due in one year or less	$415.3	$415.9	$2.0	$1.9	$449.3	$448.2	$0.5	$0.5
Due after one year through five years	1,780.0	1,801.3	4.9	4.7	1,648.0	1,646.7	6.7	6.3
Due after five years through ten years	674.0	684.0	—	—	589.5	586.2	0.3	0.3
Due after ten years	150.3	151.1	12.6	1.1	104.3	101.9	11.9	1.6
Mortgage-backed and asset-backed securities	2,077.7	2,093.3	100.0	91.0	2,352.7	2,348.0	167.9	153.5
Total debt securities	$5,097.3	$5,145.6	$119.5	$98.7	$5,143.8	$5,131.0	$187.3	$162.2

The following table summarizes the ratings and fair value of debt securities held in the Company's investment portfolio as of September 30, 2025 and December 31, 2024. Credit ratings are assigned based on ratings provided by nationally recognized statistical rating organizations.

	September 30, 2025		December 31, 2024
	Debt securities, AFS	Debt securities, trading	Debt securities, AFS	Debt securities, trading
AAA	$659.9	$25.7	$808.5	$74.0
AA	2,295.6	40.2	2,227.9	54.0
A	1,312.9	11.0	1,375.0	6.9
BBB	804.8	19.4	659.2	24.2
Other	72.4	2.4	60.4	3.1
Total debt securities	$5,145.6	$98.7	$5,131.0	$162.2
As of September 30, 2025, the above totals included $240.2 million of securities collateralized by sub-prime assets. Of this total, $112.3 million were rated AAA, $44.0 million were rated AA, $15.1 million were rated A, $64.1 million were rated BBB and $4.7 million are unrated. As of December 31, 2024, the above totals included $161.2 million of securities collateralized by sub-prime assets. Of this total, $94.9 million were rated AAA, $31.8 million were rated AA, $8.2 million were rated A, $24.9 million were rated BBB and $1.4 million were unrated.
Other long-term investments
The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains, and fair values of the Company’s other long-term investments as of September 30, 2025 and December 31, 2024 were as follows:

	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Fair value
September 30, 2025
Other long-term investments	$432.8	$36.4	$(152.6)	$1.7	$318.3
December 31, 2024
Other long-term investments	$438.2	$37.5	$(162.7)	$3.5	$316.5
The Company holds investments in hedge funds and private equity funds, which are included in other long-term investments. The following table presents the carrying value of other long-term investments as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Hedge funds and private equity funds (1) (2)	$184.0	$186.0
Strategic investments (2)	106.5	105.0
Other investments (2)	27.8	25.5
Total other long-term investments	$318.3	$316.5
(1)Includes $182.3 million of investments carried at NAV (December 31, 2024 - $182.8 million) and no investments classified as Level 3 (December 31, 2024 - no investments classified as Level 3) within the fair value hierarchy.
(2)As of September 30, 2025, the Company had $40.4 million of unfunded commitments relating to these investments (December 31, 2024 - $36.1 million).

The Company’s other long-term investments may be accounted for under either the equity method (“equity method investments”) or the fair value option (“equity method eligible unconsolidated entities”). The following table presents the components of other long-term investments as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Equity method eligible unconsolidated entities, using the fair value option	$66.5	$66.6
Equity method investments	31.0	26.1
Other unconsolidated investments, at fair value (1)	185.0	185.2
Other unconsolidated investments, at cost (2)	35.8	38.6
Total other long-term investments	$318.3	$316.5
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
8. Total net investment income and net realized and unrealized investment gains (losses)
Net investment income and net realized and unrealized investment gains (losses) for the three and nine months ended September 30, 2025 and 2024 consisted of the following:

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Debt securities, available for sale	$72.3	$71.6	$190.8	$196.9
Debt securities, trading	3.6	8.1	9.9	22.5
Short-term investments	0.4	1.8	1.4	9.1
Other long-term investments	(4.2)	7.1	1.6	(41.1)
Derivative instruments	0.3	3.7	(0.2)	5.4
Net investment income and net realized and unrealized investment gains (losses) before other investment expenses and investment income on cash and cash equivalents	72.4	92.3	203.5	192.8
Investment expenses	(4.9)	(7.4)	(13.9)	(18.9)
Net investment income on cash and cash equivalents	5.2	7.6	22.9	21.7
Total net investment income and net realized and unrealized investment gains (losses)	$72.7	$92.5	$212.5	$195.6
Net realized and unrealized gains (losses) on investments
Net realized and unrealized investment gains (losses) for the three and nine months ended September 30, 2025 and 2024 consisted of the following:

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Gross realized gains	$10.9	$17.6	$21.3	$27.0
Gross realized losses	(6.8)	(10.0)	(26.0)	(42.7)
Net realized gains (losses) on investments	4.1	7.6	(4.7)	(15.7)
Net unrealized gains (losses) on investments	2.1	7.2	11.3	(23.4)
Net realized and unrealized investment gains (losses) ⁽¹⁾⁽²⁾	$6.2	$14.8	$6.6	$(39.1)
(1)Excludes unrealized gains from available for sale investments, net of tax.
(2)Includes net realized and unrealized gains (losses) of $(5.3) million and $(2.1) million from related party investments included in other-long term investments for the three and nine months ended September 30, 2025, respectively (2024 - $8.1 million and $(24.9) million, respectively).

Net realized investment gains (losses)
Net realized investment gains (losses) for the three and nine months ended September 30, 2025 and 2024 consisted of the following:

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Debt securities, available for sale	$9.1	$(3.0)	$4.7	$(10.4)
Debt securities, trading	0.1	(0.7)	(1.7)	(7.8)
Short-term investments	—	—	0.2	0.7
Derivative instruments	—	4.9	—	4.9
Other long-term investments	(4.9)	5.2	(7.2)	(4.9)
Net investment income (loss) on cash and cash equivalents	(0.2)	1.2	(0.7)	1.8
Net realized investment gains (losses)	$4.1	$7.6	$(4.7)	$(15.7)
Net realized investment gains (losses) on Other long-term investments for the three and nine months ended September 30, 2025 and 2024 consisted of the following:

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Hedge funds and private equity funds	$0.1	$5.2	$(1.4)	$4.9
Strategic investments	(5.0)	—	(5.8)	(9.8)
Net realized investment gains (losses) on Other long-term investments	$(4.9)	$5.2	$(7.2)	$(4.9)
Net unrealized investment gains (losses)
Net unrealized investment gains (losses) for the three and nine months ended September 30, 2025 and 2024 consisted of the following:

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Debt securities, trading	$1.5	$6.0	$5.3	$15.7
Short-term investments	—	0.3	(0.2)	(0.7)
Derivative instruments	0.3	(1.2)	(0.2)	0.2
Other long-term investments	0.4	1.4	4.1	(36.9)
Net investment income (loss) on cash and cash equivalents	(0.1)	0.7	2.3	(1.7)
Net unrealized investment gains (losses)	$2.1	$7.2	$11.3	$(23.4)
Net unrealized investment gains (losses) on Other long-term investments for the three and nine months ended September 30, 2025 and 2024 consisted of the following:

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Hedge funds and private equity funds	$(5.7)	$4.8	$(2.2)	$9.4
Strategic investments	6.1	(3.3)	6.2	(35.4)
Other investments	—	(0.1)	0.1	(10.9)
Net unrealized investment gains (losses) on Other long-term investments	$0.4	$1.4	$4.1	$(36.9)

The following table summarizes the amount of total gains (losses) included in earnings attributable to unrealized investment gains (losses) – Level 3 investments for the three and nine months ended September 30, 2025 and 2024:

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Other long-term investments	$1.2	$(2.7)	$1.3	$(46.3)
9. Derivatives
The Company holds derivatives for both risk management and investment purposes.
Foreign currency exchange rate derivatives
The Company executes foreign currency forwards, swaps, and futures to manage foreign currency exposure. The foreign currency exchange rate derivatives are not designated or accounted for under hedge accounting. The fair value of the swaps and forwards are estimated using a single broker quote, and accordingly, are classified as a Level 3 measurement. The fair value of the futures is widely available and have quoted prices in active markets, and accordingly, were classified as a Level 1 measurement. As of September 30, 2025, the Company pledged no securities collateral associated with the foreign currency derivatives (December 31, 2024 - none). Securities pledged as collateral are included in debt securities, available for sale, in the Company’s consolidated balance sheets.
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
Credit default swap
Credit default swaps protect the buyer against the loss of principal on one or more underlying bonds, loans, or mortgages in the event the issuer suffers a credit event. The Company provides its clients with protection against financial non-performance of a subsidiary. The fair value of the swap is estimated using a single broker quote, and accordingly, is classified as a Level 3 measurement. As of September 30, 2025, the Company has $14.9 million pledged in securities collateral associated with the credit default swap (December 31, 2024 - $9.9 million). Securities pledged as collateral are included in debt securities, available for sale, in the Company’s consolidated balance sheets.
The following table summarizes information on the classification and amount of the fair value of derivatives not designated as hedging instruments within the Company's consolidated balance sheets as of September 30, 2025 and December 31, 2024:

	September 30, 2025			December 31, 2024
Derivatives not designated as hedging instruments	Derivative assets at fair value(1)	Derivative liabilities at fair value(2)	Notional Value	Derivative assets at fair value(1)	Derivative liabilities at fair value(2)	Notional Value
Foreign currency forwards	$7.2	$2.5	$848.0	$0.9	$3.3	$768.6
Weather derivatives	—	—	—	—	5.6	3.7
Interest rate swaps	—	—	29.8	—	—	29.8
Credit default swap	0.5	—	73.1	—	0.5	49.1
Reinsurance contracts accounted for as derivatives	$—	$5.2	$77.9	$—	$4.9	$100.1
(1)Derivative assets are classified within Other assets in the Company’s consolidated balance sheets.
(2)Derivative liabilities are classified within Other liabilities in the Company’s consolidated balance sheets.

The following table summarizes information on the classification and net impact on earnings, recognized in the Company’s consolidated statements of income relating to derivatives during the three and nine months ended September 30, 2025 and 2024:

		Three months ended		Nine months ended
Derivatives not designated as hedging instruments	Classification of gains (losses) recognized in earnings	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Foreign currency forwards	Foreign exchange losses	$(5.4)	$(22.2)	$74.3	$(33.7)
Weather derivatives	Other revenues	0.2	(0.1)	0.7	(1.9)
Interest rate swaps	Net realized and unrealized investment gains (losses)	(0.2)	0.9	(0.7)	2.6
Reinsurance contracts accounted for as derivatives	Other revenues	$(0.3)	$0.4	$(0.4)	$0.7
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
Alstead Reinsurance Ltd. (“Alstead Re”) is considered a VIE and the Company has concluded that it is the primary beneficiary of Alstead Re because the Company can exercise control over the activities that most significantly impact the economic performance of Alstead Re. As a result, the Company has consolidated the results of Alstead Re in its consolidated financial statements. As of September 30, 2025, Alstead Re’s assets and liabilities included in the Company’s consolidated balance sheets were $6.5 million and $0.8 million, respectively (December 31, 2024 - $6.3 million and $0.8 million, respectively).
Arcadian
Prior to June 30, 2024, Arcadian was considered a VIE and the Company concluded that it was the primary beneficiary of Arcadian because the Company could exercise control over the activities that most significantly impacted the economic performance of Arcadian. As a result, the Company consolidated the results of Arcadian in its consolidated financial statements.
Effective June 30, 2024, the Company deconsolidated Arcadian when the Company’s management and Arcadian consented to certain amendments to the shareholders’ agreement and termination of the unsecured promissory note which resulted in the Company ceasing to have control over Arcadian. On June 30, 2024, the Company accounted for its retained equity investment in Arcadian under the equity method of accounting and recorded its noncontrolling interest in Arcadian at an estimated fair value of approximately $115.0 million, which was determined by an independent valuation specialist, in Other assets in the Company’s consolidated balance sheets. A gain of $95.9 million was recognized by the Company during the three months ended June 30, 2024 as a result of deconsolidation, which was recorded in Other revenues in the Company’s consolidated income statement. During the three and nine months ended September 30, 2025, the Company recorded its share of net income in Other revenues in its consolidated income statement. The Company’s ownership in Arcadian remained 49% as of September 30, 2025. See Note 19 “Subsequent events” for further discussion on Arcadian.
Consolidated voting interest entities
Alta Signa
Alta Signa Holdings (“Alta Signa”) is considered a VOE and the Company holds a majority of the voting interests through its seats on Alta Signa’s board of directors. As a result, the Company has consolidated the results of Alta Signa in its consolidated financial statements. The Company’s ownership in Alta Signa as of September 30, 2025 was 75.1%. As of September 30, 2025, Alta Signa’s assets and liabilities, before intercompany eliminations, included in the Company’s consolidated balance sheets were $2.1 million and $1.6 million, respectively (December 31, 2024 - $1.8 million and $0.8 million, respectively).
Noncontrolling interests
Noncontrolling interests represent the portion of equity in consolidated subsidiaries not attributable, directly or indirectly, to the Company. The following table is a reconciliation of the beginning and ending carrying amount of noncontrolling interests for the three and nine months ended September 30, 2025 and 2024:

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Balance, beginning of period	$1.1	$1.4	$1.4	$16.7
Net income (loss) attributable to noncontrolling interests	(0.1)	0.2	0.4	2.2
Contributions (redemptions)	0.1	—	(0.7)	0.2
Derecognition of noncontrolling interest (1)	—	—	—	(17.5)
Balance, end of period	$1.1	$1.6	$1.1	$1.6
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
The following table presents the carrying amount of unconsolidated VIEs in which the Company holds a variable interest, as well as the maximum exposure to loss associated with these VIEs as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
Debt securities, available for sale	$51.7	$79.4	$21.1	$79.3
Other long-term investments (2)	206.3	267.2	202.7	267.2
	$258.0	$346.6	$223.8	$346.5
(1)Maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments.
(2)Includes investments in related parties, which are also VIEs and are discussed below.
Third Point Enhanced LP
As of September 30, 2025, the Company and Third Point Advisors LLC (“TP GP”) hold interests of approximately 89.1% and 10.9%, respectively, of the net asset value of TP Enhanced Fund. As a result, both entities hold significant financial interests in TP Enhanced Fund. However, TP GP controls all of the investment decision-making authority and the Company does not have the power to direct the activities which most significantly impact the economic performance of TP Enhanced Fund. As a result, the Company is not considered the primary beneficiary and does not consolidate TP Enhanced Fund. We have no unfunded commitments on this investment, and the Company’s maximum exposure to loss on this investment corresponds to the carrying amount, which is included in Other long-term investments in the table above. For further details on the Company’s investment in the TP Enhanced Fund, please refer to Note 7 “Investments” of Part II, Item 8. “Financial Statements and Supplementary Data” included in the 2024 Form 10-K.
On February 28, 2025, the Company provided notice to Third Point LLC of its intent to redeem all of its capital accounts for Third Point Enhanced LP by March 31, 2026.

Investment in Third Point Venture Offshore Fund I LP
Third Point Venture GP LLC controls all of the investment decision-making authority of the TP Venture Fund. The Company does not have the power to direct the activities which most significantly impact the economic performance of the TP Venture Fund. As of September 30, 2025, the Company’s maximum exposure to loss on this investment corresponds to the carrying amount plus unfunded commitments of $7.1 million (December 31, 2024 - $9.3 million), which is included in Other long-term investments in the table above. For further details on the Company’s investment in the TP Venture Fund, please refer to Note 7 “Investments” of Part II, Item 8. “Financial Statements and Supplementary Data” included in the 2024 Form 10-K.
Investment in Third Point Venture Offshore Fund II LP
Third Point Venture GP II LLC controls all of the investment decision-making authority of the TP Venture Fund II. The Company does not have the power to direct the activities which most significantly impact the economic performance of the TP Venture Fund II. As of September 30, 2025, the Company’s maximum exposure to loss on this investment corresponds to the carrying amount plus unfunded commitments of $18.2 million (December 31, 2024 - $19.7 million), which is included in Other long-term investments in the table above. For further details on the Company’s investment in the TP Venture Fund II, please refer to Note 7 “Investments” of Part II, Item 8. “Financial Statements and Supplementary Data” included in the 2024 Form 10-K.
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

11. Loss and loss adjustment expense reserves
The following table represents the activity in the loss and loss adjustment expense reserves for the nine months ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Gross reserves for loss and loss adjustment expenses, beginning of period	$5,653.9	$5,608.1
Less: loss and loss adjustment expenses recoverable, beginning of period	(2,315.3)	(2,295.1)
Less: deferred gains on retroactive reinsurance contracts	8.5	27.5
Net reserves for loss and loss adjustment expenses, beginning of period	3,347.1	3,340.5
Increase (decrease) in net loss and loss adjustment expenses incurred in respect of losses occurring in:
Current year	1,199.1	1,070.0
Prior years	(51.8)	(70.6)
Total incurred loss and loss adjustment expenses	1,147.3	999.4
Net loss and loss adjustment expenses paid in respect of losses occurring in:
Current year	(445.2)	(159.0)
Prior years	(451.8)	(659.5)
Total net paid losses	(897.0)	(818.5)
Foreign currency translation	51.4	3.6
Net reserves for loss and loss adjustment expenses, end of period	3,648.8	3,525.0
Plus: loss and loss adjustment expenses recoverable, end of period	2,162.9	2,198.7
Plus: deferred gains on retroactive reinsurance (1)	—	(21.6)
Gross reserves for loss and loss adjustment expenses, end of period	$5,811.7	$5,702.1
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
For the nine months ended September 30, 2025, the Company recorded $51.8 million of net favorable prior year loss reserve development primarily driven by favorable development in Property, mainly from reserve releases relating to prior year’s catastrophe events, as well as favorable development in A&H, due to lower than expected reported attritional losses.
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
The transaction price of approximately $400 million covered SiriusPoint loss and unearned premium reserves, including commuted liabilities, and the reinsurance premium as of the December 31, 2023 valuation date. The subject loss reserves are included in Loss and loss adjustment expenses recoverable in the Company’s consolidated balance sheets. The agreement between SiriusPoint America and Clarendon National is on a funds withheld basis, and the funds held liability (including reinsurance premium) of $234.7 million as of September 30, 2025 is included within Reinsurance balances payable in the Company’s consolidated balance sheets. The aggregate limit under the 2024 LPT is 150% of the premium paid.
SiriusPoint International Loss Portfolio Transfer
On March 2, 2023, the Company agreed, subject to applicable regulatory approvals and other closing conditions, to enter into a loss portfolio transfer transaction (the “2023 LPT”), on a funds withheld basis, with Pallas Reinsurance Company Ltd., a subsidiary of the Compre Group, an insurance and reinsurance legacy specialist. The transaction covered loss reserves ceded initially estimated at $1.3 billion as of the valuation date of September 30, 2022, which were reduced to $905.6 million as of June 30, 2023 at closing, as a result of paid losses and favorable prior accident year reserve development recognized during the interim period, and included in Loss and loss adjustment expenses recoverable in the Company’s consolidated balance sheets. As of September 30, 2025, the Company recorded funds held payable of $419.1 million in Reinsurance balances payable and reinsurance recoverable of $422.9 million. The 2023 LPT comprises several classes of business from 2021 and prior underwriting years. The aggregate limit under the 2023 LPT is 130% of roll forward reserves at the inception of the contract.
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
The Company's assets in scope of the current expected credit loss assessment as of September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025	December 31, 2024
Insurance and reinsurance balances receivable, net	$2,291.4	$2,054.4
Loss and loss adjustment expenses recoverable, net	2,162.9	2,315.3
Other assets (1)	74.6	87.8
Total assets in scope	$4,528.9	$4,457.5
(1)Relates to MGA trade receivables (included in Other assets in the Company’s consolidated balance sheets), loans receivables (included in Other long-term investments in the Company’s consolidated balance sheets) and interest and dividend receivables.
The Company’s allowance for expected credit losses was $25.4 million as of September 30, 2025 (December 31, 2024 - $28.8 million). For the three and nine months ended September 30, 2025, the Company recorded a current expected credit gain of $(3.4) million (2024 - none and $0.4 million, respectively). Changes to the current expected credit losses are included in net corporate and other expenses in the consolidated statements of income.
The Company monitors counterparty credit ratings and macroeconomic conditions, and considers the most current ratings from credit rating agencies to determine the allowance each quarter. As of September 30, 2025, approximately 64% of the total gross assets in scope were balances with counterparties rated by major credit rating agencies and, of the total rated, 96% were rated A- or better.
13. Debt and letter of credit facilities
Debt obligations
The following table represents a summary of the Company’s debt obligations on its consolidated balance sheets as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Amount	Effective rate (1)	Amount	Effective rate (1)
2024 Senior Notes, at face value	$400.0	7.4%	$400.0	7.4%
Unamortized discount and issuance costs	(4.3)		(5.2)
2024 Senior Notes, carrying value	395.7		394.8
2017 SEK Subordinated Notes, at face value	292.4	7.1%	249.2	7.9%
Unamortized discount	(5.6)		(4.9)
2017 SEK Subordinated Notes, carrying value	286.8		244.3
Total debt	$682.5		$639.1
(1)Effective rate considers the effect of the debt issuance costs, discount, and premium.
The Company was in compliance with all debt covenants as of and for the periods ended September 30, 2025 and December 31, 2024.
Interest expense
For the three and nine months ended September 30, 2025 total interest expense includes $12.1 million and $35.9 million, respectively, associated with debt obligations (2024 - $12.4 million and $36.2 million, respectively) and $7.2 million and $23.7 million, respectively, of funds withheld interest from loss portfolio transfers (2024 - $5.9 million and $20.1 million, respectively). See Note 11 “Loss and loss adjustment expense reserves” for further discussion on the 2024 LPT and 2023 LPT.

Standby letter of credit facilities
As of September 30, 2025, the Company had entered into the following letter of credit facilities:

	Letters of Credit		Collateral
	Committed Capacity	Issued	Cash and Cash Equivalents	Debt securities
Committed - Secured letters of credit facilities	$355.0	$276.9	$16.7	$535.1
Uncommitted - Secured letters of credit facilities	n/a	800.4	19.5	727.2
		$1,077.3	$36.2	$1,262.3
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
Revolving credit facility
In addition to the letter of credit facilities above, the Company entered into a four-year, $400.0 million senior unsecured revolving credit facility (the “Facility”) with JPMorgan Chase Bank, N.A. as administrative agent, effective December 19, 2024. The Facility includes an option for the Company to request a 12-month extension, subject to satisfaction of certain conditions including, but not limited to, the consent of lenders representing a majority-in-interest of commitments, of the Facility maturity date. Subject to customary conditions precedent upon any Company borrowing request, the Facility provides access to loans for working capital and general corporate purposes, and letters of credit to support obligations under insurance and reinsurance agreements, retrocessional agreements and for general corporate purposes. As of September 30, 2025, there were no outstanding borrowings under the Facility. In addition, as of and for the periods ended September 30, 2025 and December 31, 2024, the Company was in compliance with all of the covenants under the Facility.
Federal Home Loan Bank
On September 25, 2025, SiriusPoint America Insurance Company (“SiriusPoint America”), a subsidiary of the Company, was approved as a new member to the Federal Home Loan Bank of New York (“FHLBNY”). As a member of the FHLBNY, the Company will have access to FHLBNY borrowings to support general corporate purposes. We have the ability to obtain this funding from the FHLBNY based on a percentage of the value of our admitted assets in the State of New York, and our ability to borrow is subject to availability of eligible collateral. The borrowing limit for this program is 5% of the admitted assets of SiriusPoint America. As of December 31, 2024 SiriusPoint America’s admitted assets were $2.7 billion. The Company did not receive advances or make repayments of FHLBNY borrowings during the three and nine months ended September 30, 2025. There were no advances from the FHLBNY outstanding at September 30, 2025.
14. Income taxes
The Company recognizes income tax expense or benefit based upon pre-tax income or loss reported in the consolidated statements of income and the provisions of currently enacted tax laws. Starting in 2025, a 15% corporate income tax is applied to the Company’s Bermuda operations as a result of the enactment of the Corporate Income Tax Act 2023 (the “Bermuda CIT”) on December 27, 2023. We expect that our in-scope entities will incur increased tax expense in Bermuda beginning in 2025. The Company has subsidiaries and branches that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate. The jurisdictions in which the Company's subsidiaries and branches are subject to tax are Belgium, Bermuda, Canada, Germany, Luxembourg, Sweden, Switzerland, the United Kingdom, and the United States.
For the three and nine months ended September 30, 2025, the Company recorded income tax expense of $20.2 million and $45.1 million, respectively (2024 - $2.4 million and $26.3 million, respectively) on pre-tax income of $110.9 million and $261.1 million, respectively (2024 - $11.1 million and $245.7 million, respectively). The effective tax rates for the three and nine months ended September 30, 2025 were 18.2% and 17.3%, respectively. The difference between the effective tax rate on income from continuing operations and the Bermuda statutory tax rate of 15% is primarily because of income recognized in jurisdictions with higher tax rates than Bermuda, and adjustments pursuant to applicable U.S. GAAP guidance on interim period financial reporting of taxes, which are based on the annual estimated effective tax rate.

In arriving at the estimated annual effective tax rate for the nine months ended September 30, 2025 and 2024, the Company took into consideration all year-to-date income and expense items including the change in unrealized investment gains (losses) and realized investment gains (losses) and such items on a forecasted basis for the remainder of each year.
In December 2021, the Organisation for Economic Co-Operation and Development (“OECD”) published two global anti-base erosion model rules under Pillar Two (the “GloBE Rules”), which implement a 15% global minimum tax applicable for in-scope multinational groups (“GMT”). The first GloBE Rule is the income inclusion rule (“IIR”), which imposes “top-up” tax on a parent entity in respect of the income of a subsidiary that is taxed at less than 15%. The second GloBE Rule is the “undertaxed payments” rule, which denies deductions or requires an equivalent adjustment to the extent the income of an affiliate which is taxed at less than 15%. On January 1, 2024, the GloBE Rules went into effect in the E.U., including a minimum top-up tax rate of 15% for multinational companies, with many E.U. member states enacting corollary legislation as part of their respective domestic tax laws. Consistent with accounting guidance, the Company will treat the global minimum tax as an in-period tax charge when incurred in future periods for which no deferred taxes need to be provided. No provision for top-up tax was recorded as of September 30, 2025, because, based on a country-by-country analysis, it has been determined that for each tested jurisdiction there would be no material amount of top-up tax.
The One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025. Based on the Company’s review and assessment of OBBBA, some of its provisions pertaining to corporate and international taxation are relevant to the Company but are not expected to have a material impact the Company’s financial statements as of December 31, 2025. However, in light of OBBBA’s potential broader implications for the US federal government’s fiscal position, the OECD Pillar Two framework above and other future tax legislation, and financial markets, the Company will continue to monitor the longer term impact of OBBBA and related legislative and geopolitical developments.
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
The total reserve for unrecognized tax benefits is $0.9 million as of September 30, 2025, which did not materially change compared to December 31, 2024. If the Company determines in the future that its reserves for unrecognized tax benefits on permanent differences and interest and penalties are not needed, the reversal of $0.8 million of such reserves as of September 30, 2025 would be recorded as an income tax benefit and would impact the effective tax rate. The remaining balance is accrued interest and penalties.
15. Shareholders' equity
Common shares
The following table presents a summary of the common shares issued and outstanding and shares repurchased as of and for the nine months ended September 30, 2025 and 2024:

	2025	2024
Common shares issued and outstanding, beginning of period	116,429,057	168,120,022
Issuance of common shares, net of forfeitures and shares withheld	767,427	789,339
Issuance of common shares upon exercise of options	100,000	2,035,211
Shares repurchased	(500,000)	(9,077,705)
Issuance of common shares upon exercise of warrants	11,013	—
Common shares issued and outstanding, end of period	116,807,497	161,866,867
The Company’s authorized share capital consists of 300,000,000 common shares with a par value of $0.10 each. During the nine months ended September 30, 2025 and 2024, the Company did not pay any dividends to its common shareholders.
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
During the three and nine months ended September 30, 2025, the Company declared and paid dividends of $4.0 million and $12.0 million, respectively, to the Series B preference shareholders (2024 - $4.0 million and $12.0 million, respectively). The Company has declared and paid dividends to the Series B preference shareholders every quarter beginning June 30, 2021.
Share repurchases
Under the share repurchase program, the Company may repurchase its common stock from time to time, in amounts, at prices and at times the Company deems appropriate in its sole discretion, subject to market conditions and other considerations. The share repurchases may be effected through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades and accelerated share repurchase programs, including in accordance with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, or any combination of such methods. The share repurchase program does not have an expiration date. As of September 30, 2025, a maximum value of approximately $180.8 million of common shares may yet be purchased under the program.
During the three and nine months ended September 30, 2025, the Company repurchased 0 and 500,000 of its common shares from Daniel S. Loeb at the public offering price of $14.00 per share. During the three and nine months ended September 30, 2024, the Company repurchased 9,077,705 of its common shares from CM Bermuda Ltd. Common shares repurchased by the Company during the period were cancelled and retired.

16. Earnings per share available to SiriusPoint common shareholders
The following sets forth the computation of basic and diluted earnings per share available to SiriusPoint common shareholders for the three and nine months ended September 30, 2025 and 2024:

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Weighted-average number of common shares outstanding:
Basic number of common shares outstanding	116,726,540	165,659,401	116,412,996	168,275,970
Dilutive effect of restricted share awards and units	866,941	1,636,809	1,046,481	1,981,156
Dilutive effect of options	1,224,422	1,028,706	1,196,129	1,049,764
Dilutive effect of warrants	—	4,478,382	—	2,954,436
Dilutive effect of Series A preference shares	—	—	—	—
Diluted number of common shares outstanding	118,817,903	172,803,298	118,655,606	174,261,326
Basic earnings per common share:
Net income available to SiriusPoint common shareholders	$86.8	$4.5	$203.6	$205.2
Net income allocated to SiriusPoint participating shareholders	(0.1)	(0.1)	(0.2)	(11.2)
Net income allocated to SiriusPoint common shareholders	$86.7	$4.4	$203.4	$194.0
Basic earnings per share available to SiriusPoint common shareholders	$0.74	$0.03	$1.75	$1.15
Diluted earnings per common share:
Net income available to SiriusPoint common shareholders	$86.8	$4.5	$203.6	$205.2
Net income allocated to SiriusPoint participating shareholders	(0.1)	(0.1)	(0.2)	(11.2)
Net income allocated to SiriusPoint common shareholders	$86.7	$4.4	$203.4	$194.0
Diluted earnings per share available to SiriusPoint common shareholders	$0.73	$0.03	$1.71	$1.11
For the three and nine months ended September 30, 2025, anti-dilutive restricted share units of 38 and 14,271, respectively, were excluded from the computation of diluted earnings per share attributable to SiriusPoint common shareholders. For the three and nine months ended September 30, 2024, anti-dilutive restricted share units of 17,208 and 18,165, respectively, were excluded from the computation of diluted earnings per share attributable to SiriusPoint common shareholders.
17. Related party transactions
In addition to the transactions disclosed in Notes 10, 15 and 18 to these consolidated financial statements, the following transactions are classified as related party transactions, as the counterparties have either a direct or indirect shareholding in the Company or the Company has an investment in such counterparty.
(Re)insurance contracts
During the three and nine months ended September 30, 2025, insurance and reinsurance contracts with certain of the Company’s insurance and MGA related parties resulted in gross premiums written of $42.2 million and $53.9 million, respectively (2024 - $35.5 million and $90.8 million, respectively). As of September 30, 2025, the Company had total receivables from these related parties of $100.7 million and no payables (December 31, 2024 - receivables of $127.2 million and no payables).

Investments managed by related parties
The following table provides the fair value of the Company's investments managed by related parties as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Third Point Enhanced LP (1) (2)	$82.7	$87.6
Third Point Venture Offshore Fund I LP (2)	27.4	24.0
Third Point Venture Offshore Fund II LP (2)	6.2	4.9
Third Point Optimized Credit Portfolio (3)	653.5	595.8
Total investments managed by related parties	$769.8	$712.3
(1)On February 28, 2025, the Company provided notice to Third Point LLC of its intent to redeem all of its capital accounts for Third Point Enhanced LP as of March 31, 2026.
(2)The Third Point Enhanced LP, Third Point venture Offshore Fund I LP, and Third Point Venture Offshore Fund II LP are reported in Other long-term investments in the consolidated balance sheets.
(3)The Third Point Optimized Credit Portfolio is primarily reported in Debt securities, available for sale and trading, in the consolidated balance sheets.
On September 23, 2025, the Company provided notice to Third Point LLC of its intent to withdraw all of its investments from the Third Point Enhanced Optimized Credit Portfolio on March 31, 2026. The withdrawal allows for, but does not require, liquidation of assets at their fair market value on the withdrawal date. Upon withdrawal, the investment management agreement for this portfolio will be terminated. The Company is not restricted from reallocating investments or cash from this action to another third-party investment manager, and is not required to reinvest any amounts with Third Point.
Management, advisory and performance fees to related parties
The total management, advisory and performance fees to related parties for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Management and advisory fees	$1.4	$0.5	$3.8	$4.1
Performance fees (income)	—	(0.3)	(0.4)	0.1
Total management, advisory and performance fees to related parties (1)	$1.4	$0.2	$3.4	$4.2
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
Pursuant to the CMIG Agreement, the Company settled all Series A Preference Shares held by CM Bermuda Ltd. during the three months ended September 30, 2024. The settlement resulted in a loss of $90.7 million for the three and nine months ended September 30, 2024.
During the nine months ended September 30, 2024, the Company did not declare or pay dividends to holders of Series A Preference Shares.
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
During the three and nine months ended September 30, 2024, the Company recorded a loss of $26.7 million and $28.7 million, respectively, from the change in fair value of the Merger Warrants.
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
During the three and nine months ended September 30, 2025, the Company recognized operating lease expense of $2.5 million and $7.0 million, respectively (2024 - $2.1 million and $6.8 million, respectively), including property taxes and routine maintenance expense as well as rental expenses related to short-term leases.
The following table presents the lease balances within the consolidated balance sheets as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Operating lease right-of-use assets (1)	$23.3	$22.8
Operating lease liabilities (2)	$27.0	$24.5

Weighted average lease term (years)	4.7	5.2
Weighted average discount rate	3.2%	3.0%
(1) Operating lease right-of-use assets are included in Other assets on the Company’s consolidated balance sheets.
(2) Operating lease liabilities are included in Other liabilities on the Company’s consolidated balance sheets.

Future minimum rental commitments as of September 30, 2025 under these leases are expected to be as follows:

Future Payments
Remainder of 2025	$1.4
2026	6.5
2027	5.8
2028	6.1
2029 and thereafter	8.0
Total future annual minimum rental payments	27.8
Less: present value discount	(0.8)
Total lease liability as of September 30, 2025	$27.0

19. Subsequent events
Sale of Arcadian

On October 3, 2025 the Company entered into an agreement to sell its 49% equity stake in managing general agent, Arcadian Holdings Limited (“Arcadian”), to Lee Equity Partners for total consideration of $139 million, inclusive of a pre-close dividend. The Company has also renewed and extended its capacity agreement with Arcadian until the end of 2031. The transaction is expected to close prior to the end of the first quarter of 2026, subject to regulatory approvals and satisfaction of customary closing conditions. Upon completion of the transaction, the Company is expected to recognize a pre-tax gain of $25 million to $30 million.

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
•geopolitical uncertainty, including the ongoing conflicts in Europe and the Middle East and the uncertainty from policies under the current presidential administration in the U.S., such as the federal government shutdown and financial markets’ and business reactions to such events;

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
Overview
We are a global underwriter of insurance and reinsurance, domiciled in Bermuda. We have licenses to write property, casualty and accident & health insurance and reinsurance globally, including admitted & non-admitted licensed companies in the United States, a Bermuda Class 4 company, a Lloyd’s of London (“Lloyd’s”) syndicate and managing agency, and an internationally licensed company domiciled in Sweden. Our operating companies have a financial strength rating of A- (Positive) from AM Best, Fitch Ratings (“Fitch”) and Standard & Poor's (“S&P”) and A3 (Stable) from Moody’s Ratings (“Moody’s”).
We are an underwriting first company as we aim to create a business model which is simplified, fully-integrated and globally connected. Distribution relationships are important to us, as we generate premiums from various carefully selected partners, including our consolidated MGAs and non-consolidated MGAs. We seek to apply our underwriting talent, capabilities and proven management expertise to underwrite a profitable book of business and identify new opportunities to create value. Our approach is to be nimble and reactive to market opportunities within our segments of Insurance & Services and Reinsurance, allocating capital where we see profitable opportunity, while remaining disciplined and consistent within our specified risk tolerances and areas of expertise. Our MGA strategy is to partner with high integrity and transparent leaders and teams with deep underwriting expertise and a track record of success. Our partnerships are structured to incentivize all parties to deliver thereby allowing capable teams to do what they do best, while providing complementary services. As of September 30, 2025, we had equity stakes in 20 entities (MGAs, Insurtech and Other) which underwrite or distribute a wide range of lines of business, including general liability, professional liability, directors & officers, credit and bond, commercial automobile, workers’ compensation, accident & health, and other specialty insurance classes.

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
Recent Developments
Sale of Armada
On September 29, 2025 the Company entered into an agreement to sell its wholly owned subsidiary, ArmadaCorp Capital, LLC (“Armada”), to Ambac Financial Group Inc. for $250 million. SiriusPoint will continue its capacity partnership with Armada until the end of 2030. The transaction is expected to close in the fourth quarter of 2025, subject to customary closing conditions and receipt of regulatory approvals. Upon completion of the transaction, the Company is expected to recognize a pre-tax gain of $220 million to $230 million.
Sale of Arcadian
On October 3, 2025 the Company entered into an agreement to sell its 49% equity stake in managing general agent, Arcadian Holdings Limited (“Arcadian”), to Lee Equity Partners for total consideration of $139 million, inclusive of a pre-close dividend. The Company has also renewed and extended its capacity agreement with Arcadian until the end of 2031. The transaction is expected to close prior to the end of the first quarter of 2026, subject to regulatory approvals and satisfaction of customary closing conditions. Upon completion of the transaction, the Company is expected to recognize a pre-tax gain of $25 million to $30 million.
Ratings
On March 5, 2025, April 25, 2025 and October 2, 2025, Fitch, AM Best and S&P, respectively, affirmed our ratings and revised our outlook to Positive from Stable. These revisions reflect our improved balance sheet strength, continued underwriting performance improvement and reduced risk profile.

Key Performance Indicators
We believe that the following key financial indicators are the most important in evaluating our performance for the three and nine months ended September 30, 2025 and 2024, and as of September 30, 2025 and December 31, 2024:

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	($ in millions, except for ratios)
Combined ratio	85.9%	84.4%	87.8%	86.1%
Core underwriting income ⁽¹⁾	$69.6	$62.5	$165.7	$143.7
Core net services income ⁽¹⁾	$10.1	$7.0	$37.7	$34.2
Core income ⁽¹⁾	$79.7	$69.5	$203.4	$177.9
Core combined ratio ⁽¹⁾	89.1%	88.5%	91.4%	91.1%
Annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders	17.7%	0.7%	14.5%	11.4%

	September 30, 2025	December 31, 2024
Book value per common share	$17.21	$14.92
Book value per diluted common share	$16.91	$14.60
Tangible book value per diluted common share ⁽¹⁾	$15.87	$13.42
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
Annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders for the three and nine months ended September 30, 2025 and 2024 was calculated as follows:

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	($ in millions)
Net income available to SiriusPoint common shareholders	$86.8	$4.5	$203.6	$205.2
Common shareholders’ equity attributable to SiriusPoint common shareholders - beginning of period	1,905.7	2,504.1	1,737.4	2,313.9
Common shareholders’ equity attributable to SiriusPoint common shareholders - end of period	2,009.9	2,494.9	2,009.9	2,494.9
Average common shareholders’ equity attributable to SiriusPoint common shareholders	$1,957.8	$2,499.5	$1,873.7	$2,404.4
Annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders	17.7%	0.7%	14.5%	11.4%
KPI
The increase in annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders was driven by higher net income for the three months ended September 30, 2025, due to the 2024 loss on the settlement of liability classified instruments of $117.3 million, partially offset by lower net investment income.

The increase in annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders for the nine months ended September 30, 2025 is the result of consistent net income combined with a decrease in shareholders’ equity subsequent to the share repurchases in the fourth quarter of 2024 and first quarter of 2025.
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
As of September 30, 2025, book value per common share was $17.21, representing an increase of $0.89 per share, or 5.5%, from $16.32 per share as of June 30, 2025. As of September 30, 2025, book value per diluted common share was $16.91, representing an increase of $0.88 per share, or 5.5%, from $16.03 per share as of June 30, 2025. As of September 30, 2025, tangible book value per diluted common share was $15.87, representing an increase of $0.98 per share, or 6.6%, from $14.89 per share as of June 30, 2025.
As of September 30, 2025, book value per common share was $17.21, representing an increase of $2.29 per share, or 15.3%, from $14.92 per share as of December 31, 2024. As of September 30, 2025, book value per diluted common share was $16.91, representing an increase of $2.31 per share, or 15.8%, from $14.60 per share as of December 31, 2024. As of September 30, 2025, tangible book value per diluted common share was $15.87, representing an increase of $2.45 per share, or 18.3%, from $13.42 per share as of December 31, 2024.
The increases reflect continued positive underwriting and investment results during the three and nine months ended September 30, 2025.
Consolidated Results of Operations—Three and nine months ended September 30, 2025 and 2024
The following table sets forth the key items discussed in the consolidated results of operations section, and the period over period change, for the three and nine months ended September 30, 2025 and 2024:

	Three months ended			Nine months ended
	September 30, 2025	September 30, 2024	Change	September 30, 2025	September 30, 2024	Change
	($ in millions)
Total underwriting income	$91.4	$89.0	$2.4	$235.7	$243.7	$(8.0)
Net investment income and net realized and unrealized investment gains (losses)	72.7	92.5	(19.8)	212.5	195.6	16.9
Other revenues	35.5	18.1	17.4	92.5	164.8	(72.3)
Loss on settlement and change in fair value of liability-classified capital instruments	—	(117.3)	117.3	—	(122.6)	122.6
Net corporate and other expenses	(62.5)	(51.4)	(11.1)	(194.0)	(174.0)	(20.0)
Intangible asset amortization	(2.8)	(3.0)	0.2	(8.5)	(8.9)	0.4
Interest expense	(21.0)	(13.8)	(7.2)	(60.2)	(50.0)	(10.2)
Foreign exchange losses	(2.4)	(3.0)	0.6	(16.9)	(2.9)	(14.0)
Income tax expense	(20.2)	(2.4)	(17.8)	(45.1)	(26.3)	(18.8)
Net income	$90.7	$8.7	$82.0	$216.0	$219.4	$(3.4)

The key changes in our consolidated results for the three and nine months ended September 30, 2025 compared to the prior year periods are discussed below.
Underwriting results
The improvement in net underwriting results for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily driven by premium growth at a lower attritional loss ratio and a decrease in catastrophe losses of $10.6 million offset by a decrease in favorable prior year development of $21.7 million.
The decrease in net underwriting results for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily driven by increased catastrophe losses from the California wildfires, partially offset by a decrease in attritional loss ratio.
Investments
Investment Portfolio
The following table presents the carrying value of our total investments, cash and cash equivalents and restricted cash and cash equivalents as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	($ in millions)
Debt securities, available for sale	$5,145.6	$5,131.0
Debt securities, trading	98.7	162.2
Total debt securities (1)	5,244.3	5,293.2
Short-term investments	24.6	95.8
Other long-term investments	318.3	316.5
Total investments	5,587.2	5,705.5
Cash and cash equivalents	582.4	682.0
Restricted cash and cash equivalents (2)	135.3	212.6
Total invested assets and cash (1)	$6,304.9	$6,600.1
(1)Includes $653.5 million of investments in the Third Point Optimized Credit portfolio (“TPOC Portfolio”) as of September 30, 2025 (December 31, 2024 - $595.8 million).
(2)Primarily consists of cash and fixed income securities such as U.S. Treasuries, money markets funds, and sovereign debt, securing our contractual obligations under certain (re)insurance contracts that we will not be released from until the underlying risks have expired or have been settled.
The decrease in total invested assets and cash was primarily driven by the use of $483.0 million of investments to fund the share repurchase from CM Bermuda Limited (“CM Bermuda”) under a securities purchase agreement entered into in December 2024, partially offset by a $54.0 million gain on the AFS portfolio, primarily driven by changes in the Federal Reserve’s monetary policies, and reinvestment of cash generated from investment income and underwriting operations.
The duration of our fixed income portfolio, excluding cash and cash equivalents, is 3.1 years (December 31, 2024 - 3.1 years). The duration remained consistent from the comparative period due to our efforts to match our asset duration with economic liabilities in the current interest rate environment. The average credit rating of our investment portfolio is “AA-” as of September 30, 2025 (December 31, 2024 - “AA-”) with no defaults in the investment portfolio.

The following table provides a breakdown of structured products between investment and non-investment grade securities as of September 30, 2025 and December 31, 2024. These are fixed income investments which are included in debt securities in the table above. Refer to Note 7 “Investments” to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for further discussion of these securities.

	September 30, 2025		December 31, 2024
	Investment Grade (1)	Non-investment Grade (2)	Investment Grade (1)	Non-investment Grade (2)
	($ in millions)
Asset-backed securities	$578.6	$18.7	$719.4	$33.7
Collateralized loan obligations	325.8	—	447.5	2.2
Total asset-backed securities	904.4	18.7	1,166.9	35.9
Agency residential mortgage-backed securities	807.0	—	852.2	—
Non-agency residential mortgage-backed securities	190.7	23.0	159.1	11.2
Total residential mortgage-backed securities	997.7	23.0	1,011.3	11.2
Agency commercial mortgage-backed securities	48.3	—	48.6	—
Non-agency commercial mortgage-backed securities	191.7	0.5	226.8	0.9
Total commercial mortgage-backed securities	240.0	0.5	275.4	0.9
Total mortgage-backed securities	1,237.7	23.5	1,286.7	12.1
Total asset and mortgage-backed securities	$2,142.1	$42.2	$2,453.6	$48.0
(1)Investment grade securities are considered rated BBB or higher.
(2)Non-investment grade securities are considered rated below BBB.
Investment Results
The following is a summary of the results from investments and cash for the three and nine months ended September 30, 2025 and 2024:

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	($ in millions)
Gross investment income	$71.4	$85.1	$219.8	$253.6
Change in fair value of trading portfolio (1)	2.1	7.2	11.3	(23.4)
Net realized investment gains (losses)	4.1	7.6	(4.7)	(15.7)
Investment results	77.6	99.9	226.4	214.5
Investment expenses	(4.9)	(7.4)	(13.9)	(18.9)
Total net investment income and net realized and unrealized investment gains (losses)	$72.7	$92.5	$212.5	$195.6
(1)Trading portfolio is inclusive of all non-AFS designated investments in the investment portfolio.

The following is a summary of the results from investments by investment classification for the three and nine months ended September 30, 2025 and 2024:

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	($ in millions)
Debt securities, available for sale	$72.3	$71.6	$190.8	$196.9
Debt securities, trading	3.6	8.1	9.9	22.5
Short-term investments	0.4	1.8	1.4	9.1
Other long-term investments	(4.2)	7.1	1.6	(41.1)
Derivative instruments	0.3	3.7	(0.2)	5.4
Net investment income and net realized and unrealized investment gains (losses) before other investment expenses and investment income on cash and cash equivalents	72.4	92.3	203.5	192.8
Investment expenses	(4.9)	(7.4)	(13.9)	(18.9)
Net investment income on cash and cash equivalents	5.2	7.6	22.9	21.7
Net investment income and net realized and unrealized investment gains (losses)	$72.7	$92.5	$212.5	$195.6
Net investment income and net realized and unrealized investment gains (losses) for the three months ended September 30, 2025 decreased as a result of the smaller asset base subsequent to the capital transactions executed in the second half of 2024 and the first quarter of 2025.
Net investment income and net realized and unrealized investment gains (losses) for the nine months ended September 30, 2025 increased due to losses on strategic investments in 2024 of $56.2 million resulting from the Company’s recurring valuations of its portfolio. Excluding the losses on strategic investments and other items, the primary components of income for the nine months ended September 30, 2025 and September 30, 2024 were $202.1 million and $228.5 million, respectively, on our debt securities and short-term investments. The year over year decrease is a result of the smaller asset base subsequent to the capital transactions executed in the second half of 2024 and the first quarter of 2025.
Refer to Part I, Item 3. “Quantitative and Qualitative Disclosures about Market Risks” of this Form 10-Q for a discussion of certain risks and factors that could adversely impact our investments results.
Other Revenues
For the three months ended September 30, 2025, other revenues primarily consisted of $25.8 million of service fee revenue from MGAs in addition to a non-recurring $11.0 million insurance recovery related to a legacy litigation, compared to $18.2 million of service fee revenue from MGAs for the three months ended September 30, 2024. The increase in service fee revenue for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 is primarily driven by increases in the travel insurance business of International Medical Group, Inc. (“IMG”).
For the nine months ended September 30, 2025, other revenues primarily consisted of $84.1 million of service fee revenue from MGAs in addition to a non-recurring $11.0 million insurance recovery related to a legacy litigation compared to a gain of $95.9 million from the deconsolidation of Arcadian and $69.9 million of service fee revenue from MGAs for the nine months ended September 30, 2024. The increase in service fee revenue for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 is primarily driven by increases in IMG’s travel insurance business, partially offset by a decrease from the deconsolidation of Arcadian.
Loss on Settlement and Change in Fair Value of Liability Classified Instruments
For the three and nine months ended September 30, 2025, we did not incur a loss on settlement and change in fair value of liability classified instruments as all instruments were previously settled or exercised, compared to a loss of $117.3 million and $122.6 million for the three and nine months ended September 30, 2024, respectively, driven by the settlement of the

Series A preference shares under the CMIG Agreement and the change in fair value of the Merger Warrants primarily driven by changes in our share price.
Net Corporate and Other Expenses
Net corporate and other expenses include costs associated with operating as a publicly-traded company and non-underwriting activities, including services expenses from our MGA subsidiaries, and current expected credit losses from our insurance and reinsurance balances receivable and loss and loss adjustment expenses recoverable.
The increase in net corporate and other expenses for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 was primarily driven by increases in service expenses and expenses associated with non-recurring projects.
For the three months ended September 30, 2025, services expenses increased to $48.5 million compared to $41.3 million for the three months ended September 30, 2024, primarily driven by increases in expenses proportional to IMG revenue growth.
For the nine months ended September 30, 2025 services expenses increased to $141.2 million compared to $135.0 million for the nine months ended September 30, 2024, primarily driven by increases in expenses related to IMG, slightly offset by decreases from the deconsolidation of Arcadian.
Amortization of Intangible Assets
Amortization of intangible assets for the three and nine months ended September 30, 2025 was $2.8 million and $8.5 million, respectively (2024 - $3.0 million and $8.9 million, respectively). The changes in amortization are due to the use of amortization patterns which are based on the period over which they are expected to generate future net cash inflows from the use of the underlying intangible assets.
Interest Expense
Interest expense and finance costs are related to interest due on our senior and subordinated notes, as well as interest associated with certain reinsurance contracts.
Interest expense for the three and nine months ended September 30, 2025 was $21.0 million and $60.2 million, respectively, compared to $13.8 million and $50.0 million for the three and nine months ended September 30, 2024. The increases were primarily driven by funds withheld interest on the loss portfolio transfer with Clarendon National Insurance Company which was completed in October 2024 (the “2024 LPT”) and included in the three and nine months ended September 30, 2025.
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
The foreign exchange losses for the three and nine months ended September 30, 2025 of $2.4 million and $16.9 million, respectively, were primarily driven by the impact of certain foreign exchange exposures related to our underwriting activities, partially offset by the impact of our currency hedges.
The foreign exchange losses of $3.0 million for the three months ended September 30, 2024 were primarily due to $3.7 million of foreign exchange losses from our international operations. The foreign exchange losses of $2.9 million for the nine months ended September 30, 2024 were primarily due to $1.0 million of foreign exchange losses from our international operations.
In addition to the foreign exchange losses noted above, foreign currency losses for the three and nine months ended September 30, 2025 of $0.8 million and $3.0 million, respectively, were recorded as part of investments results. See Note 8 “Total net investment income and net realized and unrealized investment gains (losses)” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

On an aggregate basis, the effects of foreign exchange resulted in charges to net income of $2.6 million and $18.3 million as well as charges (benefits) to comprehensive income of $(3.1) million and $1.9 million for the three and nine months ended September 30, 2025, respectively. The effects of foreign exchange are consistent with the recent market fluctuations in rates and the Company’s economic currency hedging strategy.
Income Tax Expense
The increases in income tax expense for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 were consistent with the increases in pre-tax income.

Segment Results — Three and nine months ended September 30, 2025 and 2024
The determination of our reportable segments is based on the manner in which management monitors the performance of our operations. We classify our business into two reportable segments - Insurance & Services and Reinsurance. Collectively, the sum of these two segments constitute “Core” results. Core underwriting income, Core net services income, Core income and Core combined ratio are non-GAAP financial measures. We believe it is useful to review Core results as it better reflects how management views the business and reflects our decision to exit the runoff business. The sum of Core results and Corporate results are equal to the consolidated results of operations.
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

The following tables set forth the operating segment results and ratios for the three months ended September 30, 2025 and 2024:

	Three months ended September 30, 2025
	Insurance & Services	Reinsurance	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
		($ in millions)
Gross premiums written	$562.0	$309.6	$871.6	$—	$2.8	$—	$874.4
Net premiums written	396.8	268.1	664.9	—	5.4	—	670.3
Net premiums earned	381.2	262.3	643.5	—	4.2	—	647.7
Loss and loss adjustment expenses incurred, net	225.3	145.5	370.8	(1.5)	3.6	—	372.9
Acquisition costs, net	98.3	64.7	163.0	(26.9)	3.7	—	139.8
Other underwriting expenses	19.9	20.2	40.1	—	3.5	—	43.6
Underwriting income (loss)	37.7	31.9	69.6	28.4	(6.6)	—	91.4
Services revenues	58.5	—	58.5	(32.7)	—	(25.8)	—
Services expenses	48.5	—	48.5	—	—	(48.5)	—
Net services fee income	10.0	—	10.0	(32.7)	—	22.7	—
Services noncontrolling loss	0.1	—	0.1	—	—	(0.1)	—
Net services income	10.1	—	10.1	(32.7)	—	22.6	—
Segment income (loss)	$47.8	$31.9	$79.7	$(4.3)	$(6.6)	$22.6	$91.4

Attritional losses	$234.8	$145.1	$379.9	$(1.5)	$3.4	$—	$381.8
Catastrophe losses	—	—	—	—	—	—	—
Prior year loss reserve development	(9.5)	0.4	(9.1)	—	0.2	—	(8.9)
Loss and loss adjustment expenses incurred, net	$225.3	$145.5	$370.8	$(1.5)	$3.6	$—	$372.9

Underwriting Ratios: (1)
Attritional loss ratio	61.6%	55.3%	59.0%				59.0%
Catastrophe loss ratio	—%	—%	—%				—%
Prior year loss development ratio	(2.5)%	0.2%	(1.4)%				(1.4)%
Loss ratio	59.1%	55.5%	57.6%				57.6%
Acquisition cost ratio	25.8%	24.7%	25.3%				21.6%
Other underwriting expenses ratio	5.2%	7.7%	6.2%				6.7%
Combined ratio	90.1%	87.9%	89.1%				85.9%
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

	Three months ended September 30, 2024
	Insurance & Services	Reinsurance	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
		($ in millions)
Gross premiums written	$376.0	$314.5	$690.5	$—	$23.5	$—	$714.0
Net premiums written	235.3	268.3	503.6	—	0.6	—	504.2
Net premiums earned	276.9	269.4	546.3	—	22.6	—	568.9
Loss and loss adjustment expenses incurred, net	170.1	137.6	307.7	(1.4)	11.2	—	317.5
Acquisition costs, net	65.9	69.8	135.7	(24.1)	5.9	—	117.5
Other underwriting expenses	20.0	20.4	40.4	—	4.5	—	44.9
Underwriting income	20.9	41.6	62.5	25.5	1.0	—	89.0
Services revenues	48.1	—	48.1	(29.9)	—	(18.2)	—
Services expenses	41.3	—	41.3	—	—	(41.3)	—
Net services fee income	6.8	—	6.8	(29.9)	—	23.1	—
Services noncontrolling loss	0.2	—	0.2	—	—	(0.2)	—
Net services income	7.0	—	7.0	(29.9)	—	22.9	—
Segment income	$27.9	$41.6	$69.5	$(4.4)	$1.0	$22.9	$89.0

Attritional losses	$183.9	$142.9	$326.8	$(1.4)	$12.1	$—	$337.5
Catastrophe losses	(0.7)	11.3	10.6	—	—	—	10.6
Prior year loss reserve development	(13.1)	(16.6)	(29.7)	—	(0.9)	—	(30.6)
Loss and loss adjustment expenses incurred, net	$170.1	$137.6	$307.7	$(1.4)	$11.2	$—	$317.5

Underwriting Ratios: (1)
Attritional loss ratio	66.4%	53.1%	59.8%				59.3%
Catastrophe loss ratio	(0.3)%	4.2%	1.9%				1.9%
Prior year loss development ratio	(4.7)%	(6.2)%	(5.4)%				(5.4)%
Loss ratio	61.4%	51.1%	56.3%				55.8%
Acquisition cost ratio	23.8%	25.9%	24.8%				20.7%
Other underwriting expenses ratio	7.2%	7.6%	7.4%				7.9%
Combined ratio	92.4%	84.6%	88.5%				84.4%
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
Core Premium Volume
Gross premiums written increased by $181.1 million, or 26.2%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Net premiums written increased by $161.3 million, or 32.0%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Net premiums earned increased by $97.2 million, or 17.8%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increases in premium volume were primarily driven by our Insurance & Services segment, including expansion of Surety within our Other Specialties business line, growth across A&H including Life, and continued strategic organic and new program growth in our international P&C business.
Core Underwriting Results
The improvement in net underwriting results of $7.1 million was primarily driven by premium growth coupled with a slight improvement in attritional losses as well as decreased catastrophe losses, offset by a decrease in favorable prior year development. Effects of catastrophes were limited for the three months ended September 30, 2025, compared to $10.6 million of catastrophe losses for the three months ended September 30, 2024. For the three months ended September 30, 2025 favorable prior year loss reserve development was $9.1 million primarily driven by favorable development in A&H business due to lower than expected reported attritional losses, compared to $29.7 million for the three months ended September 30, 2024 primarily driven by favorable development within Property business.
Core Services Results
Services revenues increased to $58.5 million for the three months ended September 30, 2025 compared to $48.1 million for the three months ended September 30, 2024 due to growth in the IMG travel business.
Net services income increased to $10.1 million for the three months ended September 30, 2025 compared to $7.0 million during the three months ended September 30, 2024, primarily driven by growth in IMG’s travel business. Service margin, which is calculated as Net service fee income as a percentage of services revenues, increased to 17.1% for the three months ended September 30, 2025 from 14.1% for the three months ended September 30, 2024 driven by enhanced profitability at both IMG through the travel program as well as Armada.

The following tables set forth the operating segment results and ratios for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30, 2025
	Insurance & Services	Reinsurance	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
		($ in millions)
Gross premiums written	$1,757.5	$1,034.1	$2,791.6	$—	$15.7	$—	$2,807.3
Net premiums written	1,273.1	843.6	2,116.7	—	1.0	—	2,117.7
Net premiums earned	1,086.6	828.3	1,914.9	—	11.5	—	1,926.4
Loss and loss adjustment expenses incurred, net	644.4	497.2	1,141.6	(5.0)	10.7	—	1,147.3
Acquisition costs, net	283.5	202.3	485.8	(83.1)	7.7	—	410.4
Other underwriting expenses	61.4	60.4	121.8	—	11.2	—	133.0
Underwriting income (loss)	97.3	68.4	165.7	88.1	(18.1)	—	235.7
Services revenues	178.7	—	178.7	(94.6)	—	(84.1)	—
Services expenses	141.2	—	141.2	—	—	(141.2)	—
Net services fee income	37.5	—	37.5	(94.6)	—	57.1	—
Services noncontrolling loss	0.2	—	0.2	—	—	(0.2)	—
Net services income	37.7	—	37.7	(94.6)	—	56.9	—
Segment income (loss)	$135.0	$68.4	$203.4	$(6.5)	$(18.1)	$56.9	$235.7

Attritional losses	$661.3	$470.1	$1,131.4	$(5.0)	$5.3	$—	$1,131.7
Catastrophe losses	4.8	62.6	67.4	—	—	—	67.4
Prior year loss reserve development	(21.7)	(35.5)	(57.2)	—	5.4	—	(51.8)
Loss and loss adjustment expenses incurred, net	$644.4	$497.2	$1,141.6	$(5.0)	$10.7	$—	$1,147.3

Underwriting Ratios: (1)
Attritional loss ratio	60.9%	56.7%	59.1%				58.8%
Catastrophe loss ratio	0.4%	7.6%	3.5%				3.5%
Prior year loss development ratio	(2.0)%	(4.3)%	(3.0)%				(2.7)%
Loss ratio	59.3%	60.0%	59.6%				59.6%
Acquisition cost ratio	26.1%	24.4%	25.4%				21.3%
Other underwriting expenses ratio	5.7%	7.3%	6.4%				6.9%
Combined ratio	91.1%	91.7%	91.4%				87.8%
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

	Nine months ended September 30, 2024
	Insurance & Services	Reinsurance	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
		($ in millions)
Gross premiums written	$1,390.5	$1,023.4	$2,413.9	$—	$71.2	$—	$2,485.1
Net premiums written	913.5	867.2	1,780.7	—	6.4	—	1,787.1
Net premiums earned	838.3	779.2	1,617.5	—	135.7	—	1,753.2
Loss and loss adjustment expenses incurred, net	538.8	406.0	944.8	(4.1)	58.7	—	999.4
Acquisition costs, net	206.9	206.8	413.7	(93.8)	62.4	—	382.3
Other underwriting expenses	55.4	59.9	115.3	—	12.5	—	127.8
Underwriting income	37.2	106.5	143.7	97.9	2.1	—	243.7
Services revenues	171.3	—	171.3	(101.4)	—	(69.9)	—
Services expenses	135.0	—	135.0	—	—	(135.0)	—
Net services fee income	36.3	—	36.3	(101.4)	—	65.1	—
Services noncontrolling income	(2.1)	—	(2.1)	—	—	2.1	—
Net services income	34.2	—	34.2	(101.4)	—	67.2	—
Segment income	$71.4	$106.5	$177.9	$(3.5)	$2.1	$67.2	$243.7

Attritional losses	$546.3	$424.9	$971.2	$(4.1)	$86.7	$—	$1,053.8
Catastrophe losses	1.9	14.3	16.2	—	—	—	16.2
Prior year loss reserve development	(9.4)	(33.2)	(42.6)	—	(28.0)	—	(70.6)
Loss and loss adjustment expenses incurred, net	$538.8	$406.0	$944.8	$(4.1)	$58.7	$—	$999.4

Underwriting Ratios: (1)
Attritional loss ratio	65.2%	54.6%	60.0%				60.1%
Catastrophe loss ratio	0.2%	1.8%	1.0%				0.9%
Prior year loss development ratio	(1.1)%	(4.3)%	(2.6)%				(4.0)%
Loss ratio	64.3%	52.1%	58.4%				57.0%
Acquisition cost ratio	24.7%	26.5%	25.6%				21.8%
Other underwriting expenses ratio	6.6%	7.7%	7.1%				7.3%
Combined ratio	95.6%	86.3%	91.1%				86.1%
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
Core Premium Volume
Gross premiums written increased by $377.7 million, or 15.6%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Net premiums written increased by $336.0 million, or 18.9%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Net premiums earned increased by $297.4 million, or 18.4%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increases in premium volume were primarily driven by our Insurance & Services segment, including growth across A&H, expansion of Surety within our Other Specialties business line, continued strategic organic and new program growth in our international business.
Core Underwriting Results
The improvement in net underwriting results of $22.0 million for the nine months ended September 30, 2025 in comparison to the nine months ended September 30, 2024 was primarily driven by premium growth combined with improved attritional loss and acquisition cost ratios. The improved attritional and acquisition cost ratios resulted in an additional income of $21.1 million for the nine months ended September 30, 2025 while there was a $14.6 million increase in favorable prior year loss reserve development, offset by $51.2 million increase in catastrophe losses driven by the California wildfires.
Core Services Results
Services revenues increased to $178.7 million for the nine months ended September 30, 2025 compared to $171.3 million for the nine months ended September 30, 2024 primarily due to growth in IMG’s travel business, offset by the effects of the Arcadian deconsolidation.
Net services fee income increased to $37.5 million for the nine months ended September 30, 2025 from $36.3 million for the nine months ended September 30, 2024 also driven by growth in IMG’s travel business. Service margin, which is calculated as net service fee income as a percentage of services revenues, decreased to 21.0% for the nine months ended September 30, 2025 compared to 21.2% for the nine months ended September 30, 2024.
We generated net services income of $37.7 million for the nine months ended September 30, 2025, compared to $34.2 million for the nine months ended September 30, 2024, primarily driven by growth in IMG’s travel business and offset by the deconsolidation of Arcadian, which generated net services income of $5.2 million for the nine months ended September 30, 2024.
Insurance & Services Segment
Through the Insurance & Services segment, we underwrite primary insurance in a number of sectors. With deep expertise and global reach, we offer innovative insurance solutions to meet the changing risk circumstances of our clients every day. The Insurance & Services segment includes Accident & Health, Property & Casualty, and Other Specialties.
As of September 30, 2025, we have equity stakes in 20 entities (MGAs, Insurtech and Other), which underwrite or distribute a wide range of lines of business, including general liability, professional liability, directors & officers, credit and bond, cyber, commercial automobile, workers’ compensation, accident & health, and other specialty insurance classes. As of September 30, 2025, we consolidated three MGAs in our financial statements: ArmadaCorp Capital, LLC (“Armada”), Alta Signa Holdings (“Alta Signa”) and IMG. Effective June 30, 2024, we deconsolidated Arcadian when our management and Arcadian consented to certain amendments to the shareholders’ agreement and termination of the unsecured promissory note which resulted in our Company ceasing to have control over Arcadian. There has been no change to our underwriting relationship with Arcadian. We provide underwriting capacity in the form of insurance or reinsurance to 10 non-consolidated entities in addition to the three consolidated MGAs. We also have investment stakes in 7 other entities where we have no underwriting relationships. The investment interests in the non-consolidated entities are included in strategic investments within Other long term investments on the consolidated balance sheet.

The following table sets forth underwriting results, net MGA results, and ratios for the segment results, and the period over period changes, for the three and nine months ended September 30, 2025 and 2024:

	Three months ended			Nine months ended
	September 30, 2025	September 30, 2024	Change	September 30, 2025	September 30, 2024	Change
	($ in millions)
Gross premiums written	$562.0	$376.0	$186.0	$1,757.5	$1,390.5	$367.0
Net premiums written	396.8	235.3	161.5	1,273.1	913.5	359.6
Net premiums earned	381.2	276.9	104.3	1,086.6	838.3	248.3
Loss and loss adjustment expenses incurred, net	225.3	170.1	55.2	644.4	538.8	105.6
Acquisition costs, net	98.3	65.9	32.4	283.5	206.9	76.6
Other underwriting expenses	19.9	20.0	(0.1)	61.4	55.4	6.0
Underwriting income	37.7	20.9	16.8	97.3	37.2	60.1
Services revenues	58.5	48.1	10.4	178.7	171.3	7.4
Services expenses	48.5	41.3	7.2	141.2	135.0	6.2
Net services fee income	10.0	6.8	3.2	37.5	36.3	1.2
Services noncontrolling (income) loss	0.1	0.2	(0.1)	0.2	(2.1)	2.3
Net services income	10.1	7.0	3.1	37.7	34.2	3.5
Segment income	$47.8	$27.9	$19.9	$135.0	$71.4	$63.6

Underwriting ratios: (1)
Loss ratio	59.1%	61.4%	(2.3)%	59.3%	64.3%	(5.0)%
Acquisition cost ratio	25.8%	23.8%	2.0%	26.1%	24.7%	1.4%
Other underwriting expense ratio	5.2%	7.2%	(2.0)%	5.7%	6.6%	(0.9)%
Combined ratio	90.1%	92.4%	(2.3)%	91.1%	95.6%	(4.5)%
(1)Underwriting ratios are calculated by dividing the related expense by net premiums earned.
Premium Volume
Gross premiums written increased by $186.0 million, or 49.5%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily driven by growth across Life, Accident & Health, expansion of Surety within our Other Specialties business line, growth across A&H, and continued strategic organic and new program growth in our international business, specifically London MGAs.
Gross premiums written increased by $367.0 million, or 26.4%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily driven by Life, Accident & Health, expansion of Surety within our Other Specialties business line, and continued strategic organic and new program growth in our international business, specifically London MGAs.
Consolidated MGAs
Gross premiums written by the consolidated MGAs in the aggregate increased by $16.1 million, or 27.3%, to $75.0 million for the three months ended September 30, 2025 compared to $58.9 million for the three months ended September 30, 2024, primarily resulting from growth from IMG.
Gross premiums written generated by the consolidated MGAs in the aggregate increased by $42.9 million, or 21.4%, to $243.0 million for the nine months ended September 30, 2025 compared to $200.1 million for the nine months ended September 30, 2024, primarily resulting from the growth from IMG.
Book value for the consolidated MGAs was $90.8 million as of September 30, 2025, compared to $90.1 million as of December 31, 2024. The increase in book value from December 31, 2024 was the result of income in the period offset by intercompany dividends used to fund the share repurchase.

Underwriting Results
The improvement in underwriting income of $16.8 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily driven by a lower attritional loss ratio, partially offset by slightly lower prior year loss reserve development of $9.5 million for the three months ended September 30, 2025, mainly in A&H, compared to net favorable prior year loss reserve development of $13.1 million for the three months ended September 30, 2024.
The improvement in underwriting income of $60.1 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily driven by growth combined with an improving attritional loss ratio as well as net favorable prior year loss reserve development of $21.7 million for the nine months ended September 30, 2025, mainly in A&H, compared to net favorable prior year loss reserve development of $9.4 million for the nine months ended September 30, 2024.
Services Results
The increase in services revenues of $10.4 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily due to growth in the IMG travel business.
The increase in services revenues of $7.4 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily due to growth in IMG’s travel business. Excluding Arcadian, service revenues increased by $20.4 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Net services income increased to $10.1 million for the three months ended September 30, 2025 compared to $7.0 million during the three months ended September 30, 2024, primarily driven by growth in IMG’s travel business.
Net services income increased to $37.7 million for the nine months ended September 30, 2025 compared to $34.2 million during the nine months ended September 30, 2024, primarily driven by growth in IMG’s travel business and offset by the deconsolidation of Arcadian which generated net services income of $5.2 million for the nine months ended September 30, 2024.
Reinsurance Segment
The Reinsurance segment predominantly underwrites Casualty, Property and Other Specialties lines of business on a worldwide basis. The following table sets forth underwriting results and ratios, and the period over period changes for the Reinsurance segment, for the three and nine months ended September 30, 2025 and 2024:

	Three months ended			Nine months ended
	September 30, 2025	September 30, 2024	Change	September 30, 2025	September 30, 2024	Change
	($ in millions)
Gross premiums written	$309.6	$314.5	$(4.9)	$1,034.1	$1,023.4	$10.7
Net premiums written	268.1	268.3	(0.2)	843.6	867.2	(23.6)
Net premiums earned	262.3	269.4	(7.1)	828.3	779.2	49.1
Loss and loss adjustment expenses incurred, net	145.5	137.6	7.9	497.2	406.0	91.2
Acquisition costs, net	64.7	69.8	(5.1)	202.3	206.8	(4.5)
Other underwriting expenses	20.2	20.4	(0.2)	60.4	59.9	0.5
Underwriting income	$31.9	$41.6	$(9.7)	$68.4	$106.5	$(38.1)

Underwriting ratios: (1)
Loss ratio	55.5%	51.1%	4.4%	60.0%	52.1%	7.9%
Acquisition cost ratio	24.7%	25.9%	(1.2)%	24.4%	26.5%	(2.1)%
Other underwriting expense ratio	7.7%	7.6%	0.1%	7.3%	7.7%	(0.4)%
Combined ratio	87.9%	84.6%	3.3%	91.7%	86.3%	5.4%
(1)Underwriting ratios are calculated by dividing the related expense by net premiums earned.

Premium Volume
Gross premiums written in the Reinsurance segment decreased by $4.9 million, or 1.6%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily driven by slight decreases in Aviation and International Credit offset by growth in Bermuda Specialty.
Gross premiums written in the Reinsurance segment increased by $10.7 million, or 1.0%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily driven by growth in Bermuda Specialty and reinstatement premiums of $8.9 million related to Property Catastrophe business offset by decreases in Aviation.
Underwriting Results
The decrease in net underwriting results for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was the result of a decrease in favorable prior year development of $17.0 million offset by a decrease in catastrophe losses of $11.3 million .
The decrease in net underwriting results for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, was primarily driven by increased catastrophe losses of $62.6 million or 7.6 percentage points on the combined ratio, primarily from the California wildfires, compared to $14.3 million, or 1.8 percentage points on the combined ratio, for the nine months ended September 30, 2024. Favorable prior year loss reserve development was relatively flat and was $35.5 million for the nine months ended September 30, 2025, primarily driven by favorable development in Property, mainly from reserve releases relating to prior year’s catastrophe events, compared to $33.2 million for the nine months ended September 30, 2024 primarily driven by decreased ultimate losses in the Credit reinsurance portfolio.
Corporate
Corporate includes the results of all runoff business, which represents certain classes of business that we no longer actively underwrite, including the effects of the restructuring of the underwriting platform announced in 2022 and certain reinsurance contracts that have interest crediting features. Corporate results also include asbestos and environmental and other latent liability exposures on a gross basis, which have mostly been ceded, as well as specific workers’ compensation and cyber programs which we no longer write. The following table sets forth underwriting results and the period over period changes for the three and nine months ended September 30, 2025 and 2024:

	Three months ended			Nine months ended
	September 30, 2025	September 30, 2024	Change	September 30, 2025	September 30, 2024	Change
	($ in millions)
Gross premiums written	$2.8	$23.5	$(20.7)	$15.7	$71.2	$(55.5)
Net premiums written	5.4	0.6	4.8	1.0	6.4	(5.4)
Net premiums earned	4.2	22.6	(18.4)	11.5	135.7	(124.2)
Loss and loss adjustment expenses incurred, net	3.6	11.2	(7.6)	10.7	58.7	(48.0)
Acquisition costs, net	3.7	5.9	(2.2)	7.7	62.4	(54.7)
Other underwriting expenses	3.5	4.5	(1.0)	11.2	12.5	(1.3)
Underwriting income (loss)	$(6.6)	$1.0	$(7.6)	$(18.1)	$2.1	$(20.2)
The changes in premium volume for the three and nine months ended September 30, 2025 were primarily driven by the decreases in business from specific workers’ compensation and cyber programs that were placed in runoff in the first quarter of 2024 and are expected to have limited volume in 2025. Gross premium volume decreases were partially offset by premiums from a fronting agreement during the three and nine months ended September 30, 2025.
The underwriting loss for the three months ended September 30, 2025 compared to underwriting income for the three months ended September 30, 2024 was primarily the result of decreased underwriting activity following the runoff of existing portfolios.
The underwriting loss for the nine months ended September 30, 2025 compared to underwriting income for the nine months ended September 30, 2024 was the result of an increase in reported losses on legacy international property contracts.

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
Dividend Capacity and Capital
We are subject to regulatory and other constraints that affect our ability to pay dividends. During the three and nine months ended September 30, 2025, SiriusPoint declared and paid dividends of $4.0 million and $12.0 million, respectively, to the Series B preference shareholders (2024 - $4.0 million and $12.0 million, respectively). During the three and nine months ended September 30, 2025, SiriusPoint did not pay any dividends to its common shareholders.
For the three and nine months ended September 30, 2025, SiriusPoint received $17.0 million and $452.0 million, respectively (2024 - $283.0 million and $428.0 million, respectively) of distributions from SiriusPoint Bermuda Insurance Company Ltd. (“SiriusPoint Bermuda”), its immediate wholly-owned subsidiary. We believe the dividend/distribution capacity of SiriusPoint’s subsidiaries, which was approximately $712.7 million as of December 31, 2024, provides SiriusPoint with sufficient liquidity for the foreseeable future. For a further discussion of the various restrictions on SiriusPoint Bermuda’s ability to pay dividends, see Part I, Item 1 “Business - Regulation” in our 2024 Form 10-K.
In addition to the regulatory and other contractual constraints to paying dividends, we manage the capital of the group and each of our operating subsidiaries to support our current ratings from AM Best, Fitch, S&P and Moody’s. This could further reduce the ability and amount of dividends that could be paid from subsidiaries to SiriusPoint. In addition, the Company annually files the prescribed form of capital and solvency return, which comprises the insurer’s Bermuda Solvency Capital Requirement (“BSCR”) model. The BSCR model is a risk-based capital model which provides a method for determining a Class 3A and Class 4 insurer’s capital requirements (statutory economic capital and surplus) by taking into account the risk characteristics of different aspects of the Class 3A and Class 4 insurer’s business. Our 2024 filed BSCR ratio was 228%. We are also currently completing our third quarter 2025 Bermuda Quarterly Financial Return, with an estimated ratio of 226%.
Sources of Liquidity
Our operating subsidiaries sources of liquidity have primarily consisted of net premiums written, reinsurance recoveries, investment income and proceeds from sales of or dividends or distributions attributable to investments. Other potential sources of liquidity include borrowings under our credit facilities, the Federal Home Loan Bank of New York (“FHLBNY”) advance program and issuances of securities.
Effective December 19, 2024, we entered into a four-year, $400.0 million senior unsecured revolving credit facility (the “Facility”) with JPMorgan Chase Bank, N.A. as administrative agent. The Facility includes an option for the Company to request a 12-month extension, subject to satisfaction of certain conditions including, but not limited to, the consent of lenders representing a majority-in-interest of commitments, of the Facility maturity date. Subject to customary conditions precedent upon any borrowing request, the Facility provides access to loans for working capital and general corporate purposes, as well as letters of credit to support obligations under insurance and reinsurance agreements, retrocessional agreements and for general corporate purposes. As of September 30, 2025, the Company was in compliance with all of the covenants under the Facility and there were no outstanding borrowings under the Facility.

Effective September 2025, we became a member of the FHLBNY. As a member, we may borrow through the advance program of the FHLBNY. The FHLBNY advance program provides short- and long-term, fully collateralized loans, called advances, to their members. We have the ability to obtain this funding based on a percentage of the value of our admitted assets in the State of New York, subject to availability of eligible collateral. As of September 30, 2025, there were no outstanding FHLBNY borrowings.
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
The following table represents a summary of our debt obligations as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Amount	Effective rate (1)	Amount	Effective rate (1)
2024 Senior Notes, at face value	$400.0	7.4%	$400.0	7.4%
Unamortized discount and issuance costs	(4.3)		(5.2)
2024 Senior Notes, carrying value	395.7		394.8
2017 SEK Subordinated Notes, at face value	292.4	7.1%	249.2	7.9%
Unamortized discount	(5.6)		(4.9)
2017 SEK Subordinated Notes, carrying value	286.8		244.3
Total debt	$682.5		$639.1
(1)Effective rate considers the effect of the debt issuance costs, discount, and premium.
For further details and discussion with respect to the 2024 Senior Notes and 2017 SEK Subordinated Notes, please refer to Note 14 “Debt and letter of credit facilities” of Part II, Item 8. “Financial Statements and Supplementary Data” included in our 2024 Form 10-K.
Debt Covenants
As of September 30, 2025, we were in compliance with all of the covenants under the 2024 Senior Notes and the 2017 SEK Subordinated Notes.
Series B Preference Shares
We have 8,000,000 of Series B preference shares outstanding, par value $0.10, which are listed on the New York Stock Exchange under the symbol “SPNT PB.” Dividends on the Series B preference shares are cumulative and payable quarterly in arrears at an initial rate of 8.0%.
As of September 30, 2025, the carrying value of the Series B preference shares was $200.0 million and reflected in shareholders’ equity attributable to SiriusPoint shareholders in the consolidated balance sheets. During the three and nine months ended September 30, 2025, the Company declared and paid dividends of $4.0 million and $12.0 million, respectively, to the Series B preference shareholders. The Company has declared and paid dividends to the Series B preference shareholders every quarter beginning June 30, 2021.

For further details and discussion with respect to the Series B preference shares, see Note 15 “Shareholders' equity” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q.
Letter of Credit Facilities
As of September 30, 2025, letters of credit in the amount of $1,077.3 million had been issued by the Company to various insurance and reinsurance counterparties. Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements and a minimum rating from rating agencies. Each restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists under any of the letter of credit facilities, our subsidiaries could be prohibited from paying dividends. We were in compliance with all of the covenants under the aforementioned letter of credit facilities as of September 30, 2025.
For further details and discussion with respect to letter of credit facilities, see Note 13 “Debt and letter of credit facilities” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q.
Cash Secured Letter of Credit Agreements
Under the cash secured letter of credit facilities, we provide collateral that consists of cash and cash equivalents and debt securities. As of September 30, 2025, total cash and cash equivalents and debt securities with a fair value of $1,298.5 million were pledged as collateral against the letters of credit issued.
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
Restricted cash and cash equivalents and restricted investments decreased to $2,297.8 million as of September 30, 2025 from $2,427.6 million as of December 31, 2024.
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

Operating, investing and financing cash flows for the nine months ended September 30, 2025 and 2024 were as follows:

	2025	2024
	($ in millions)
Net cash provided by (used in) operating activities	$128.8	$(33.0)
Net cash provided by investing activities	234.9	140.4
Net cash used in financing activities	(517.0)	(393.5)
Net decrease in cash, cash equivalents and restricted cash	(153.3)	(286.1)
Cash, cash equivalents and restricted cash at beginning of period	894.6	1,101.3
Change in cash, cash equivalents and restricted cash classified as assets held for sale	(23.6)	—
Cash, cash equivalents and restricted cash at end of period	$717.7	$815.2
Operating Activities
Cash flows provided by operating activities can fluctuate due to timing differences between the collection of premiums and reinsurance recoverables, the payment of losses and loss expenses, and the payment of premiums to reinsurers. The change in cash flows in operating activities for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily driven by an increase in the collection of premiums consistent with the underlying growth of the business, offset by payments related to California wildfire claims.
Investing Activities
Cash flows provided by investing activities for the nine months ended September 30, 2025 were driven by higher proceeds from sales and maturities of debt securities compared to purchases during the period. Cash flows provided by investing activities for the nine months ended September 30, 2024 were driven by changes in our investment portfolio, primarily purchases and sales of fixed income and short-term investments.
Financing Activities
Cash flows used in financing activities for the nine months ended September 30, 2025 primarily consisted of $490.8 million in payments for share repurchases. Cash flows used in financing activities for the nine months ended September 30, 2024 primarily consisted of a $517.9 million payment for the redemption of debt and $98.2 million net payments on deposit liability contracts, offset by $393.9 million of proceeds from the issuance of debt, net of costs and $18.5 million of proceeds from the exercise of options.
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
The following table sets forth the computation of book value per common share, book value per diluted common share and tangible book value per diluted common share as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	($ in millions, except share and per share amounts)
Common shareholders’ equity attributable to SiriusPoint common shareholders	$2,009.9	$1,737.4
Intangible assets	123.6	140.8
Tangible common shareholders' equity attributable to SiriusPoint common shareholders	$1,886.3	$1,596.6

Common shares outstanding	116,807,497	116,429,057
Effect of dilutive stock options, restricted share units and warrants	2,034,652	2,559,359
Book value per diluted common share denominator	118,842,149	118,988,416

Book value per common share	$17.21	$14.92
Book value per diluted common share	$16.91	$14.60
Tangible book value per diluted common share	$15.87	$13.42
Financial Condition
As of September 30, 2025, total shareholders’ equity was $2,211.0 million, compared to $1,938.8 million as of December 31, 2024. The increase was due to net income of $203.6 million and accumulated other comprehensive income from unrealized gains from AFS debt securities of $54.0 million for the nine months ended September 30, 2025.
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
We manage the interest rate risk associated with our portfolio of fixed income investments by matching assets backing reserves with that of our economic liabilities, in addition to monitoring the average of investment-grade corporate securities; U.S. government and agency securities; foreign government, agency and provincial obligations; preferred stocks; asset-backed and mortgage-backed securities; and municipal obligations.
The following table summarizes the estimated effects of hypothetical increases and decreases in market interest rates on our debt securities as of September 30, 2025:

	Fair value	Assumed change in interest rate	Estimated fair value after change in interest rate	Pre-tax increase (decrease) in carrying value
	($ in millions)
Debt securities	$5,244.3	300 bp decrease	$5,648.0	$403.7
		200 bp decrease	5,511.0	266.7
		100 bp decrease	5,374.0	129.7
		50 bp decrease	5,305.5	61.2
		50 bp increase	5,154.8	(89.5)
		100 bp increase	5,071.6	(172.7)
		200 bp increase	4,901.9	(342.4)
		300 bp increase	4,728.1	(516.2)
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
The following table summarizes the estimated effects of a hypothetical 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have had on the carrying value of our net assets as of September 30, 2025:

	10% increase	10% decrease
	($ in millions)
Swedish Krona to U.S. Dollar	$(0.5)	$0.5
British Pound to U.S. Dollar	0.1	(0.1)
Swiss Franc to U.S. dollar	0.6	(0.6)
Euro to U.S. Dollar	(0.3)	0.3
Canadian Dollar to U.S. Dollar	$(0.7)	$0.7
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2025. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of September 30, 2025, a maximum value of approximately $180.8 million of common shares may yet be purchased under the share repurchase programs previously authorized on May 4, 2016, February 28, 2018, and July 31, 2024.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
During the three months ended September 30, 2025, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

ITEM 6. Exhibits

10.1	SiriusPoint Ltd. Executive Severance Plan and Summary Plan Description (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 5, 2025).
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
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
Date: October 30, 2025
/s/ Scott Egan
Scott Egan
Chief Executive Officer
(Principal Executive Officer)

/s/ Jim McKinney
Jim McKinney
Chief Financial Officer
(Principal Financial Officer)

/s/ Evan Cabat
Evan Cabat
Chief Accounting Officer
(Principal Accounting Officer)