Form 10-K
period 2025-12-31
SiriusPoint Ltd
filed 2026-02-24
CIK 1576018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the shares of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025 was $2.1 billion.
As of February 19, 2026, the registrant had 116,990,288 common shares issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2025.
______________________________________________________________________________________________________________________________________________________________________________

SiriusPoint Ltd.

INTRODUCTORY NOTE
Unless the context otherwise indicates or requires, as used in this Annual Report on Form 10-K (“Annual Report”) references to “we,” “our,” “us,” and the “Company,” refer to SiriusPoint Ltd. (“SiriusPoint”) and its directly and indirectly owned subsidiaries, as a combined entity, except where otherwise stated or where it is clear that the terms mean only SiriusPoint exclusive of its subsidiaries. “Fiscal,” when used in reference to any twelve-month period ended December 31, refers to our fiscal years ended December 31. Unless otherwise indicated, information contained in this Annual Report is as of December 31, 2025.
Cautionary Note Regarding Forward-Looking Statements
Certain statements contained or incorporated in this Annual Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements include, without limitation, statements regarding prospects for our industry, our business strategy, plans, goals and expectations concerning our market position, international expansion, investment portfolio expectations, future operations, margins, profitability, efficiencies, capital expenditures, liquidity and capital resources and other non-historical financial and operating information. When used in this Annual Report, the words “believes,” “intends,” “seeks,” “anticipates,” “aims,” “plans,” “targets,” “estimates,” “expects,” “assumes,” “continues,” “should,” “could,” “will,” “may,” and the negative of these or similar terms and phrases, are intended to identify forward-looking statements.
Forward-looking statements reflect our current expectations regarding future events, results, or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data, or judgments that prove to be incorrect. Actual events, results, and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties, and other factors. Although it is not possible to identify all of these risks and factors, they include, among others, the following:
•our ability to execute on our strategic transformation, including re-underwriting to reduce volatility and improve performance, de-risking our investment portfolio, and transforming our business;
•the frequency, severity, and development of insured losses, including natural catastrophes, extreme weather events, epidemics, pandemics, man-made events, and other large loss occurrences across many classes of insurance business, along with the amount of insurance losses that may ultimately be ceded to the reinsurance market, supply chain issues, labor shortages and related increased costs;
•the adequacy, accuracy and development of pricing or loss and loss adjustment expense reserves, the lack of available capital, and periods characterized by excess underwriting capacity and unfavorable premium rates;
•our ability to maintain or improve underwriting discipline, risk selection, and portfolio diversification across lines and geographies;
•the cyclicality of the insurance and reinsurance markets, including changes in pricing, terms, conditions, and capacity;
•risks relating to our use of reinsurance, retrocessions, alternative capital and third party capital arrangements, including the availability and cost of such protections and the creditworthiness of counterparties;
•our ability to compete successfully in the insurance and reinsurance market and the effect of consolidation in the insurance and reinsurance industry;
•operational, cybersecurity, and technology-related risks, including system failures, data breaches, ransomware attacks, supply chain compromises of third party service providers, or other business interruption events, including those resulting from a malicious cyber-attack on us or our business partners or service providers;
•the effects of global climate change, including increased severity and frequency of weather-related natural disasters and catastrophes, including wildfires, heat waves, and increased coastal flooding in many geographic areas;
•geopolitical uncertainty, including the ongoing conflicts in Europe, South America, and the Middle East;
•risks related to inflation, social information, and shifts in judicial, legislative, or regulatory environments;
•our ability to attract, develop, and retain key personnel, distribution partners, and underwriting talent;
•a downgrade or withdrawal of our financial ratings;
•fluctuations in our results of operations;
•the performance of strategic partnerships, joint ventures, delegated underwriting authorities, and other third party relationships, including risks associated with delegating authority to third party managing general agents (“MGAs”);

•legal restrictions on certain of SiriusPoint’s insurance and reinsurance subsidiaries’ ability to pay dividends and other distributions to SiriusPoint;
•the outcome of legal and regulatory proceedings;
•regulatory, legal, and compliance developments affecting our insurance, reinsurance, MGAs, Lloyd’s or international operations, including capital, solvency, reporting, conduct risk, and data protection requirements;
•reduced returns or losses in SiriusPoint’s investment portfolio, including the impact of market volatility, credit events, interest rate movements, inflation, foreign exchange fluctuations, and changes in asset valuations;
•our exposure or potential exposure to corporate income tax in Bermuda and the EU, U.S. federal income and withholding taxes and our significant deferred tax assets, which could become devalued if we do not generate future taxable income or applicable corporate tax rates are reduced;
•future strategic transactions such as acquisitions, dispositions, investments, mergers, or joint ventures;
•SiriusPoint’s response to any acquisition proposal that may be received from any party, including any actions that may be considered by the Company’s Board of Directors or any committee thereof; and
•other risks and factors listed under Item 1A. “Risk Factors” and elsewhere in this Annual Report.
Any one of these factors or a combination of these factors could materially affect our financial condition or future results of operations and could influence whether any forward-looking statements contained in this Annual Report ultimately prove to be accurate. Our forward-looking statements are not guarantees of future performance, and you should not place undue reliance on them. All forward-looking statements speak only as of the date made and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.
In addition, while we do, from time to time, communicate with security analysts, it is against our policy to disclose to them any material non-public information or other confidential information. Accordingly, shareholders should not assume that we agree with any statement or report issued by any analyst, irrespective of the content of the statement or report. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts, or opinions, such reports are not our responsibility.
PART I.
Item 1. Business
General Overview
SiriusPoint is a global specialty underwriter of insurance and reinsurance, headquartered in Bermuda. Our common shares are listed on the New York Stock Exchange (“NYSE”) under the symbol “SPNT.”
We have licenses to write property, casualty, and accident & health insurance and reinsurance globally, including admitted and non-admitted licensed companies in the United States, a Bermuda Class 4 company, a Lloyd’s of London (“Lloyd’s”) syndicate and managing agency, and an internationally licensed company domiciled in Sweden. We have offices in 10 countries with a total employee population of 1,099 people.
As of December 31, 2025, we had common shareholders’ equity of $2.3 billion, total capital of $3.2 billion and total assets of $12.6 billion. Our operating companies have a financial strength rating of A- (Positive) from AM Best, Fitch Ratings (“Fitch”) and Standard & Poor's (“S&P”) and A3 (Stable) from Moody’s Ratings (“Moody’s”).
Our ambition is to drive excellence as a best-in-class underwriter, with a diverse and low-volatility portfolio of specialty lines, that generally targets a 12-15% return on equity across the pricing cycle. We strive to maintain a relentless focus on underwriting and a disciplined approach to strategic capital deployment. Our business benefits from a global multi-channel distribution network.
Our History
SiriusPoint was created through the merger of Third Point Reinsurance Ltd. (“Third Point Re”) and Sirius International Insurance Group, Ltd. (“Sirius Group”) in February 2021.
Third Point Re was incorporated under the laws of Bermuda on October 6, 2011 as a specialty property and casualty reinsurer. The company became listed on the NYSE in June 2013 through an initial public offering (“IPO”).

Sirius Group was a Bermuda exempted company, founded in Stockholm, Sweden with roots back to 1945. From 2004 until 2016, Sirius Group was a subsidiary of White Mountains Insurance Group Ltd. (“White Mountains”). In 2018, Sirius Group became a publicly listed company trading on the Nasdaq Global Select Market (“Nasdaq”).
SiriusPoint’s ambition from 2022 to 2024 was to reshape the business by delivering a simplified, lower volatility portfolio mix that has an underwriting-first focus on profitability at its foundation. We executed on this ambition under the current leadership team and made significant progress across all elements of our priorities, as described further below:
•Simplify the business: We exited from non-core programs, such as Cyber and Workers’ Compensation, and closed five offices to create a leaner, more focused operation. We rationalized the number of MGA equity stakes held, which is down to 18 as of December 31, 2025 from 36 as of December 31, 2022. We also simplified our capital structure through a $400 million debt refinancing and two share repurchases with CM Bermuda Limited (“CM Bermuda”).
•Reduce volatility: We increased our business mix from Other Specialties, MGA and Accident & Health (“A&H”), while reducing Property, over the period. We executed on three loss portfolio transfers (“LPTs”) covering $2.1 billion of reserves, removing risk from the exited business. These LPTs continue to have over 95% of combined limit remaining. We de-risked our investment portfolio through asset reallocation to be more in-line with peers and settled liability-classified capital instruments which eased volatility on our income statement.
•Focus on profitability and ROE: We have remained disciplined in our underwriting actions, which has helped enable delivery of an operating return on equity within or above our target range for every year since 2022. This was aided by the delivery of $50 million of run-rate cost savings from our targeted actions. We implemented a capital management strategy by increasing our share repurchase authorization and completing two share repurchases.
Our Strategy
As a result of our actions stated above, the Company has strategically repositioned its business and portfolio and has been focused on driving excellence aiming for recognition as a top performing underwriter. The actions taken have allowed SiriusPoint to thoughtfully grow the business in 2025 from the base which we have established. This is deliberate, with robust risk management and a strong balance sheet driving our ambition.
We seek to apply our underwriting talent, capabilities and management expertise to underwrite a profitable book of business and identify new opportunities to create value. Our approach is to be nimble and attuned to market opportunities within our segments of Insurance & Services and Reinsurance, allocating capital where we see profitable opportunity, while remaining disciplined and focused on our specified risk tolerances and areas of expertise.
Distribution relationships are particularly important to us. A majority of our premium is produced via MGAs, including both our consolidated MGAs and non-consolidated MGAs. We seek to create capacity partnerships with MGAs that have high integrity and transparent leaders, and teams with deep underwriting expertise and track records of success, and no longer take capital positions in those business partners. Our partnerships are focused on underwriting in concentrated, niche businesses that often offer new exposure to our portfolio, while we provide guidance and oversight. We launched 16 new strategic partnerships with various program administrators during 2025, which underwrite across many business lines, including, but not limited to, Casualty, Property, A&H, and Other Specialties.
Our business model remains diversified as we continue to benefit from the three sources of earnings: (i) underwriting results; (ii) services fee income from the MGAs we consolidate; and (iii) investment results.
We review the three sources of earnings below:
1.Underwriting results
We classify our business into two reportable segments - Insurance & Services and Reinsurance. Collectively, the sum of these two segments constitutes “Core” results. Corporate includes the results of all runoff business, which represents certain classes of business and products that we no longer actively underwrite. The sum of Core results and Corporate results are equal to the consolidated results of operations. Refer to “Reportable Segments” below for further details on our segments.
We continued to produce a strong underwriting performance for the year ended December 31, 2025, as our core business delivered underwriting income of $214.3 million and a combined ratio of 91.7%, compared to underwriting income of $200.0 million and a combined ratio of 91.0% for the year ended December 31, 2024.

While we continued to make significant progress in 2025, portfolio review and evaluation is an ongoing process, and we expect to continue to make necessary adjustments by acting to both grow and reduce lines of business based on our risk appetite, market conditions, and market opportunity.
2.    Service fee income from Consolidated MGAs
We consolidate two MGAs in our financial statements as of December 31, 2025: International Medical Group, Inc. (“IMG”), which writes travel medical insurance, international health insurance and trip insurance, and Alta Signa Holdings (“Alta Signa”), which writes financial and professional lines in Europe. We own 100% of IMG and 75.1% of Alta Signa. In addition to our capacity partnerships, both of our consolidated MGAs also have third-party capacity providers.
We earn service fee income from both of our consolidated MGAs, which helps to diversify our earnings. In addition, service fees from consolidated MGAs and their insurance products are generally not as prone to the volatile underwriting cycle that is sometimes common in the insurance marketplace. During 2025, we sold ArmadaCorp Capital, LLC (“Armada”), which was a consolidated MGA that we previously owned 100% of, and recognized a gain of $222.4 million as a result.
We generated service fee income of $41.8 million for the year ended December 31, 2025, which contracted by 10.5% compared to 2024, resulting from the sale of Armada in 2025 and the deconsolidation of Arcadian in 2024, as their fee income is included in our results through the dates of deconsolidation. Excluding the deconsolidation of Armada and Arcadian, fee income grew year over year, primarily from the continued growth of IMG.
3.    Investment results
During 2025, we continued to rotate our investment portfolio to attempt to further reduce volatility and capital intensity, while benefiting from higher rates. Overall, our investment strategy remains focused on high quality, fixed income instruments with an average credit rating of “AA-”. SiriusPoint's investment objective is to maximize risk-adjusted after-tax net investment income while maintaining liquidity, diversification and compliance with internal risk, external risk, and capital management requirements in support of meeting policyholder obligations. We had no defaults across our fixed income portfolio during 2025.
Our investment results remained strong at $271.9 million for the year ended December 31, 2025 and were comprised of $274.8 million of net investment income and $2.9 million of net realized and unrealized investment losses, compared to a net investment result of $224.6 million for 2024, including $303.6 million of net investment income and $79.0 million of net realized and unrealized investment losses. The decrease in net realized and unrealized investment losses compared to the prior year reflects our strategy to focus on underwriting relationships with MGAs.
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

The following tables provide a breakdown by line and type of business of gross written premium and net earned premium for the years ended December 31, 2025, 2024, and 2023:

	2025		2024		2023
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
Gross written premium	($ in millions)
A&H	$999.5	27.0%	$810.5	25.0%	$844.7	24.6%
Casualty	687.1	18.5%	637.5	19.6%	831.3	24.3%
Other Specialties	415.9	11.2%	272.6	8.4%	281.2	8.2%
Property Other	210.2	5.7%	118.6	3.7%	73.3	2.1%
Property Catastrophe	0.8	—%	1.6	—%	9.2	0.3%
Insurance & Services	2,313.5	62.4%	1,840.8	56.7%	2,039.7	59.5%
Casualty	499.5	13.5%	468.0	14.4%	551.7	16.1%
Other Specialties	549.1	14.8%	529.0	16.4%	437.2	12.8%
Property Other	141.8	3.8%	129.4	4.0%	117.8	3.4%
Property Catastrophe	184.6	5.0%	209.2	6.4%	164.3	4.8%
Reinsurance	1,375.0	37.1%	1,335.6	41.2%	1,271.0	37.1%
Core	3,688.5	99.5%	3,176.4	97.9%	3,310.7	96.6%
Corporate (1)	17.1	0.5%	68.2	2.1%	116.7	3.4%
Total gross written premium	$3,705.6	100.0%	$3,244.6	100.0%	$3,427.4	100.0%

	2025		2024		2023
	Amount	Percentage of Total	Amount	Percentage of Total	Amount	Percentage of Total
Net earned premium	($ in millions)
A&H	$784.3	30.1%	$668.4	28.5%	$649.6	26.8%
Casualty	408.5	15.8%	365.0	15.6%	382.7	15.8%
Other Specialties	141.3	5.5%	52.2	2.2%	182.2	7.5%
Property Other	147.0	5.7%	70.3	3.0%	29.7	1.2%
Property Catastrophe	0.5	—%	(1.9)	(0.1)%	5.0	0.2%
Insurance & Services	1,481.6	57.1%	1,154.0	49.2%	1,249.2	51.5%
Casualty	496.9	19.2%	478.6	20.4%	539.2	22.2%
Other Specialties	350.2	13.5%	307.4	13.1%	283.9	11.7%
Property Other	141.2	5.4%	119.4	5.1%	120.0	5.0%
Property Catastrophe	121.6	4.7%	139.7	6.0%	88.3	3.6%
Reinsurance	1,109.9	42.8%	1,045.1	44.6%	1,031.4	42.5%
Core	2,591.5	99.9%	2,199.1	93.8%	2,280.6	94.0%
Corporate (1)	2.3	0.1%	144.4	6.2%	145.6	6.0%
Total net earned premium	$2,593.8	100.0%	$2,343.5	100.0%	$2,426.2	100.0%
(1) Corporate includes gross written premium and net earned premium from all runoff business.
Insurance & Services Segment
In our Insurance & Services segment, we underwrite primary insurance in several sectors globally. We offer insurance solutions to meet the changing risk circumstances of our clients. The Insurance & Services segment includes Accident & Health, Property & Casualty, and Other Specialties.

A&H - we provide insurance products designed to meet the risk management needs of diverse populations in select markets. This includes employer groups, associations, affinity groups, higher education, and other niche markets. We offer program management and underwriting guidance to our partners who provide access to accident and health solutions to their clients. Our partners include insurance and reinsurance brokers, managing general underwriters, MGAs, third party administrators (“TPA”) and insurtechs. In an effort to provide flexibility for our partners, we also provide access to multiple risk-bearing entities, such as domestic U.S. admitted paper with SiriusPoint America Insurance Company (“SiriusPoint America”), international paper with SiriusPoint International Insurance Company (“SiriusPoint International”), and SiriusPoint Bermuda Insurance Company Ltd. (“SiriusPoint Bermuda”), Excess & Surplus paper with SiriusPoint Specialty Insurance Company, and Lloyd’s Syndicate 1945. As a part of our Accident & Health product offerings, SiriusPoint owns 100% of IMG, who receive fees for services provided within Insurance & Services and to third parties. IMG offers a full line of international medical insurance products, travel insurance programs, medical management services and 24/7 emergency medical and travel assistance.

Property & Casualty - we serve as a carrier for program administrators and MGAs. The majority of our P&C insurance business is written through partners in the P&C space, covering professional liability, and commercial auto lines in Bermuda, London, Europe, North America and around the world.

Other Specialties - our business encompasses a broad range of worldwide insurance coverage. Other Specialties business lines in the Insurance & Services segment include Aviation & Space, Credit, Surety, Marine & Energy, and Mortgage.
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
The Reinsurance segment predominantly underwrites Casualty, Property and Other Specialties lines of business.
Casualty - we provide reinsurance to casualty insurers who underwrite a diverse range of casualty classes. We work with clients all over the world, including multi-national, nationwide and regional carriers, as well as risk retention groups and captives. We also partner with MGAs and sponsor cover holders. In London, we write on Lloyd’s paper through our platform, Syndicate 1945, and in the U.S., we underwrite through SiriusPoint America. Our underwriting focus is on all major commercial casualty lines, as well as professional liability with an emphasis on specialty niche classes of business including personal lines.

Property - our property reinsurance underwriters work with leading global brokers, as well as large national writers and regional companies. Underwriting is focused on providing critical catastrophe protection and worldwide coverage for natural perils, through underwriting residential, commercial, and industrial risks in the United States, Europe and Asia. Our underwriters are supported by a team of actuaries, and we use catastrophe modelling to assess and structure risk protection for our partners and clients.

Other Specialties - our business encompasses a broad range of worldwide reinsurance coverage, including proportional and excess of loss, treaty and facultative. Other Specialties business lines in the Reinsurance segment include Aviation & Space, Marine & Energy, and Credit.
Marketing and Distribution
SiriusPoint is a carrier for program administrators and MGAs. Through our suite of capabilities and underlying financial strength, SiriusPoint has developed a strong reputation in the Property, Casualty and Other Specialties lines and Accident & Health programs globally, and in particular in Bermuda, London, Europe, and North America. We work together with program administrators, MGAs, reinsurance brokers, and other advisers in the space seeking to grow and achieve success. We offer our partners: primary insurance capacity (paper) enabled by admitted, non-admitted, and international capabilities, coordinated reinsurance with SiriusPoint as a risk-taking carrier, distribution relationships in insurance and reinsurance, and a robust global license suite and platform, enabling growth and business execution.
For primary insurance business, we enter into agreements with select MGAs, who then market insurance products to brokers and the general public and exercise underwriting authority on our behalf. We pay certain MGAs commissions based upon the underwriting profit of the business produced. We have underwriting standards in place for these MGAs that are closely monitored by our staff. Before any MGA program begins, the MGA undergoes a due diligence process. In addition to the day-to-day interactions and oversight monitoring that we have with our MGAs, audits are performed on a regular basis. These partnerships can generate significant premium and we strive to create alignment with the MGAs as they are often partially incentivized by underwriting results.
For reinsurance business, we obtain most of our business from reinsurance intermediaries (“brokers”) that represent the ceding company. The process of placing a reinsurance program typically begins when a ceding company enlists the aid of a reinsurance intermediary in structuring a reinsurance program. The ceding company and the reinsurance intermediary will often consult with one or more lead reinsurers as to the pricing and contract terms for the reinsurance protection being sought. Once the ceding company has approved the terms quoted by the lead reinsurer, the reinsurance intermediary will offer participation to qualified reinsurers until the program is fully subscribed. We consider both the reinsurance intermediary and the ceding company to be our clients. We believe we have developed strong business relationships with the management of many of our ceding companies and reinsurance intermediaries.
We pay ceding companies a ceding commission under most proportional reinsurance treaties and some excess of loss reinsurance treaties. In addition, we pay reinsurance brokers a commission on both proportional and excess of loss reinsurance. The ceding commission on proportional reinsurance is generally based on the ceding company's cost of acquiring and administering the business being reinsured (e.g., agent commissions, premium taxes and certain miscellaneous expenses). The ceding commissions paid to ceding companies, plus the reinsurance brokers, constitute the majority of our total reinsurance acquisition costs.
Policies with Respect to Certain Activities
The following is a discussion of our underwriting and pricing, claims management, catastrophe risk management, and reinsurance protection policies.
Underwriting and Pricing
We have an established team of underwriters and actuaries that develop and manage our insurance and reinsurance business. We believe that their experience, industry presence, and long-standing relationships allow us some flexibility in tailoring our portfolio to specific market segments. Our approach to underwriting allows us to deploy our capital in a variety of lines of business and to capitalize on opportunities that we believe offer favorable returns on equity over the long term.
We maintain a disciplined underwriting strategy which, while considering overall exposure, focuses on writing more business when market terms and conditions are favorable and reducing business volume when terms and conditions become less favorable. We offer clients a wide range of insurance and reinsurance products across multiple lines of business that are available to satisfy certain risk management needs.
For Insurance & Services, our approach to accessing the market through MGAs involves leaning on the expertise of our partners to create products and services, manage distribution relationships, underwrite risks in accordance with delegating underwriting authorities, issue and service policies on behalf of SiriusPoint and manage claims handling. We put in place controls that are designed to help ensure underwriting risks are evaluated thoroughly and monitored consistently. Key controls in place include formal written Program Management Agreements, written underwriting guidelines, underwriting audits, and flows of financial and operational metrics that provide transparency into underlying business results. Additionally, our underwriters, actuaries, claims, and compliance personnel perform audits of MGAs and certain ceding companies, for relevant products and regions.
For Reinsurance, we derive business from a broad spectrum of ceding companies, including national, regional, specialty, and excess and surplus lines writers, both internationally and in the United States. We price our products by assessing, among other things, the distribution of potential outcomes and the margin required to achieve our desired underwriting result, including a number of underwriting factors such as historical results, analysis of exposure and estimates of future loss costs, a review of other programs displaying similar exposure characteristics, and the ceding company's underwriting and claims experience.
Claims Management
Our Global Claims Team has technical experience in the markets, countries, and industries we serve, with a focus on adding value to our customer and partner portfolios by effectively handling claims and mitigating customer losses across our many insurance products. Our global team performs claims oversight across our diverse underwriting portfolio and we work in partnership with our business line experts.

Our claims advocates support SiriusPoint’s primary insurance business, in addition to handling oversight of claims associated with program administrators, MGAs, and TPAs. Our claims advocates work closely with reinsurance intermediaries and/or ceding companies to obtain and review specific claims-related information. Where customary or appropriate for our risk-based audit criteria, our claims advocates, directly or indirectly, perform selective remote or on-site claim reviews, in order to assess technical claim handling acumen, reserve effectiveness, and propriety of controls and processes related to regulatory and compliance matters.
Catastrophe Risk Management
We have significant exposure to catastrophe losses, caused by hurricanes, earthquakes, tornadoes, winter storms, windstorms, wildfires, floods, tsunamis, terrorist acts and other man-made and natural catastrophic events. We actively manage our concentration of exposures to catastrophic events, primarily by limiting concentrations of exposure to what we deem acceptable levels and, if necessary, purchasing reinsurance. In addition, we seek to limit losses that might arise from other extreme events such as terrorism, cyber or nuclear incidents.
To manage and price catastrophe risk, we license third-party global property catastrophe modeling software, and we also utilize our own models to price risk, calculate expected probable maximum loss estimates (“PMLs”), and consolidate and report on worldwide property exposures. This platform is used to calculate individual and aggregate PMLs by combining multiple third-party and proprietary models, actuarial methods, and underwriting judgment.
We do not exclusively rely upon catastrophe modeling to measure our exposure to natural catastrophe risk. We monitor gross and net property catastrophe occurrence limits by country and region globally. Further, losses to a number of deterministic scenarios involving both natural and man-made catastrophes are estimated and tracked.

The following tables provide an estimate of our four largest PML zones on a per occurrence basis for 1-in-100 and 1-in-250 year events as of January 1, 2026 and 2025.

January 1, 2026
				SiriusPoint Net After-Tax Loss
Zone	Peak Peril (1)	SiriusPoint Gross Loss	Net After Reinsurance and Reinstatements	Net After- Tax	Net After- Tax as % of Total Capital (2)	Net After-Tax as % of Common Shareholders’ Equity (2)
		($ in millions)
		1-in-100 year event
Southeast U.S.	Windstorm	$289	$126	$108	3%	5%
West Coast U.S.	Earthquake	195	103	87	3%	4%
Northeast U.S.	Windstorm	169	84	71	2%	3%
U.K. & Europe	Windstorm	$243	$43	$36	1%	2%
		1-in-250 year event
Southeast U.S.	Windstorm	$382	$155	$132	4%	6%
West Coast U.S.	Earthquake	291	130	110	3%	5%
Northeast U.S.	Windstorm	275	137	116	4%	5%
U.K. & Europe	Windstorm	$360	$57	$48	2%	2%
January 1, 2025
				SiriusPoint Net After-Tax Loss
Zone	Peak Peril (1)	SiriusPoint Gross Loss	Net After Reinsurance and Reinstatements	Net After- Tax	Net After- Tax as % of Total Capital (2)	Net After-Tax as % of Common Shareholders’ Equity (2)
		($ in millions)
		1-in-100 year event
Southeast U.S.	Windstorm	$282	$113	$97	4%	6%
West Coast U.S.	Earthquake	207	84	71	3%	4%
Northeast U.S.	Windstorm	137	62	52	2%	3%
U.K. & Europe	Windstorm	$113	$57	$47	2%	3%
		1-in-250 year event
Southeast U.S.	Windstorm	$375	$177	$152	6%	9%
West Coast U.S.	Earthquake	298	134	114	4%	7%
Northeast U.S.	Windstorm	241	103	87	3%	5%
U.K. & Europe	Windstorm	$172	$70	$59	2%	3%
(1)Measurements represent occurrence exceedance probabilities, which reflect modeled catastrophe perils, and are driven by peak perils in each zone. Other perils are modeled and contribute, but to a lesser degree than peak perils, such as flood in Europe and wildfire in West Coast U.S.
(2)Total capital and common shareholders’ equity as of December 31, 2025 and 2024. Total capital represents total debt, Series B preference shares, and common shareholders’ equity.
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

Reinsurance Protection
In the normal course of business, we seek to protect our Insurance & Services and Reinsurance business from losses due to concentration of exposures, individual exposed limits, and loss arising from certain catastrophic events. We remain liable for risks reinsured in the event that the reinsurer does not honor its obligations under reinsurance contracts.
The effects of reinsurance on our written and earned premiums and on loss and loss adjustment expenses for the years ended December 31, 2025, 2024 and 2023 were as follows:

	2025	2024	2023
Premiums written:	($ in millions)
Direct	$2,208.3	$1,824.3	$1,678.7
Assumed	1,497.3	1,420.3	1,748.7
Gross written premium	3,705.6	3,244.6	3,427.4
Ceded	(932.8)	(892.5)	(989.5)
Net written premium	$2,772.8	$2,352.1	$2,437.9

Premiums earned:
Direct	$2,016.5	$1,721.5	$1,498.0
Assumed	1,398.3	1,357.0	1,826.0
Gross earned premium	3,414.8	3,078.5	3,324.0
Ceded	(821.0)	(735.0)	(897.8)
Net earned premium	$2,593.8	$2,343.5	$2,426.2

Loss and loss adjustment expenses:
Direct	$1,147.4	$1,070.7	$1,008.6
Assumed	1,312.3	961.5	910.5
Loss and loss adjustment expenses incurred	2,459.7	2,032.2	1,919.1
Ceded	(940.2)	(663.7)	(537.8)
Loss and loss adjustment expenses incurred, net	$1,519.5	$1,368.5	$1,381.3
Our reinsurance protections primarily consist of pro-rata and excess of loss protections that protect our reportable segments within Insurance & Services and Reinsurance. Amounts ceded proportionally, and attachment points and coverage limits for excess of loss protections, vary by product and region. Our protections are summarized below.
Natural Catastrophe Reinsurance
We purchase property catastrophe excess of loss reinsurance to protect accumulation of exposures from our Insurance & Services and Reinsurance segments from natural catastrophic events. As of January 1, 2026, we have in place an all-natural perils excess of loss reinsurance coverage for loss events impacting our property reinsurance exposures, replacing the 2025 coverage. The coverage for 2026 is entirely excess of loss and is comprised of both single occurrence based coverage and aggregate coverage for occurrences below the retention of our single occurrence coverage. This single occurrence coverage is split into two layers, with the first layer covering only the Reinsurance Segment from certain natural catastrophes occurring in the U.S. and the second layer and the aggregate coverage providing coverage for both the Insurance & Services and

Reinsurance segments from certain natural catastrophic events occurring in the U.S., U.K., and Europe. The table below represents a broad summary of coverage and attachment points for in-force protection as of January 1, 2026 and 2025.

	January 1, 2026	January 1, 2025
Limit:	($ in millions)
U.S. Ultimate Net Loss Limit based on SiriusPoint Loss	$160.0	$130.0
Total 1st U.S. Event Limit	160.0	130.0
Total 2nd U.S. Event Limit (1)	85.0	91.5
Frequency Cover (Aggregate Cat Losses) U.S. Limit (1)	60.0	—
Retention:
U.S. Ultimate Net Loss Retention 1st Event	$90.0	$70.0
Frequency Cover U.S. Aggregate Retention for Qualifying Occurrences (1)	90.0	—
(1)The occurrence layer ($85 million x $90 million) is reinstatable for a second occurrence in excess of $90 million and is also paired with an aggregate cover that provides $60 million of aggregate limit above a $90 million aggregate attachment for losses of $80 million x $10 million retention.
The introduction of an aggregate product alongside the core occurrence coverage is intended to provide enhanced volatility management for catastrophic reinsurance events.
In addition, we purchase catastrophe excess of loss reinsurance coverage with respect to natural catastrophe events in the U.K. and Europe.
In addition to our natural catastrophe reinsurance, we purchase both proportional and excess of loss reinsurance for various products and geographies in both our Insurance & Services and Reinsurance segments.
For A&H, there are account specific quota share and stop‑loss reinsurance protections in place of various percentages for our medical benefits and student businesses. In addition to these primary insurance protections, we have an excess of loss protection of unlimited dollars in excess of $2 million (per person) in place for our U.S. medical insurance and assumed reinsurance.
In the property and casualty business in our Insurance & Services and Reinsurance segments, we purchase both excess loss and proportional reinsurance on a case-by-case basis for both individual limit and accumulation management and capital optimization purposes.
Reinsurance Recoverables by Rating
As of December 31, 2025, we had loss and loss adjustment expenses recoverable, net of $2.1 billion (December 31, 2024 - $2.3 billion). Because retrocessional reinsurance contracts do not relieve us of our obligation to our insureds, the ability to collect balances due from our reinsurers is important to our financial strength. We monitor the financial strength and ratings of retrocessionaires on an ongoing basis. Uncollectible amounts historically have not been significant.

The following table provides a listing of our loss and loss expenses recoverable, net by the reinsurer’s S&P rating and the percentage of total recoverable as of December 31, 2025. With certain reinsurers, if S&P’s rating was not available, an equivalent AM Best or other major credit rating agencies’ rating was used.

	December 31, 2025
	Gross	Collateral	Net	% of Net Total
Rating (1)	($ in millions)
AA	$376.3	$12.1	$364.2	33.5%
A	296.1	20.4	275.7	25.3%
BBB or lower	0.5	0.5	—	—%
Not rated (2)	1,429.4	980.7	448.7	41.2%
	$2,102.3	$1,013.7	$1,088.6	100.0%
(1)S&P's ratings as detailed above are: "AA" (Very strong), "A" (Strong), and "BBB" (Adequate).
(2)Not rated represents reinsurers who are not rated by S&P, AM Best, or another major credit rating agency. Included in the not rated category is $667.1 million related to loss portfolio transfer transactions with Pallas Reinsurance Company Ltd. and $202.4 million related to a loss portfolio transfer transaction with Clarendon National.
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
Investments
We generally manage our investment portfolio to balance quality, liquidity, and diversification with asset/liability matching and investment return. Our investment objective is to optimize risk-adjusted after-tax net investment income while (1) maintaining a high quality, diversified investment portfolio, (2) maintaining adequate liquidity, and (3) complying with the regulatory, rating agency, and internal risk and capital management requirements, all in support of the company goal of meeting policyholder obligations. This objective and the associated policies and guidelines ("Investment Policy and Guidelines") are established by the Investment Committee of the SiriusPoint Board of Directors. Certain relevant subsidiaries also approve policies and guidelines substantially similar to, and consistent with, the SiriusPoint Investment Policy and Guidelines, in accordance with local laws and regulations.
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
Our global customer base and footprint requires us to transact in numerous currencies. We utilize third party instruments such as currency forwards to hedge our net exposure by currency. We do not apply hedge accounting to currency swaps or forwards.
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

We believe that we are strongly positioned to operate alongside numerous global participants for insurance and reinsurance business in Bermuda, Europe, the United States, and other international markets.
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

	AM Best (1)		Fitch (2)		S&P (3)		Moody’s (4)
	Rating	Outlook	Rating	Outlook	Rating	Outlook	Rating	Outlook
SiriusPoint Bermuda	"A-" (Excellent)	Positive	"A–" (Strong)	Positive	"A–" (Strong)	Positive	"A3"	Stable
SiriusPoint International	"A-" (Excellent)	Positive	"A–" (Strong)	Positive	"A–" (Strong)	Positive	"A3"	Stable
SiriusPoint America	"A-" (Excellent)	Positive	"A–" (Strong)	Positive	"A–" (Strong)	Positive	"A3"	Stable
SiriusPoint Specialty Insurance Corporation	"A-" (Excellent)	Positive	N/A	N/A	"A–" (Strong)	Positive	"A3"	Stable
(1) “A–" is the fourth highest of 13 financial strength ratings assigned by AM Best, as last updated April 25, 2025.
(2) “A–" is the seventh highest of 22 financial strength ratings assigned by Fitch, as last updated March 5, 2025.
(3) “A–" is the seventh highest of 21 financial strength ratings assigned by S&P's, as last updated October 2, 2025.
(4) “A3" is the seventh highest of 21 financial strength ratings assigned by Moody's, as last updated March 12, 2025.
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
Regulation
The business of insurance and reinsurance is regulated in all countries in which we operate, although the degree and type of regulation vary from one jurisdiction to another. As a holding company, SiriusPoint is generally not directly subject to such regulations, but its various insurance and reinsurance operating subsidiaries are subject to regulation. The following describes the current material regulations under which the Company operates. All references to laws, rules, and regulations are intended to refer to such laws, rules, and regulations as they are amended from time to time and to the extent they are applicable to the Company and its relevant subsidiaries.
Bermuda Insurance Regulation
All Bermuda companies must comply with the provisions of the Companies Act 1981, as amended (“Companies Act”). In addition, the Insurance Act 1978, as amended, and related regulations (collectively, the “Insurance Act”), regulate the business of our Bermuda insurance, reinsurance and management company subsidiaries. SiriusPoint’s Bermuda-licensed operating insurance subsidiaries include SiriusPoint Bermuda, which is registered as a Class 4 general business insurer, Alstead Reinsurance Ltd. (“Alstead Re”), which is registered as a Class 3A general business insurer, as well as a segregated accounts company pursuant to the Segregated Accounts Companies Act 2000 as amended (“SAC Act”).

The Insurance Act of 1978
The Insurance Act imposes solvency and liquidity standards on Bermuda insurance companies, as well as auditing and reporting requirements, and grants the Bermuda Monetary Authority (“BMA”) powers to supervise, investigate, require information and demand the production of documents and intervene in the affairs of regulated companies.
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
In addition, Class 3A and Class 4 insurers must maintain their head office in Bermuda. In determining whether an insurer satisfies this requirement, the BMA considers, among other things, the following factors: (i) where the underwriting, risk management and operational decision making of the insurer occurs; (ii) whether the presence of senior executives who are responsible for, and involved in, the decision making related to the insurance business of the insurer are located in Bermuda; and (iii) where meetings of the board of directors of the insurer occur. In making its determination, the BMA may also give regard to: (i) the location where management of the insurer meets to effect policy decisions of the insurer; (ii) the residence of the officers, insurance managers or employees of the insurer; and (iii) the residence of one or more directors of the insurer in Bermuda.
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
Minimum Solvency Margin and Enhanced Capital Requirements
The Insurance Act provides that all general business insurer’s statutory assets must exceed their statutory liabilities by an amount greater than or equal to their prescribed minimum solvency margin (“MSM”). The MSM that must be maintained by a Class 4 insurer is the greater of (i) $100 million, (ii) 50% of net written premium (with a credit for reinsurance ceded not exceeding 25% of gross premiums), (iii) 15% of net aggregate loss and loss expense provisions and other insurance reserves, or (iv) 25% of the ECR (as defined below) as reported at the end of the relevant year. The MSM that must be maintained by a Class 3A insurer is the greater of (i) $1 million, (ii) 20% of the first $6 million of net written premium; if in excess of $6 million, the figure is $1.2 million plus 15% of net written premium in excess of $6 million, (iii) 15% of net aggregated loss and loss expense provisions and other insurance reserves, or (iv) 25% of its ECR as reported at the end of the relevant year.
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
Eligible Capital
To enable the BMA to better assess the quality of an insurer’s capital resources, Class 3A and Class 4 insurers are required to disclose the makeup of its capital in accordance with the “3-tiered capital system.” Under this system, all of the insurer’s capital instruments will be classified as either basic or ancillary capital, which in turn will be classified into one of three tiers based on their “loss absorbency” characteristics. Under this regime, up to certain specified percentages of Tier 1, Tier 2, and Tier 3 Capital may be used to support the insurer’s MSM, ECR, and TCL.
Insurance Code of Conduct
All Bermuda insurers are required to comply with the BMA’s Insurance Code of Conduct, which establishes duties, requirements, and standards to be complied with to ensure each insurer implements sound corporate governance, risk management, and internal controls. Failure to comply with these requirements will be a factor taken into account by the BMA in determining whether an insurer is conducting its business in a sound and prudent manner under the Insurance Act and in calculating the operational risk charge applicable in accordance with the insurer's BSCR model (or an approved internal model).
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
A “controller” includes: (i) the managing director of the registered insurer or its parent company; (ii) the chief executive of the registered insurer or its parent company; (iii) a shareholder controller (as defined below); and (iv) any person in accordance with whose directions or instructions the directors of the registered insurer or of its parent company are accustomed to act. All registered insurers are required to give written notice to the BMA of a change in controller within 45 days of becoming aware of such change. The BMA may object to a controller and require the controller to reduce its shareholdings and direct, among other things, that voting rights attaching to the shares shall not be exercisable.
The definition of “shareholder controller” generally refers to (i) a person who holds 10% or more of the shares carrying rights to vote at a shareholders' meeting of the registered insurer or its parent company, (ii) a person who is entitled to exercise 10% or more of the voting power at any shareholders' meeting of such registered insurer or its parent company, or (iii) a person who is able to exercise significant influence over the management of the registered insurer or its parent company by virtue of its shareholding or its entitlement to exercise, or control the exercise of, the voting power at any shareholders' meeting.
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
Notification of Material Changes
All registered insurers are required to give notice to the BMA of their intention to affect a material change within the meaning of the Insurance Act. No registered insurer shall take any steps to give effect to a material change unless it has first served notice on the BMA that it intends to effect such material change and before the end of 30 days, either the BMA has notified such company in writing that it has no objection to such change or that period has lapsed without the BMA having issued a notice of objection.
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

Group Supervision
The BMA acts as the group supervisor for SiriusPoint and its subsidiaries ("Regulatory Group") and has designated SiriusPoint Bermuda, a Class 4 licensed Bermuda-based reinsurance company, which is the most strictly regulated insurance classification, as the designated insurer for group supervisory and solvency purposes ("Designated Insurer"). As the Designated Insurer, SiriusPoint Bermuda is required to facilitate compliance by the Regulatory Group with group insurance solvency and supervision rules.
As group supervisor, the BMA performs a number of supervisory functions including: (i) coordinating the gathering and dissemination of information which is of importance for the supervisory task of other competent authorities; (ii) carrying out a supervisory review and assessment of the Regulatory Group; (iii) carrying out an assessment of the Regulatory Group's compliance with the rules on solvency, risk concentration, intra-group transactions and good governance procedures; (iv) planning and coordinating, with other competent authorities, supervisory activities in respect of the Regulatory Group, both as a going concern and in emergency situations; (v) coordinating any enforcement action that may need to be taken against the Regulatory Group or any of its members; and (vi) planning and coordinating meetings of colleges of supervisors (consisting of insurance regulators) in order to facilitate the carrying out of the functions described above.
Group Solvency and Group Supervision
The current supervision and solvency rules (together, "Group Rules") apply to the Regulatory Group so long as the BMA remains SiriusPoint's group supervisor. Through the Group Rules, the BMA may take action that affects SiriusPoint. Under the Group Rules, the Regulatory Group is required to annually prepare and submit to the BMA group audited financial statements prepared in accordance with GAAP, group statutory financial statements, a group capital and solvency return, an annual group statutory financial return, a Group Solvency Self-Assessment ("GSSA"), and a financial condition report. The GSSA assesses the quality and quantity of the capital required to adequately cover the risks to which the insurance group is exposed. In particular, the GSSA should, among other things: include consideration of the relationship between risk management, the quality and quantity of capital resources, the impact of risk mitigation techniques and diversification and correlation effects between material risks; describe the Regulatory Group's risk appetite; be forward-looking; include appropriate stress and scenario testing and appropriately reflect all assets and liabilities, material off-balance sheet arrangements, material intra-group transactions, relevant managerial practices, systems and controls and a valuation basis that is aligned with the risk characteristics and business model of the group. The Regulatory Group is also required to maintain available statutory economic capital and surplus in an amount that is at least equal to or exceeds the value of its group ECR, provided that the group ECR shall at all times be an amount equal to or higher than the group minimum solvency margin. The BMA has established a group target capital level equal to 120% of group ECR. In addition, under the tiered capital requirements, all of the Regulatory Group's capital instruments will be classified as either basic or ancillary capital which in turn will be classified into one of three tiers based on their "loss absorbency" characteristics. Highest quality capital will be classified Tier 1 Capital, and lesser quality capital will be classified as either Tier 2 Capital or Tier 3 Capital. A minimum threshold of Tier 1 Capital and maximum thresholds of Tier 2 and Tier 3 Capital used to satisfy the Regulatory Group MSM and Regulatory Group ECR requirements are specified under the rules.
In addition, the Designated Insurer is required to file quarterly group financial returns for the Regulatory Group, and to confirm that the Regulatory Group appoints an individual approved by the BMA to be the group actuary who is qualified to provide an opinion on the insurance group‘s insurance technical provisions, and that the Regulatory Group appoints an auditor approved by the BMA to audit the financial statements of the insurance group.
The Designated Insurer must notify the BMA within 30 days whenever a member of the SiriusPoint Group undergoes a material change as defined under the Insurance Act. In addition, the Designated Insurer must notify the BMA of an intended amalgamation, acquisition or merger and allow at least 30 days for the BMA to either confirm it has no objection or let that period pass without requesting further information or issuing a written notice of objection.
Group Governance
The Group Rules require the Board of Directors of SiriusPoint ("Parent Board") to establish and effectively implement corporate governance policies and procedures, which must be periodically reviewed to assess whether they continue to support the overall organizational strategy of the Regulatory Group. In particular, the Parent Board must:
•maintain operational and oversight responsibilities of the group that are clearly defined and documented and that are designed to promote the reporting of material deficiencies and fraudulent activities in a manner that is transparent and devoid of undisclosed conflicts of interest;

•establish systems for identifying on a risk-sensitive basis those policies and procedures that must be reviewed annually and those policies and procedures that must be reviewed at other regular intervals;
•establish a risk management and internal controls framework and confirm that it is assessed regularly and such assessment is reported to the Parent Board, the chief executive officer, and senior executives;
•establish and maintain sound accounting and financial reporting procedures and practices for the Regulatory Group; and
•establish and keep under review group functions relating to actuarial, compliance, internal audit and risk management functions which must address certain specific requirements as set out in the Group Rules.
Economic Substance Act
The Economic Substance Act 2018 and its related regulations (together, the “ESA”) provides that every Bermuda registered entity other than an entity which is resident for tax purposes in certain jurisdictions outside of Bermuda that carries on as a business engaged in one or more “relevant activities” referred to in the ESA must satisfy economic substance requirements by maintaining a substantial economic presence in Bermuda. Under the ESA, insurance or pure equity holding entity activities (both as defined in the ESA) are relevant activities. To the extent that the ESA applies to any of our entities registered in Bermuda, we will be required to demonstrate compliance with economic substance requirements by filing an annual economic substance declaration with the Registrar of Companies in Bermuda. A company will comply with those economic substance requirements if it: (i) is managed and directed in Bermuda; (ii) undertakes “core income generating activities” (as may be prescribed under the ESA) in Bermuda in respect of the relevant activity; (iii) maintains adequate physical presence in Bermuda; (iv) has adequate full-time employees in Bermuda with suitable qualifications; and (v) incurs operating expenditure in Bermuda in relation to the relevant activity undertaken by it.
Any entity that must satisfy economic substance requirements but fails to do so could face automatic disclosure to competent authorities in the E.U. of the information filed by the entity with the Bermuda Registrar of Companies in connection with the economic substance requirements and may also face financial penalties, restriction or regulation of its business activities and/or may be removed as a registered entity in Bermuda.
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
In addition to the Cyber Code, insurers are required to comply with applicable statutory cybersecurity and information-system protections, including the Computer Misuse Act 2024, which establishes criminal offenses relating to unauthorized access to, interference with, or misuse of computer systems and data, and the Cybersecurity Act 2024, which imposes obligations concerning cybersecurity governance, the safeguarding of critical information systems, and the notification of certain cybersecurity incidents to competent authorities. These additional legislative frameworks reinforce regulatory expectations related to the prevention, detection, and reporting of cyber incidents and unauthorized system activity.
The Cyber Code defines a “cyber reporting event” as any act that results in the unauthorized access to, disruption or misuse of the electronic systems or information stored on such systems of a licensed undertaking, including any breach of security leading to the loss or unlawful destruction or unauthorized disclosure of or access to such systems or information, where: (i) a cyber reporting event has the likelihood of adversely impacting policyholders or clients; (ii) an insurer has reached a view that there is a likelihood that loss of its system availability will have an adverse impact on its insurance business; (iii) an insurer has reached the view that there is a likelihood that the integrity of its information or data has been compromised and may have an adverse impact on its insurance business; (iv) an insurer has become aware that there is a likelihood that there has been unauthorized access to its information systems whereby such would have an adverse impact on its insurance business; or (v) an event has occurred for which a notice is required to be provided to a regulatory body or governmental agency. Cyber reporting events are only reportable to the BMA where the event results in a significant adverse impact to the regulated entity’s operations, their policyholders, or clients.

Personal Information Protection Act
The Personal Information Protection Act 2016 (“PIPA”) is the principal Bermuda legislation regulating the right to personal informational privacy. In December 2016, PIPA sections relating generally to the establishment, staffing, funding and general powers of the Privacy Commissioner came into force and in January 2020 a Privacy Commissioner was appointed. On January 1, 2025, PIPA was fully implemented. PIPA applies to every organization (which includes any individual, entity, or public authority) that uses personal information in Bermuda where that personal information is issued by automated or other means which form, or are intended to form, part of a structured filing system. For the purposes of PIPA, “personal information” means any information about an identified or identifiable individual (meaning a natural person), and “use” or “using” are very broadly defined and effectively include possessing or carrying out any operation using personal information. Our Bermuda entities are subject to PIPA requirements.
Corporate Income Tax Act
On December 27, 2023, Bermuda enacted the Corporate Income Tax Act 2023 (“CIT Act”). The CIT Act took effect on January 1, 2024, with taxes assessed beginning with tax years commencing on January 1, 2025. Bermuda constituent entities of an applicable multi-national group subject to the CIT Act are taxed at a rate of 15%. SiriusPoint’s Bermuda entities are subject to the CIT Act. During 2025, Bermuda enacted a favorable amendment to the CIT Act and standalone legislation (the “Tax Credits Act 2025”) that increased an existing Bermuda tax attribute and created Bermuda tax credits, respectively.
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
Under Bermuda law, exempted companies are companies formed for the purpose of conducting business outside Bermuda from a principal place in Bermuda. As an exempted company, SiriusPoint may not participate in certain business transactions, including the carrying on of business of any kind in Bermuda, except in furtherance of its business carried on outside Bermuda or under a license granted by the Minister of Finance. Generally, it is not permitted, without a special license granted by the Minister of Finance, for a company to insure Bermuda’s domestic risks or risks of persons of, in, or based in, Bermuda.
U.S. Insurance Regulation
State-Based Regulation
SiriusPoint’s U.S.-based insurance and reinsurance operating subsidiaries are subject to regulation and supervision in each of the states where they are domiciled and where they are licensed or eligible to conduct business. Generally, state regulatory authorities have broad supervisory and administrative powers over such matters as licenses, standards of solvency, premium rates, policy forms, investments, statutory deposits, methods of accounting, form and content of financial statements, reserves for unpaid loss and loss adjustment expenses, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, annual and other report filings, and market conduct.
SiriusPoint's U.S.-based insurance and reinsurance subsidiaries, and their respective domiciliary state regulators ("Domiciliary States") are as follows:
•SiriusPoint America Insurance Company (New York State Department of Financial Services (“NYDFS”));
•SiriusPoint Specialty Insurance Corporation (New Hampshire Insurance Department); and
•Oakwood Insurance Company (Tennessee Department of Commerce and Insurance).
State Accreditation and Monitoring
All state insurance regulatory bodies with jurisdiction over SiriusPoint's U.S.-based insurance and reinsurance subsidiaries are accredited by the National Association of Insurance Commissioners ("NAIC"). Accredited states generally follow the model laws developed by the NAIC. However, there are jurisdictional differences that require reference to each state's insurance laws. States have laws establishing the standards that an insurer must meet to maintain its license to write business. In addition, all states, including the Domiciliary States, have enacted laws substantially similar to the NAIC's risk-based capital ("RBC") standards for property and casualty companies, which are designed to determine minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. The RBC formula for property and casualty insurance companies measures three major areas of risk: (i) underwriting, which encompasses the risk of adverse loss developments and inadequate pricing; (ii) declines in asset values arising from market and/or credit risk; and (iii) off-balance sheet risk arising from adverse experience from non-controlled assets, guarantees for affiliates or other contingent liabilities and excessive premium growth. RBC reports are provided annually to state regulators as part of an insurer's financial reporting requirements. Insurers having less total adjusted capital than that required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. As of December 31, 2025, SiriusPoint's U.S. domiciled subsidiaries exceeded all required RBC regulatory thresholds.
The NAIC has a set of financial relationship tests known as the Insurance Regulatory Information System to assist state insurance regulators in monitoring the financial condition of insurance companies and identifying companies that require special regulatory attention operating in their respective states. Insurance companies generally submit data annually to their domiciliary state regulator, which in turn analyzes the data using prescribed financial data ratios ("IRIS ratios"), each with defined "usual ranges." Generally, regulators will begin to investigate or monitor an insurance company if its IRIS ratios fall outside the usual ranges for four or more of the ratios. If an insurance company has insufficient capital, regulators may act to reduce the amount of insurance it can issue or, in severe situations, assume control of the company. None of SiriusPoint's U.S.-based insurance and reinsurance subsidiaries are currently subject to regulatory scrutiny based on their respective IRIS ratios.
Many states have laws and regulations that limit an insurer's ability to exit a market. Some states also limit canceling or non-renewing certain policies for specific reasons. State insurance laws and regulations include numerous provisions governing marketplace activities of insurers, including provisions governing marketing and sales practices, policyholder services, claims management, and complaint handling. State regulatory authorities generally test and enforce these provisions through periodic market conduct examinations. Typically, these laws are only applicable to certain types of primary insurance policies and not reinsurance treaties.
States have adopted laws modeled on the NAIC's Risk Management and Own Risk and Solvency Assessment Model Act ("ORSA Model Act") designed to strengthen the ability of regulators to understand and regulate the risk-management practices of insurers and insurance groups. SiriusPoint’s U.S.-based insurance and reinsurance operating subsidiaries have filed its Own Risk and Solvency Assessment with the Domiciliary States.
Holding Company Regulation
As a holding company, SiriusPoint is subject to the state insurance holding company statutes, as well as certain other laws of each of the Domiciliary States. The insurance holding company statutes generally require an insurance holding company and insurers that are members of such holding company system to register with their domestic insurance regulators and to file certain reports with those authorities, including information concerning their capital structure, ownership, financial condition, certain intercompany transactions and general business operations.
The NAIC's Insurance Holding Company System Regulatory Model Act ("Holding Company Model Act"), addresses the concept of "enterprise risk" within an insurance holding company system and provides enhanced authority for states to regulate insurers, as well as their affiliated entities and imposes more extensive informational requirements on parents and other affiliates of licensed insurers or reinsurers for the purpose of protecting licensed companies from enterprise risk. The Holding Company Model Act requires the ultimate controlling person in an insurer's holding company structure to identify and annually report to state insurance regulators material risks within the structure that could pose enterprise risk to the insurer. Each of the Domiciliary States has substantially adopted the Holding Company Model Act, and SiriusPoint's U.S.-based insurance and reinsurance subsidiaries have filed such enterprise risk reports with its Domiciliary States.
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
Guaranty Funds and Mandatory Shared Market Mechanisms
All states within the U.S. and the District of Columbia have insurance guaranty fund laws requiring insurance companies doing business within those jurisdictions to participate in guaranty associations. SiriusPoint's U.S.-based insurance and reinsurance subsidiaries may be required to participate in guaranty funds to help pay the obligations of impaired, insolvent, or failed insurance companies to their policyholders and claimants. Such participation generally includes an assessment based on the premiums written by the insurer in such state applicable to particular lines of business.
Pricing, Investments and Dividends
Nearly all states have insurance laws requiring licensed property and casualty insurance companies to file their rates, rules, and policy or coverage forms with the state's regulatory authority. In most cases, such rates, rules, and forms must be approved prior to use. While pricing laws vary from state to state, their objectives are generally to prohibit rates that are excessive, inadequate, or unfairly discriminatory. The ability and timing of SiriusPoint's U.S.-based insurance subsidiaries to increase rates are dependent upon the regulatory requirements in each state where policies are sold.
SiriusPoint's U.S.-based insurance and reinsurance subsidiaries are subject to state laws and regulations that require investment portfolio diversification that govern the quality, quantity and general types of investments they may hold. Non-compliance may cause non-conforming investments to be non-admitted when measuring statutory surplus and, in some instances, may require divestiture. SiriusPoint's investment/finance units monitor the compliance of the portfolio composition with the investment rules applicable to each insurance and reinsurance subsidiary.
Under the insurance laws of the Domiciliary States, an insurer is restricted with respect to the timing and the amount of dividends it may pay without prior approval by regulatory authorities. Under the current law of the State of Tennessee, where Oakwood Insurance Company ("Oakwood") is domiciled, an insurer has the ability, without the prior approval of the regulatory authority and subject to the availability of earned surplus, to pay dividends or make distributions which, together with dividends or distributions paid during the preceding twelve months, do not exceed the greater of (i) 10% of the insurer's surplus as regards policyholders as of the immediately preceding year end, or (ii) the net income of the insurer (excluding realized capital gains) for the preceding twelve-month period ending as of the immediately preceding year end. Under the current law of the State of New York, where SiriusPoint America is domiciled, an insurer has the ability to pay dividends during any 12-month period without the prior approval of the regulatory authority in an amount set by a formula based on the lesser of adjusted net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to the regulatory authority, subject to the availability of earned surplus, and subject to dividends paid in prior periods. Under the current law of the State of New Hampshire, where SiriusPoint Specialty Insurance Corporation (“SiriusPoint Specialty”) is domiciled, an insurer has the ability to pay dividends during any 12-month period without the prior approval of the regulatory authority in an amount set by formula based on the lesser of: 10% of such insurer's surplus as regards policyholders as of the December 31, next preceding; or the net income, not including realized capital gains, for the 12-month period ending December 31, next preceding. The insurance laws and regulations of the Domiciliary States also require that an insurer's surplus as regards policyholders following any dividend or distribution be reasonable in relation to such insurer's outstanding liabilities and adequate to meet its financial needs.
Based upon these formulas, as of December 31, 2025, SiriusPoint America, Oakwood, and SiriusPoint Specialty have dividend capacity without prior approval of the applicable regulatory authority.

U.S. Federal Regulation Affecting the Insurance Industry
SiriusPoint's U.S.-based insurance and reinsurance subsidiaries may be impacted by federal regulations targeted at the insurance and other industries. From time to time, federal measures are proposed that may significantly affect the insurance business, for example, the Terrorism Risk Insurance Act. The Terrorism Risk Insurance Act provides a federal backstop to all U.S.-based property and casualty insurers for insurance-related losses resulting from any act of terrorism on U.S. soil or against certain U.S. air carriers, vessels, or foreign missions.
The federal government also has issued certain orders and regulations that require SiriusPoint’s U.S.-based insurance and reinsurance subsidiaries to establish certain internal controls. One of these regulations is the U.S. Treasury Department Office of Foreign Asset Control ("OFAC"). OFAC proscribes transactions with specially designated nationals ("SDNs") and blocked countries due to ties with matters such as terrorism, drugs, and money laundering. Insurance and reinsurance transactions with SDNs and blocked countries are prohibited and violation can result in significant fines.
While the federal government does not directly regulate the insurance industry, the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") made sweeping changes to the regulation of financial services entities, products and markets.
The Dodd-Frank Act established the Federal Insurance Office ("FIO") within the U.S. Treasury Department to monitor the insurance industry and certain lines of business. The FIO is designed principally to exercise a monitoring and information-gathering role, rather than a regulatory role. Additionally, the director of the FIO submits reports to Congress regarding various topics within the insurance industry. These activities could ultimately lead to changes in the regulation of certain insurers and reinsurers in the United States.
The Dodd-Frank Act also authorizes the FIO to assist the Treasury Department in negotiating covered agreements. A covered agreement is an agreement between the U.S. and one or more foreign governments, authorities, or regulatory entities, regarding prudential measures with respect to insurance or reinsurance. The FIO is further charged with determining, in accordance with the procedures and standards established under the Dodd-Frank Act, whether state laws are preempted by a covered agreement. Pursuant to this authority, in September 2017, the U.S. and the European Union (“EU”) signed a covered agreement (the "Covered Agreement") to address, among other things, reinsurance collateral requirements. U.S. state regulators had 60 months, or five years, to adopt reinsurance reforms removing reinsurance collateral requirements for E.U. reinsurers that meet the Covered Agreement's prescribed minimum conditions or else state laws imposing such reinsurance collateral requirements could have been subject to federal preemption. On June 25, 2019, the NAIC Executive Committee and Plenary adopted revisions to the Credit for Reinsurance Model Law and Regulation ("Model Law and Regulation") which incorporate relevant provisions of the Covered Agreement. Thereafter, individual states began a process of adopting the Model Law and Regulation. As of August 2022, all 50 states, the District of Columbia, and several U.S. territories incorporated revisions of the Model Law and Regulation to their respective legal frameworks. The reinsurance collateral provisions of the Covered Agreement may increase competition, in particular with respect to pricing for reinsurance transactions, by lowering the cost at which competitors are able to provide reinsurance to U.S. insurers.
Consumer Protection Laws and Privacy and Data Security Regulation
The NAIC has adopted an Insurance Data Security Model Law which, when adopted by the states, will require insurers and other related entities that are licensed under state insurance laws to comply with certain data and information security requirements, such as developing an information security program, conducting risk assessments and overseeing the data security practices of third-party vendors. In addition, certain federal and state laws and regulations require financial institutions, including insurers, to protect the security and confidentiality of nonpublic personal information, including certain health-related and customer information, and to notify customers and other individuals about their policies and practices relating to their collection and disclosure of health-related and customer information and their practices relating to protecting the security and confidentiality of such information. State laws regulate use and disclosure of social security numbers and federal and state laws require notice to affected individuals, law enforcement, regulators and others if there is a breach of the security of certain nonpublic personal information, including social security numbers.
Practices involving data security and the safeguarding of consumers' protected information are under increasing regulatory scrutiny by state and federal regulators, particularly in light of the number and severity of recent U.S. companies' data breaches. The Federal Trade Commission, the Federal Bureau of Investigation, the Federal Communications Commission, the NYDFS, and the NAIC have undertaken various studies, reports and actions regarding data security for entities under their respective supervision. Some states have recently enacted new insurance laws that require certain regulated entities to implement and maintain comprehensive information security programs to safeguard the personal information of insureds and enrollees. For example, the State of New York requires financial institutions, including certain of SiriusPoint's U.S.-based insurance and reinsurance subsidiaries, to establish a cybersecurity program with specific technical safeguards and requirements regarding governance, incident planning, data management, system testing and regulator notification. In addition, the California Consumer Privacy Act of 2018 (“CCPA”), which took effect January 1, 2020, and which amended the California Privacy Rights Act of 2020 (“CPRA”), added new additional privacy protections beginning January 1, 2023. The CPRA and CCPA require SiriusPoint to comply with obligations to identify and secure personal data, among other requirements.
SiriusPoint expects cybersecurity risk management, prioritization, and reporting to continue to be an area of regulatory focus by such regulatory bodies and self-regulatory organizations.
European Insurance Regulation
Businesses that carry out insurance activities in Europe are subject to extensive insurance laws and regulations, including prudential regulation and requirements relating to the manner in which insurance activities are conducted. These laws and regulations are generally designed to prioritize the protection of the interests of policyholders, consumers, and claimants, rather than of investors.
Prudential regulation and supervision focus on authorization, ownership and control, resourcing and capital adequacy, risk identification and management, and sound governance. Conduct regulation focuses on the manner in which an insurer or insurance intermediary conducts itself in relation to its interactions with customers. Businesses carrying out insurance activities are primarily regulated and supervised by government authorities within their home jurisdictions.
The regulatory framework promulgated under the Solvency II Directive 2009/138/EC, Commission Delegated Regulation (EU) 2015/35, a number of Commission Implementing Technical Standards and the European Insurance and Occupational Pensions Authority ("EIOPA") Guidelines ("Solvency II Regulation") for insurance business provides a single set of key prudential requirements that apply to insurance and reinsurance businesses operating within the European Economic Area ("EEA"). It imposes economic risk-based solvency requirements across all member states. The aim of the Solvency II Regulation is to ensure that insurance and reinsurance undertakings are financially sound and can withstand adverse events, all in order to protect policyholders and the stability of the financial system as a whole. It also aims at the creation of a single market for insurance in the EEA with consistent regulatory requirements and harmonized supervision. The Solvency II Regulation is categorized into three pillars, covering quantitative requirements, such as capital requirements designed to ensure that sufficient and appropriate assets are held to cover insurance liabilities and risk exposure (Pillar 1), qualitative requirements relating to governance and risk-management (Pillar 2), and transparency obligations requiring disclosure of extensive information to supervisors and the public (Pillar 3).
The Solvency II Regulation requirements in respect of insurance groups include group solvency and capital requirements, group disclosure and supervisory reporting, and group risk and solvency self-assessments. The Bermuda commercial insurance regulatory regime has been approved by the European Commission as being a Solvency II equivalent. Therefore, the Solvency II Regulation group requirements are capped at the highest European entity, Sirius Group International S.à r.l. Accordingly, the Swedish Financial Supervisory Authority ("SFSA") is the group supervisor for the Solvency II Regulation group, and the BMA has been designated as the group supervisor for SiriusPoint and subsidiaries.
In addition to the Solvency II Regulation, there are a number of pan-European rules and regulations in relation to the distribution of insurance in the EEA. The Insurance Distribution Directive (EU/2016/97) ("IDD") was implemented in all EEA states by October 1, 2018. The IDD applies to all distributors of insurance and reinsurance products (including insurers and reinsurers selling directly to customers) and is designed to strengthen the regulatory regime applicable to distribution activities through increased transparency, information, and conduct requirements.
The General Data Protection Regulation (E.U. 2016/679) ("GDPR") became effective on May 25, 2018. The GDPR is intended to harmonize data protection procedures and enforcement across the EU, including with privacy online, and it is directly applicable to data controllers and data processors in all member states. Many of the provisions of the GDPR have a significant impact on data controllers and processors that are active within the EEA, and those who are located outside it, including SiriusPoint. The penalties for breach of GDPR and IDD are substantial.
Sweden Insurance Regulation
SiriusPoint International is subject to regulation and supervision by the SFSA. As Sweden is a member of the EU, the SFSA supervision of branches is recognized across all locations within the E.U. (apart from customer conduct that is regulated and supervised locally across the EU). The SFSA has broad supervisory and administrative powers over such matters as licenses, governance and internal control, standards of solvency, investments, methods of accounting, form and content of financial statements, minimum capital and surplus requirements, and annual and other report filings. Non-compliance can be sanctioned by warnings, fees, or license revocation.
The Solvency II Regulation is implemented in Sweden primarily through the Swedish Insurance Business Act (Sw. försäkringsrörelselag (2010:2043)) ("IBA"), the measures set out in the Commission Delegated Regulation (EU) 2015/35 and the Commission Implementing Technical Standards and have direct effect in Sweden. The IBA, the Commission Delegated Regulation (EU) 2015/35, and the Commission Implementing Technical Standards constitute the main legal framework applicable to insurance business in Sweden. In addition, the SFSA and EIOPA issues regulations and general guidelines. Supplementary company law for most insurance companies is provided in the Swedish Companies Act (Sw. aktiebolagslagen (2005:551)).
Insurance companies are obliged to provide, on an ongoing basis, information about their financial status, and the SFSA may conduct on-site inspections and review the operations at any time. In addition to what is required under the Solvency II Regulation, Swedish insurance companies must conduct the business in accordance with "generally accepted insurance practices."
Safety Reserve
Subject to certain limitations under Swedish law, SiriusPoint International is permitted to transfer pre-tax income amounts into a reserve referred to as a "Safety Reserve." Under local statutory requirements, an amount equal to the deferred tax liability on SiriusPoint International's Safety Reserve is included in its “Solvency Capital.” Access to the Safety Reserve is generally restricted to cover insurance and reinsurance losses and to cover a breach of the Solvency Capital requirement. Similar to the approach taken by Swedish regulatory authorities, most major rating agencies generally take into account the Safety Reserve in SiriusPoint International's regulatory capital when assessing SiriusPoint International and SiriusPoint's financial strength.
As of December 31, 2025, SiriusPoint International's Safety Reserve was SEK5.7 billion, or $623.4 million (based on the December 31, 2025 SEK to USD exchange rate). Under Swedish GAAP, an amount equal to the Safety Reserve, net of a related deferred tax liability established at the Swedish tax rate, is classified as common shareholders' equity. Generally, this deferred tax liability ($128.4 million based on the December 31, 2025 SEK to USD exchange rate) is required to be paid by SiriusPoint International if it fails to maintain prescribed levels of premium writings and loss reserves in future years. As a result of the indefinite deferral of these taxes, the related deferred tax liability is not taken into account by Swedish regulatory authorities for purposes of calculating its Solvency Capital under Swedish insurance regulations.
Change of Control
The acquisition of a "qualifying holding" directly or indirectly in SiriusPoint International requires approval from the SFSA prior to completion. "Qualifying holding" means:
•a direct or indirect ownership in an undertaking, where the holding represents 10% or more of the equity capital or of all voting participating interests; or
•the ability to exercise a significant influence over the management of the undertaking (e.g., possible shareholder agreements which might have an impact on the influence over the undertaking)
In addition, approval from the SFSA must be obtained when the holding is increased so that the holding represents or exceeds 20%, 30%, or 50% of the equity capital or of all voting participating interests, or when the company becomes a subsidiary. The same is valid if there is a decrease. When certain persons or companies act in concert, their holdings are aggregated to determine whether such persons or companies acquire a qualifying holding or cross any relevant threshold.
The SFSA assesses the suitability of the acquirer and will generally grant authorization if, among other things, the acquisition is found to be financially sound. The SFSA will also assess the acquirer's reputation, financial standing, and possible links to money laundering and financing of terrorism. The ownership assessment also encompasses a suitability assessment of the management of all legal persons' acquiring a qualifying holding in SiriusPoint International.

United Kingdom Insurance Regulation
The financial services industry in the United Kingdom is currently dual-regulated by the Financial Conduct Authority ("FCA") and the Prudential Regulation Authority ("PRA") (collectively, the "U.K. Regulators"). Prudential regulation and supervision of insurance undertakings are carried out by the PRA and the regulation and supervision of conduct matters are carried out by the FCA. All insurers and Lloyd's managing agents are regulated by both the PRA and the FCA, while businesses that only carry on insurance intermediary activities are solely regulated by the FCA for both prudential and conduct matters. The Financial Policy Committee (which is within the Bank of England) is responsible for the overall prudential regulation of the financial services industry.
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
PRA and FCA regulation
The primary statutory objectives of the PRA in relation to its supervision of insurers are: (i) to promote their safety and soundness; and (ii) to contribute to securing an appropriate degree of protection for current or potential policyholders. As conduct regulator, the FCA also acts to protect policyholders. While the FCA's focus is fair treatment of consumers when dealing with insurers and insurance intermediaries, the PRA's focus is protection of policyholders with respect to the coverage of their insured risks.
The U.K. Regulators have extensive powers to intervene in the affairs of the insurance businesses that they regulate and to monitor compliance with their regulatory objectives, including amending (including by imposing limitations on) or withdrawing a firm's authorization, prohibiting individuals from carrying on regulated activities, suspending firms or individuals from undertaking regulated activities, and assessing penalties or compensatory payments against those who fail to comply.
Businesses carrying out insurance activities in the U.K. must not only comply with the PRA's requirements (as set out in the PRA Rulebook) and the FCA's requirements (as set out in the FCA Handbook), but also a wide range of U.K. insurance legislation. The most notable of such legislation is the Financial Services and Markets Act 2000 ("FSMA"), which includes the requirements for becoming authorized to carry out regulated insurance activities, regulated and prohibited activities of an insurance company, the approval process for the acquisition or disposal of control of insurance companies, rules on financial promotions, transfers of insurance portfolios, and market abuse provisions. This is complemented by a range of statutory instruments on certain subjects, for example the authorization or exemption process. In addition, U.K. companies carrying out insurance activities must comply with general legislation, such as the U.K. Companies Act 2006.
Lloyd's regulation
In addition to regulating insurers and insurance intermediaries, the U.K. Regulators also regulate Lloyd's. The U.K. Regulators and Lloyd's have common objectives in ensuring that the Lloyd's market is appropriately regulated. Lloyd's is required to implement certain rules prescribed by the U.K. Regulators by the powers it has under the Lloyd's Act of 1982 ("Lloyd's Act") relating to the operation of the Lloyd's market. Each year, the U.K. Regulators require Lloyd's to satisfy an annual solvency test that measures whether Lloyd's has sufficient assets in the aggregate to meet all the outstanding liabilities of its members. The PRA and the FCA can give directions to Lloyd's in order to advance their statutory objectives.
The governing body of the Lloyd's market is the Council of Lloyd's ("Council"). The Council is responsible for the supervision and management of the Lloyd's market and it has the power to regulate and direct the business of the market. The Lloyd's Act, Bye-laws, requirements made under Bye-laws, principles for doing business (”Principles,” previously, minimum standards, which were transitioned in 2022 to outcome-based principles for doing business), guidance, codes of conduct, and bulletins issued by or under the authority of the Council, together contain the powers and requirements that apply in respect of businesses operating in the Lloyd's market. In addition, Lloyd's prescribes, in respect of its managing agents and corporate and individual members ("Members"), Principles relating to their management and control, financial resources, and various other requirements. In addition, as dual-regulated firms, managing agents must comply with the relevant parts of the PRA Rulebook and the FCA Handbook (including FCA capital resources requirements). SiriusPoint participates in the Lloyd's market through the 100% ownership of Sirius International Corporate Member, which is the sole member of Syndicate 1945. Syndicate 1945 commenced underwriting on July 1, 2011 and is managed by another wholly-owned subsidiary within SiriusPoint, Sirius International Managing Agency. Lloyd's approved net stamp capacity for Syndicate 1945 in 2026 is £206.0 million, or approximately $276.7 million (based on the December 31, 2025 GBP to USD exchange rate). Stamp capacity is a measure of the amount of net premium (gross written premium less acquisition costs) that a syndicate is authorized by Lloyd's to write.
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
The amounts of capital required by Lloyd's to be maintained in the form of Funds at Lloyd's to support the activities of the Members of a syndicate is determined by a combination of the managing agent's assessment of capital requirements for the syndicate, and review and challenge by Lloyd's. The managing agent's assessment of capital requirements for the syndicate determines its view of the Solvency Capital Requirement ("SCR"); this represents the capital needed to support the syndicate, based on modeling individual syndicate robustness against the risk environment in which the syndicate operates. Lloyd's may or may not approve the level of SCR as submitted by the managing agent and has the authority to require the SCR to be increased. The approved or amended SCR is then uplifted by an economic capital margin (currently a flat 35% for all syndicates) to produce an amount of syndicate capital known as the economic capital assessment ("ECA"). The level of the ECA is set to help ensure that Lloyd's overall aggregate capital is maintained at a level necessary to retain its desired rating, as well as to meet the requirements of the U.K. Regulators. Any failure to comply with these requirements may affect the amount of business which the syndicate may underwrite and/or could result in sanctions being imposed by Lloyd's and/or the U.K. Regulators. The process and the method by which the required capital is calculated may alter from year to year and may affect the level of participation of Members in a particular syndicate.
In addition to a Member's Funds at Lloyd's, at a syndicate level, insurance premiums are held in a premium trust fund for the benefit of policyholders whose contracts are underwritten by the syndicate and these funds are the first resources used to pay claims made by policyholders of that syndicate.
Lloyd's has wide discretionary powers to regulate a Member's underwriting. All syndicates at Lloyd's must also submit their business plans to Lloyd's for approval and amendments or restrictions may be applied to proposed business plans. In extreme circumstances, approval may be refused, thereby preventing that syndicate from underwriting for the following year.
Change of Control
The change of control requirements in the U.K. for dual regulated insurance companies are similar to the Swedish regulatory requirements. Prior regulatory consent is required before a person (alone or together with any associates) can acquire direct or indirect control over a U.K. authorized firm, with the same thresholds as Sweden, namely: 10% or more, but less than 20%; 20% or more, but less than 30%; 30% or more, but less than 50%; and 50% or more. The change of control requirements apply whether such change of control results from an external acquisition or an internal restructuring resulting in a new controller.
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

Human Capital
In 2025, SiriusPoint continued to strengthen the leadership, capability, and culture required to achieve our ambition of becoming a best-in-class insurer and reinsurer. Our people strategy remained focused on building an engaged workforce, deepening leadership capability, and advancing an organizational design that supports disciplined underwriting and effective execution. These efforts form part of our ongoing drive to build a culture with deep DNA and a strong competitive advantage, and reflect a deliberate, multi-year journey to embed the values, behaviors, and ways of working that enable talent to thrive and colleagues to contribute to long-term success.
Employee Engagement
Employee engagement remains a critical enabler of our ability to deliver our strategy. With clarity on our direction, high engagement helps ensure colleagues are committed, aligned, and empowered to act. In 2025, our third enterprise‑wide engagement survey, conducted externally using a validated methodology, showed continued year over year improvement, with a 91% response rate, an overall engagement score of 82, and a Net Promoter Score of 29, reflecting strong trust in leadership and confidence in the organization’s trajectory. The Net Promoter Score is an important indicator of engagement and it has risen from -24 in 2023, to 13 in 2024, and to 29 in 2025. This places us firmly in the provider’s “very good” category, which demonstrates the strong positive movement in engagement levels.
Leadership and alignment remained among our highest performing areas, scoring 87 and 88 respectively, indicating clear understanding of priorities and high levels of respect for managers and leaders at all levels. Every survey question improved except one, which remained stable at a high level.
Our wellbeing score improved to 71. Management believes this result indicates opportunities to further strengthen prioritization and sustainable workload management. The results suggest colleagues feel supported, able to raise concerns, and increasingly confident that the organization is focused on helping teams work more effectively.
Each year, engagement feedback informs a clear action plan, which is communicated transparently and delivered consistently. In 2025, actions included strengthening manager capability, enhancing recognition, and simplifying selected processes to promote harmony in day-to-day work. This follow through reinforces the credibility of the survey process and supports the continued deepening of culture across regions and functions.
Leadership Development
Strengthening leadership capability remained a priority in 2025. We continued to invest in development through targeted workshops, expanded succession planning, and selective external hiring into critical leadership roles. Leadership development was further supported by our first formal mentoring program, which established 25 mentor relationships involving seven Executive Leadership Team mentors and 18 from our Senior Leadership Team. This program creates meaningful access to senior leadership and directly supports career progression for high‑potential colleagues. We also introduced personal coaching for selected members of our Senior Leadership Team to support leadership development.
In November, we hosted our third Collaboration Day, bringing senior leaders together globally to focus on key priorities for the year ahead, including empowerment, maintaining focus, and prioritizing growth initiatives. Collaboration Day has become an important mechanism for aligning leadership across geographies, reinforcing expectations, and strengthening collective ownership of execution. These efforts reflect our multi‑year commitment to developing deeper leadership capability and building an enduring pipeline that supports consistent, high‑quality performance.
Organizational Design and Succession Planning
We continued to refine our operating model to support a globally collaborative, high performing culture. Adjustments in 2025 reinforced our “Underwriting First” philosophy and “One SiriusPoint” operating mindset, helping teams make decisions more efficiently and consistently across functions and geographies. We also introduced cross-functional collaboration frameworks to better connect expertise across underwriting, claims, actuarial, and other corporate teams, improving decision quality and operational follow through.
Succession planning remains central to our long-term sustainability. In 2025, we advanced succession planning for critical roles, engaging with the Board and Compensation Committee to review and validate plans. Succession considerations are now integrated into hiring and internal mobility, helping ensure a strong bench of future leaders. We also strengthened our Program Management Office and change capability, improving the way we plan, prioritize, and deliver enterprise change as we move forward in 2026. We feel we have made strong progress with our change agenda and have retained some exceptionally high-caliber individuals.
Performance Management
We continued to strengthen our performance management approach, emphasizing clarity, accountability, and continuous dialogue. In 2025, we delivered training for managers and colleagues, expanded two-way feedback practices, and embedded meaningful midyear reviews alongside annual reviews. These enhancements are designed to improve alignment on goals, increase recognition of strong performance, and support early course correction where needed.
Career Development & Talent Progression
SiriusPoint remains committed to developing talent at all levels. In 2025, we expanded career development opportunities through early career programs, technical training, project management capability building, access to external coaching, and increased leadership development opportunities for emerging leaders. Our mentoring program and performance-focused leadership workshops have strengthened internal capability and supported career mobility across regions. Succession assessments for critical roles informed targeted development and helped guide investment in future skills.
Inclusion & Belonging
Inclusion and Belonging continued to be essential to our culture and our ability to deliver high‑quality outcomes. Our Employee Resource Groups, including SiriusPride, Women in SiriusPoint, GlobalPoint, and the Health & Wellbeing Network, which are open to all employees, remained active in fostering community, supporting professional development, and strengthening belonging across the organization. In 2025, we expanded our partnership with iCAN, the Insurance Cultural Awareness Network, supporting greater representation and cultural awareness across the insurance sector.
Compensation and Benefits
With oversight from the Compensation Committee and support from independent advisors, we provide competitive, performance-aligned compensation designed to attract, retain, and motivate high-performing talent. Our compensation structure includes base salary and short- and long-term incentives, supported by balanced performance goals that include financial and nonfinancial measures. We maintain meaningful share ownership requirements for senior leaders and a clawback policy in the event of a financial restatement or gross misconduct.
Workforce Statistics
As of December 31, 2025, our workforce stood at 1,099 employees with offices in 10 countries. While this reflects an increase from 1,072 employees as of December 31, 2024, the underlying growth of our organization is even more substantial, as the prior year’s figures included Armada, which was sold on October 31, 2025. Adjusting for the divestiture, our expansion demonstrates continued strengthening of our operational footprint and global capabilities. Our workforce remains globally distributed, with 50% (548 employees) located outside North America. Our gender representation includes 58% female employees (634 employees), 42% male employees (462 employees), and fewer than 1% self‑described or not disclosed (3 employees). The combined category reflects our commitment to respectful self‑identification while simplifying external disclosure. These figures are presented at an aggregate level for external reporting purposes.
Employment status remains stable, with 94% (1,037 employees) in full‑time roles and 6% (62 employees) in part‑time roles, supporting continuity and scalability across our global operations.
Health and Safety
We prioritize colleague health, safety, and wellbeing through a range of programs and benefits. In 2025, we introduced a global wellness day, expanded financial support for wellbeing activities, and conducted a global benefits review to maintain competitiveness and responsiveness to colleague needs. Wellbeing insights from engagement work continue to guide improvements to how we manage workload and support sustainable performance.
Community Involvement
SiriusPoint is committed to making a positive impact in the communities where we operate. We encourage employees to actively support local causes and participate in philanthropic initiatives. In 2025, our workforce demonstrated this commitment through a variety of local projects and community programs, including our dedicated Volunteering Day, which gives employees the opportunity to contribute their time and skills to meaningful causes.
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
Summary Risk Factors
Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, cash flows, and results of operations that you should consider before making a decision to invest in our common shares. These risks include, but are not limited to, the following:
•Strategic Risks. Strategic risks include risks associated with the development and execution of our business strategy, including our strategy to expand and deepen our relationships with MGAs and any strategic transactions such as acquisitions, dispositions, investments, mergers, joint ventures, or entry into new lines of business.
•Catastrophe Risks. Catastrophe risks include, among other things, natural catastrophes, extreme weather events, epidemics, pandemics, man-made events and other large loss occurrences, including hurricanes, windstorms, earthquakes, floods, wildfires, and severe winter weather, on various lines of our business, including predominantly our property catastrophe excess line of business, and also our aviation, casualty, contingency, credit, and accident and health (including travel insurance) businesses.
•Insurance Underwriting Risks. Insurance underwriting risks include the adequacy, accuracy and development of pricing or loss and loss adjustment reserves, the lack of available capital, periods characterized by excess underwriting capacity and unfavorable premium rates, and our ability to maintain or improve underwriting discipline, risk selection, and portfolio diversification across lines and geographies.
•Market, Credit, and Liquidity Risks. Market, credit, and liquidity risks include risks related to the performance and volatility of financial markets, credit events, interest rate movements, inflation, foreign exchange fluctuations, changes in asset valuation, economic and political conditions (including uncertainties and conflicts), inability to raise the funds necessary to pay the principal of our interest on our outstanding debt obligations and a downgrade or withdrawal of our financial ratings.

•Competition Risks. Competition risks include risks related to our ability to compete successfully in the insurance and reinsurance market, the cyclicality of these markets, and the effect of consolidation in the insurance and reinsurance industry.
•Operational Risks. Operational risks include risks related to our ability to attract, develop and retain key personnel, distribution partners and underwriting talent, fluctuations in our results of operations, the performance of strategic partnerships, joint ventures, delegated underwriting authorities, and other third party relationships, including risks associated with delegating authority to third party managing general agents (“MGAs”).
•Technology Risks. Technology risks include risks related to operational, cybersecurity, and technology-related risks, including system failures, data breaches, or business interruption events, impacting the Company directly or indirectly through our business partners and service providers.
•Climate Change Risks. Climate change risks include risks such as increased severity and frequency of weather-related natural disasters and catastrophes, including wildfires, and increased coastal flooding in many geographic areas.
•Regulatory and Litigation Risks. Regulatory and litigation risks include risks related to the outcome of legal and regulatory proceedings, regulatory, legal, and compliance developments affecting our insurance, reinsurance, MGAs, Lloyd’s or international operations, including capital, solvency, reporting, conduct risk, and data protection requirements, regulatory constraints on SiriusPoint’s business, including legal restrictions on certain of SiriusPoint’s insurance and reinsurance subsidiaries’ ability to pay dividends and other distributions to SiriusPoint, and losses from unfavorable outcomes from litigation and other legal proceedings.
•Investment Risks. Investment risks include reduced returns or losses in SiriusPoint’s investment portfolio; our lack of control over our third party asset managers, who invest and manage our capital accounts; limitations on our ability to withdraw our capital accounts; and conflicts of interest among various members of Third Point Advisors LLC (“TP GP”), Third Point LLC, and SiriusPoint.
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
•seasonality and cyclicality of the insurance and reinsurance businesses;
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
Operational, cybersecurity, technology-related, and artificial intelligence (“AI”) risks, including system failures, data breaches, ransomware attacks, supply chain compromises of third party service providers, failures or harmful outputs of AI models, or other business interruption events — including those resulting from malicious cyber-attacks on us or our business partners or service providers — could disrupt or otherwise negatively impact our business.
Our business depends upon our ability to securely process, store, transmit, and safeguard confidential and proprietary information that is in our possession. This information includes confidential information relating to our business, as well as personally identifiable information and protected health information belonging to employees, customers, claimants and business partners. We implement and maintain reasonable security processes, practices, and procedures appropriate to the nature of the information we hold, and we rely on sophisticated commercial control technologies — including, increasingly, AI-enabled technologies — to maintain security and confidentiality of our systems. Nevertheless, our systems are vulnerable to a variety of forms of unauthorized access, including hackers, computer viruses, ransomware, AI-enabled social engineering attacks, and cyber-attacks carried out by individual or state-sponsored actors. In addition, breaches can result from employee error, malfeasance, or lost or stolen devices. Heightened geopolitical tensions and ongoing international conflicts have also contributed to an increase in the frequency, sophistication, and potential impact of global cybersecurity threats, including those amplified by generative AI technologies.
A significant amount of communication between our employees and our business banking and investment partners depends on information technology and electronic data exchange. We also license certain systems, platforms, datasets and, increasingly AI-driven tools and models from third parties and rely on cloud-based infrastructure and externally hosted systems. We cannot be certain that we will maintain continued access to these systems, platforms, datasets or models, or that they will operate as intended. AI models may produce inaccurate, biased, or unpredictable outputs, may degrade over time, or may require retraining based on data we do not control. We also cannot guarantee that we could replace these tools without degrading operational performance or slowing our underwriting or claims response time. In addition, if we adopt an overly cautious approach in evaluating, updating, or integrating new technology or AI‑enabled systems, we may delay necessary improvements, prolong exposure to outdated or less secure systems, or impede operational efficiency, which could increase our vulnerability to cybersecurity incidents or other technology‑related failures.
Like all companies, our information technology systems are susceptible to interruptions or failures related to events beyond our control, including natural disasters, terrorist attacks, third party service outages, and general technology failures. As AI technologies become more integrated into our operations, failures, errors or unexpected behavior in these systems could also disrupt key business processes. We believe that we have established and implemented appropriate security measures, controls, and procedures to safeguard our systems and periodically evaluate and test their adequacy, including through vulnerability assessments, penetration testing, and employee training. We also maintain business continuity and disaster recovery plans designed to support continued operations of key business processes during disruptive events, including disruptions arising from cybersecurity or AI-related incidents. Nonetheless, disruptions or breaches of our information technology and AI-enabled systems — whether at our Company or affecting our third party providers — remain possible and may negatively impact our business.
It is possible that insurance policies we have in place with third parties would not fully protect us against losses arising from a breach, interruption, AI-driven system failure or widespread failure of our information technology systems. In the ordinary course of our business, we process personal information and personal health information in connection with claims made under our accident and health business, as well as other business lines. Any misuse, mishandling, or unauthorized disclosure of such information — whether by us, a policyholder, or a third party vendor -- could damage our business or reputation, result in significant monetary damages, regulatory enforcement actions, fines, or criminal prosecution which may not be fully covered by insurance. The use of AI tools may increase the risk of inadvertent data exposure, improper data ingestion, or unauthorized model training on sensitive information. Although we maintain privacy procedures and employee training programs intended to mitigate these risks, we may be unable to prevent unauthorized access to or disclosure of personal information in all cases.
We are subject to evolving cybersecurity, data protection, and AI-related laws and regulations across the jurisdictions in which we operate. Regulatory expectations for cybersecurity governance, AI governance, reporting, and operational resilience continue to increase globally. Compliance with new or developing requirements — including AI model documentation, data governance controls, risk assessments, testing, third‑party oversight, breach notification, and incident response protocols — may increase our compliance costs and operational burdens. As our operations expand into additional jurisdictions and as the regulatory landscape for AI and automated decision-making evolves, we expect that our cybersecurity, data privacy, and AI compliance costs will continue to rise.
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
We cannot assure that we will be able to compete successfully in the insurance and reinsurance markets, and any failure to do so could materially and adversely affect our financial condition and results of operations and may increase the likelihood that we are deemed to be a passive foreign investment company or an investment company. See “Risks Relating to Taxation—If we were treated as a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes, our U.S. shareholders would be subject to adverse tax consequences.”
Consolidation in the insurance and reinsurance industry could adversely impact us.
The insurance and reinsurance industry, including our competitors, customers and insurance and reinsurance brokers, has experienced significant consolidation over the last several years. These consolidated client and competitor enterprises may try to use their enhanced market power to negotiate price reductions for our products and services and/or obtain a larger market share through increased line sizes. If competitive pressures require us to reduce our prices, we would generally expect to reduce our future underwriting activities, resulting in reduced premiums and a reduction in expected earnings. If the insurance industry consolidates further, competition for customers could become more intense and we could incur greater expenses relating to customer acquisition and retention, further reducing our operating margins. In addition, insurance companies that merge may be able to spread their risks across a consolidated, larger capital base so that they require less reinsurance. Reinsurance intermediaries could also continue to consolidate, which may adversely affect our ability to access business and distribute our products. We could also face competition from larger and better- capitalized companies, and any such competitive pressures could adversely affect our business or our results of operations.
If actual renewals of our existing contracts do not meet expectations, our premiums written in future years and our future results of operations could be materially adversely affected.
Many of our contracts are written for a one-year term. In our financial forecasting process, we make assumptions about the renewal of certain prior year’s contracts. The insurance and reinsurance industries have historically been cyclical businesses with periods of intense competition, often based on price. If actual renewals do not meet expectations, or if we choose not to renew certain contracts because of pricing conditions, our premiums written in future years and our future operations would be materially adversely affected.
We may experience issues with outsourcing and third-party relationships which may impact our ability to conduct business in a prudent manner and could negatively impact our operations, results, and financial condition.
We outsource a number of technology and business process functions to third-party providers. We may continue to do so in the future as we review the effectiveness of our organization. If we do not optimally select, develop, implement, and monitor our outsourcing relationships, we may not realize productivity improvements or cost efficiencies and may experience operational difficulties, increased costs, and a loss of business that may have an adverse effect upon on our operations or financial condition.
We periodically negotiate provisions and renewals of these relationships, and such terms may not remain acceptable to us or such third parties. If such third-party providers experience disruptions or do not perform as anticipated, or we experience problems with a transition to a third-party provider, we may experience operational difficulties, an inability to meet obligations (including, but not limited to, policyholder obligations), a loss of business, increased costs, or suffer other negative consequences, all of which may have a material adverse effect on our business and results of operations. In addition, our ability to obtain services from third-party providers operating in other jurisdictions may be adversely impacted by political instability, unexpected regulatory developments, or governmental policy changes within or outside the United States. As a result, our ability to conduct our business might be adversely affected.
We, and our MGAs and other agents with binding authority, rely on information provided by insureds or their representatives when underwriting insurance policies. Although we may make inquiries to validate or supplement the information provided, underwriting decisions may still be based on incomplete or inaccurate information, and we may consequently misunderstand the nature or extent of the activities we insure or the corresponding risks. In addition, if any such agents exceed their delegated authority, engage in fraudulent or improper conduct, or otherwise fail to comply with applicable legal or regulatory requirements while conducting business on our behalf, our financial condition and results of operations could be materially adversely affected.
Given the inherent uncertainty of models and software, their usefulness as a tool to evaluate risk is subject to a high degree of uncertainty that could result in actual losses that are materially different than our estimates including Probable Maximum Losses (PMLs), and our financial results may be adversely impacted, perhaps significantly.
We use third-party vendor and proprietary analytic and modeling capabilities, including global property catastrophe models, which consolidate and report on all our worldwide property exposures, to calculate expected PML from various property natural catastrophe scenarios. We use these models and software to help us control risk accumulation, inform management and other stakeholders of capital requirements, and to improve the risk/return profile in our overall portfolio of insurance and reinsurance contracts. However, given the inherent uncertainty of modeling techniques and the application of such techniques, these models and databases may not accurately address a variety of matters impacting our coverages. The construction of these models and the selection of assumptions require significant actuarial judgment.
For example, catastrophe modeling relies on a number of broad economic and scientific assumptions, including storm surge (the water that is pushed toward the shore by the force of a windstorm), demand surge (the localized increase in the prices of goods and services following a catastrophe), and zone density (the proportion of insured exposures in a region that may be affected by a catastrophic event). Third-party modeling software also does not capture all regions or perils for which we write business. In addition, catastrophe models are inherently uncertain due to process risk — the probability and magnitude of the underlying event — and parameter risk — the probability that model assumptions are inaccurate. Although we maintain model‑governance and validation processes intended to reduce these risks, such controls cannot eliminate the inherent uncertainty of models or prevent significant variances between modeled outcomes and actual results.
The inherent uncertainties underlying, or the incorrect usage or misunderstanding of, these tools may lead to unanticipated exposure to risks relating to certain perils or geographic regions which could have a material adverse effect on our business, prospects, financial condition, or results of operations. Furthermore, these models typically rely on either precedent or industry data, both of which may be incomplete or may be subject to error, failure to document transactions properly, failure to comply with regulatory requirements, or information technology failures. Given the inherent uncertainty in these models, as well as the underlying assumptions and data, the results of our models may not accurately address the emergence of a variety of matters which might impact certain of our coverages. Some forms of insurance and reinsurance provide coverage for aggregated loss result over a period of time making it inherently difficult to track how these coverages will be impacted by any single or series of events. Accordingly, these models may understate the exposures we are assuming and our financial results may be adversely affected, perhaps significantly. Any such impact could also be felt across our insurance and reinsurance contract portfolio, since similar models and judgment are used in analyzing the majority of our transactions. For more information about the risks resulting from the inherent uncertainty of modeling techniques, see “Risks Relating to Our Business—Our claims and claim expense reserves are subject to inherent uncertainties, which could cause our losses to exceed our loss reserves.”
Our claims and claim expense reserves are subject to inherent uncertainties, which could cause our losses to exceed our loss reserves.
Our claims and claim expense reserves reflect our estimates, using actuarial and statistical projections at a given point in time, of our expectations of the ultimate settlement and administration costs of claims incurred. We use actuarial and computer models, historical insurance and reinsurance industry loss statistics, and management’s experience and judgment to assist in the establishment of appropriate claims and claim expense reserves. Reserves are estimates of claims an insurer or reinsurer ultimately expects to pay, based upon facts and circumstances known at the time, predictions of future events, estimates of future trends in claim severity, and other variable factors. The inherent uncertainties of estimating loss reserves generally are greater for reinsurance and MGA-produced insurance businesses as compared to traditional primary insurance, primarily due to:
•the lapse of time from the occurrence of an event to the reporting of the claim and the ultimate resolution or settlement of the claim;
•    the diversity of development patterns among different types of insurance and reinsurance contracts; and
•    heavier reliance on the client/MGA partner for information regarding claims.
Our estimates and judgments are based on numerous factors and may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed, as loss trends and claims inflation evolve, or as applicable laws or interpretations change. Because establishing reserves involves many assumptions and estimates, and because modeling techniques involve inherent uncertainty, the reserving process is itself inherently uncertain. As a result, some of our assumptions or estimates may inevitably prove to be inaccurate, and our actual net claims and claim expenses paid and reported may differ, possibly materially, from the reserves reflected in our financial statements. For example, our significant gross and net reserves associated with large catastrophe events in the recent years remain subject to meaningful uncertainty, and as information emerges and claims develop, we expect our reserves may change, perhaps materially.
Accordingly, we may underestimate the exposures we are assuming and our results of operations and financial condition may be adversely impacted, perhaps significantly. Conversely, we may prove to be too conservative, which could contribute to factors which could hinder our ability to grow in new markets or perils or in connection with our current portfolio of coverages.
We are exposed to unpredictable catastrophic events that have adversely affected, and may in the future affect our results of operations and financial condition.
We write reinsurance contracts and insurance policies that cover unpredictable catastrophic events. Covered unpredictable catastrophic events, predominantly in our insurance and reinsurance property lines of business, include natural perils, extreme weather events, and other disasters, such as hurricanes, windstorms, earthquakes, floods, wildfires, heat waves, and severe winter weather. Catastrophes can also include terrorist attacks, explosions, infrastructure failures, epidemics, pandemics, financial crises and impacts of geopolitical uncertainty. We have significant exposure to a potential major earthquake or series of earthquakes in various geographic regions, including in California, the Midwestern United States, Canada, and Latin America. We also have significant exposure to windstorm and flood damage in various geographic regions, including Northern Europe and the United States. While we have taken steps to reduce our exposure to catastrophe risks, these risks may still affect our results of operations and financial condition.
Similar exposures to losses caused by the same types of catastrophic events occur in other lines of business such as aviation, casualty, contingency, credit, marine, and accident and health (including travel insurance), including pandemic risk.
The extent of catastrophe losses is a function of the frequency, severity, and development of the insured exposure. Increases in the value and concentration of insured property or insured policyholders, the effects of inflation, changes in weather patterns, such as climate change, and increased terrorism could increase the future frequency and/or severity of claims from catastrophic events. Claims from catastrophic events could materially adversely affect our results of operations and financial condition. Our ability to write new reinsurance contracts and insurance policies could also be impacted as a result of corresponding reductions in our capital levels.
Although we attempt to manage our exposure to catastrophic events through a variety of approaches -- including geographic diversification, geographic limits, individual policy limits, exclusions, or limitations from coverage, and the purchase of insurance and reinsurance -- the availability and effectiveness of these tools may depend on market conditions and, even when available, may not perform as anticipated. For example, we manage our exposure to catastrophe losses by limiting aggregate insured values in geographic areas prone to catastrophic events, estimating PML for multiple catastrophe scenarios, and purchasing reinsurance, including retrocession coverage. To evaluate aggregate insured values and PML, we use a range of tools, including external and internal catastrophe modeling software. Estimates of PMLs depend on numerous variables, including assumptions about demand surge and storm surge, loss adjustment expenses, insurance-to-value for the underlying properties, how actual event parameters compare to modeled events, and the quality of portfolio data provided by ceding companies in our reinsurance operations. If any of these assumptions prove incorrect, the losses we might incur from an actual catastrophe could be materially higher than the modeled losses we expected, which could materially adversely affect our financial condition, liquidity, or results of operations.
We have exposure to potential terrorist acts that can materially and adversely affect our business, results of operations and/or financial condition.
Given the reinsurance retention limits imposed under the U.S. Terrorism Risk Insurance Act of 2002, as extended through December 31, 2027 (“TRIA”), and the fact that some of our policies may not include a terrorism exclusion, foreign or domestic terrorist attacks may result in losses that have a material adverse effect on our business, results of operations, or financial condition.
Under TRIA, commercial insurers are required to offer insurance coverage against terrorist incidents and are reimbursed by the federal government under the Terrorism Risk Insurance Program (“TRIP”) for paid claims, subject to deductible and retention amounts. TRIA, and its related rules, contain certain definitions, requirements, and procedures for insurers filing claims with the Treasury for payment of the federal share of compensation for insured losses under TRIP. TRIA also contains specific provisions designed to manage litigation arising out of, or resulting from, a certified act of terrorism. The Claims Procedures Rule enacted under TRIA specifically addresses requirements for federal payment, submission of an initial notice of insured loss, loss certifications, timing and process for payment, associated recordkeeping requirements, as well as the Treasury’s audit and investigation authority. These procedures apply to all insurers that wish to receive their payment of the federal share of compensation for insured losses under TRIA.
If coverage for terrorist acts cannot be excluded, we may face significant gaps in our reinsurance protection. Because terrorist events cannot be predicted with statistical certainty, estimating potential losses is difficult, and a future attack could materially impact our financial condition and results of operations. These events may also trigger multiple claims, and contractual provisions intended to limit our liability may not be effective.
Global climate change may have a material adverse effect on our business, operating results and financial condition.
We have material exposures arising from our coverages for natural disasters and catastrophes. Changes in climate conditions have resulted in increased severity and frequency of weather-related natural disasters and catastrophes. For example, during the year ended December 31, 2025, the industry experienced several significant severe weather events. In addition, rising sea levels are expected to add to the risks associated with coastal flooding in many geographical areas. We believe that these changes in climate conditions, when coupled with projected demographic trends in catastrophe-exposed regions, have increased the average economic value of expected losses, increased the number of people exposed per year to natural disasters, and have generally exacerbated disaster risk, including risks to infrastructure, global supply chains, and agricultural production. This could lead to higher overall losses that we may not be able to recoup, especially in light of current economic conditions, competitive pressures, and rising insurance and reinsurance costs. Over the long-term, global climate change could impair our ability to accurately predict the costs associated with future weather events and may also lead to new environmental liability claims in the energy, manufacturing, and other industries we serve.
A substantial portion of our coverages may be adversely impacted by climate change, and our risk assessments and models may not fully reflect environmental or climate-related risks. Scientific uncertainty regarding how climate cycles and global climate change influence the frequency and severity of natural catastrophes, combined with limitations in current predictive tools, may prevent us from accurately modeling associated exposures and losses As a result, our business, operating results, and financial condition could be materially adversely affected. The insurance industry continues to study the evolving relationship between climate change and weather-related natural disasters.
In addition to physical climate risks, we may face growing market expectations to support a low-carbon transition by reducing or eliminating underwriting and investment exposure to carbon-intensive industries, which could render portions of our business less sustainable. Climate-related governmental policies, including emission restrictions and mandated technologies, may further reduce demand for our products and affect the performance of related investments. We are also subject to complex and rapidly changing climate-related laws and policy initiatives, the implications of which are uncertain and may adversely impact on our business.
We are exposed to unpredictable casualty insurance risks that could adversely affect our results of operations and financial condition.
We write insurance and reinsurance policies covering casualty risks, which generally relate to the legal liability of individuals or organizations for bodily injury or property damage caused to third parties. Claims arising from these risks can take many years to emerge, develop, and ultimately settle, and are susceptible to unanticipated claim patterns, as well as economic and social inflation. In addition, legislative or regulatory actions — such as efforts to expand the scope of coverage under existing policies or extend statutes of limitations — could materially increase our exposure. For example, several U.S. states have enacted laws reviving otherwise time-barred claims relating to past childhood sexual abuse, significantly expanding the population of potential claimants to whom we may be liable. If our pricing or reserving assumptions prove incorrect, higher than expected losses from these or other casualty risks could materially adversely affect our financial condition, liquidity, or results of operations.
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
Recent or future U.S. federal or state legislation may impact the private catastrophe risk markets and reduce the demand for our property insurance and reinsurance products.
Legislation adversely affecting the private insurance and reinsurance markets may be enacted at the federal, regional or state level. While similar bills were proposed but not enacted in prior years, in 2025 members of Congress reintroduced significant federal catastrophe reinsurance legislation, including the Incorporating National Support for Unprecedented Risks and Emergencies (INSURE) Act, which would create a federally backed catastrophic property loss reinsurance program capitalized with federal funds. If enacted, this program would provide reinsurance above certain loss thresholds for a wide range of perils and could serve as a subsidized public‑sector alternative to private catastrophe reinsurers, potentially reducing the role of the private market and limiting demand for our products. Industry groups have expressed concern that such legislation could shift catastrophic risk to federal taxpayers, distort market pricing, and reduce the need for private reinsurance capacity. Even if not enacted in its current form, continued reintroduction and growing political attention to catastrophe‑insurance availability may increase the likelihood of federal intervention in the future.

In addition, worsening insurance‑market conditions—such as insurer withdrawals from high‑risk states and rising reinsurance costs—have contributed to renewed legislative momentum. These conditions, particularly in catastrophe‑exposed states such as California, Florida, Texas, and Louisiana, have prompted policymakers to consider federal or expanded state‑level mechanisms to stabilize property‑insurance markets. In California specifically, heightened wildfire risk, regulatory rate‑approval constraints, and increased insurer non‑renewals have led to extensive legislative and administrative activity aimed at maintaining residential‑property‑insurance availability. For example, the California Department of Insurance has advanced proposals that would expand the use of catastrophe‑modeling in rate filings while also conditioning such changes on insurers’ participation in writing coverage in designated wildfire‑exposed ZIP codes. California lawmakers and regulators have also considered or implemented revisions to the FAIR Plan’s structure, coverage obligations, and permissible rate levels. Any expansion of the FAIR Plan or imposition of mandatory‑writing or market‑stabilization requirements on private insurers could reduce demand for private reinsurance or alter the mix, pricing, or risk profile of the exposures we reinsure. Legislative or regulatory initiatives that constrain insurers’ ability to obtain actuarially adequate rates in California could also reduce private‑market capacity and further encourage public‑sector or quasi‑public alternatives, thereby limiting demand for our catastrophe‑exposed products in the state. Any such measures, if adopted, could reduce market share available to private insurers and reinsurers and adversely affect our ability to price or offer catastrophe‑exposed coverage profitably.
State legislation also continues to evolve. Florida, for example, has in the past enacted laws altering the size, operations, or competitive position of Citizens Property Insurance Corporation (“Citizens”) and the Florida Hurricane Catastrophe Fund (“FHCF”) in ways that expanded their role relative to the private market. Additional legislative action in Florida or other catastrophe‑prone states could further diminish aggregate private‑market demand for our products. Because we are a significant provider of catastrophe‑exposed coverage globally and in these regions, any reduction in private‑market participation or shift toward public‑sector mechanisms could disproportionately and adversely affect our business, financial condition, and results of operations.
We are reliant on financial strength and credit ratings, and any downgrade, withdrawal of ratings, or change in outlook may have a material adverse effect on our business, prospects, financial condition and results from operations.
Independent rating agencies assess the financial strength and claims-paying ability of insurers and reinsurers based on criteria established by each agency. These criteria incorporate assessments of capital adequacy, operating performance, enterprise risk management, and other factors, many of which are influenced by general economic and market conditions outside of our control. Rating agencies may revise their criteria, methodologies, or outlooks at any time and, as a result, our ratings are subject to change at the sole discretion of the agencies. Policyholders, brokers, agents, reinsurers, investors, and other counterparties rely heavily on these ratings when evaluating the financial soundness and competitiveness of insurance and reinsurance providers, making our ratings an important factor in maintaining and growing our business.
The maintenance of an "A-" or better financial strength rating from AM Best and/or an “A3” or better financial strength rating from Moody’s is particularly important to our operating insurance and reinsurance subsidiaries in order to bind property and casualty insurance and reinsurance business in most markets. In addition, issuer credit ratings are used by existing or potential investors to assess the likelihood of repayment on a particular debt issue. Similarly, maintaining investment grade credit rating (e.g., "BBB-" or better from S&P or Fitch) is important to our ability to access the capital markets on acceptable terms. Strong credit ratings support our financial flexibility and allow us to raise or refinance debt at more favorable interest rates and covenant terms. A downgrade, withdrawal or adverse outlook change with respect to any of our credit ratings could limit our ability to access capital, increase our borrowing costs, reduce the attractiveness of our securities to investors, or result in more restrictive terms on future financing arrangements.
Rating agencies periodically review our company and our operating insurance and reinsurance subsidiaries to determine whether we continue to meet the criteria associated with our current ratings. A downgrade or withdrawal of a financial strength rating could significantly impair our ability to write new policies or renew existing policies, adversely affect broker and client confidence, and result in the loss of business opportunities. Additionally, certain of our assumed reinsurance contracts contain optional cancellation, commutation and/or funding provisions that may be triggered if AM Best and/or S&P downgrades our rating below "A-" or withdraws the ratings altogether. Depending on the nature of the downgrade and prevailing market conditions, cedents could exercise their rights under these provisions, require us to post collateral (such as letters of credit or trust funds), or seek alternative reinsurance arrangements. We cannot predict in advance how many clients would exercise these rights following a downgrade or withdrawal. However, widespread exercise of such rights could have a material adverse effect on our liquidity, financial condition, results of operations, and future business prospects.

We have significant foreign operations that expose us to certain additional risks, including foreign currency risks and legal, political and operational risks.
Through our multinational reinsurance operations, we conduct business in a variety of non-U.S. currencies, the principal exposures being the Swedish Krona, British Pound Sterling, Euro, Canadian Dollar and Australian Dollar. As a result, a significant portion of our assets, liabilities, revenues, and expenses are denominated in currencies other than the U.S. dollar and are therefore subject to foreign currency risk. Significant changes in foreign exchange rates may adversely affect our results of operations and financial condition.
Our foreign operations are also subject to legal, political and operational risks that may be greater than those present in the U.S. As a result, our operations at these foreign locations could be temporarily or permanently disrupted. Our foreign operations are also subject to legal, political and operational risks that may be greater than those present in the U.S., and our operations in these foreign locations could be temporarily or permanently disrupted.
If we do not successfully manage transitions associated with key management changes, our business, reputation and ratings could be adversely affected.
Leadership transitions — whether planned or unplanned — can create challenges that may adversely impact our business if not effectively managed. Changes in key senior management may divert leadership attention from our financial, operational and strategic objectives, disrupt the continuity of ongoing initiatives, or reduce organizational morale. Difficulty attracting, integrating, or retaining qualified senior leaders could negatively affect our ability to execute our strategic plans, maintain strong governance practices, and preserve important relationships with clients, MGAs, regulators and other business partners. Any such disruption, or the perception that we are not effectively managing leadership transitions, may be viewed negatively by rating agencies and shareholders, which could adversely affect our ratings, financial performance, and long‑term strategic positioning.
We are dependent on key executives, the loss of whom could adversely affect our business.
Our future success depends significantly extent on the leadership, industry knowledge, and execution of our strategic goals by senior management team and our senior underwriting executives. The pool of executives with the breadth of experience required in our industry remains limited, and competition for qualified leaders continues to be strong. The departure of one or more members of senior management or other key personnel could delay, disrupt or prevent the effective implementation of our business strategy and could materially and negatively impact our operations and performance.
We also maintain offices across multiple jurisdictions — including the U.S., Canada, Bermuda, the U.K., Sweden and Switzerland — some of which impose residency, licensing, or work‑authorization requirements that may affect our ability to recruit or retain personnel. For example, Bermuda law restricts non‑Bermudians from working in Bermuda without an approved work permit issued by the Bermuda Department of Immigration. If the Bermuda Department of Immigration, or any similar governing authority in jurisdictions where we operate, were to modify its policies in a way that prevents existing employees from continuing in their roles or limits our ability to hire qualified personnel, our operations could be disrupted and our financial performance could be adversely affected. We do not currently maintain key person life insurance on any member of our senior management. If a member of senior management were to die, become incapacitated, or leave the Company to pursue other opportunities, we would be solely responsible for identifying and recruiting a suitable replacement. Any delay or inability to fill such a critical role could materially and negatively impact our business and hinder the achievement of our strategic goals.
Our inability to provide collateral to certain counterparties on commercially acceptable terms as we grow could significantly and negatively affect our ability to implement our business strategy.
Certain jurisdictions do not permit insurance companies to take statutory credit for reinsurance obtained from unlicensed or non-admitted insurers unless appropriate security measures are in place. Consequently, certain clients require us to obtain letters of credit or to provide other forms of collateral, including funds withheld or trust arrangements. In connection with obtaining letter of credit facilities, we are typically required to provide customary collateral to the issuing provider to secure our obligations. Our ability to provide such collateral, and the costs at which we can do so, depends primarily on the composition and liquidity profile of our collateral assets.
Both letters of credit and collateral trust agreements are typically secured by cash or fixed-income securities and while banks may be willing to accept a broader range of assets as collateral, they may do so only on terms less favorable than those offered by reinsurers that invest solely or predominantly in fixed-income instruments. The inability to renew, maintain, or obtain letters of credit or to source eligible collateral for letters of credit or collateral trust agreements could limit the amount of reinsurance we are able to write or require us to modify our investment strategy.
We expect our collateral needs to increase as our business grows. If we are unable to renew, maintain or expand our collateral capacity, or are unable to do so on commercially acceptable terms, such constraints could significantly and negatively affect our ability to execute our business strategy and meet our reinsurance obligations.
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
In addition, under the Bermuda Companies Act 1981, as amended, SiriusPoint and SiriusPoint Bermuda, as Bermuda companies, may not declare or pay a dividend if there are reasonable grounds for believing that the relevant Bermuda company is, or would after the payment be, unable to pay its liabilities as they become due or that the realizable value of its assets would thereby be less than its liabilities.
SiriusPoint Bermuda indirectly owns SiriusPoint International Insurance Corporation, SiriusPoint America Insurance Company and other insurance and reinsurance operating companies, each of which are subject to its own jurisdiction’s capital, surplus, and dividend-distribution limitations. Regulatory changes in any of these jurisdictions, including changes to risk‑based capital requirements or minimum solvency standards, could further restrict the ability of our subsidiaries to pay dividends. As reflected in recent BMA supervisory updates, changes to Bermuda’s solvency regime have increased the statutory capital and surplus requirements for Bermuda‑based insurers, and future amendments could result in additional constraints on dividend capacity.
In addition, our ability to upstream dividends or other distributions may also be limited by factors beyond explicit regulatory constraints, including adverse financial performance at our operating subsidiaries, increased capital needs driven by business growth, volatility in underwriting or investment results, or strategic decisions to retain capital to support current or future regulatory, ratings‑agency, or business requirements. These operational or financial pressures could reduce the amount of distributable capital available to us, further constraining our ability to pay dividends or service our obligations at the holding‑company level.
Because we depend on dividends and other permissible payments from our operating subsidiaries, any regulatory or financial restriction on their ability to distribute funds to us could materially and adversely affect our liquidity, financial condition, ability to pay dividends to shareholders, and our ability to meet obligations under our outstanding indebtedness.

Inability to service our indebtedness could adversely affect our liquidity and financial condition and could potentially result in a downgrade or withdrawal of our credit ratings, any of which could adversely affect our financial condition and results of operations.
We are a holding company and, accordingly, conduct substantially all operations through our operating subsidiaries. As a result, our ability to service our debt depends on the earnings and cash flows of our operating subsidiaries and on their ability to distribute funds to us by way of dividends, distributions, loans or other payments. See “Risks Relating to Our Business—Our ability to pay dividends may be constrained by our holding company structure and certain regulatory and other factors.”
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
In addition, our right to receive assets from any of our subsidiaries upon liquidation or reorganization of such subsidiaries, and therefore the rights of the holders of our indebtedness to participate in those assets, will be structurally subordinated to the claims of that subsidiary’s creditors. Even if we were a creditor of any of our respective subsidiaries, our rights as a creditor would be subordinate to any security interest in the assets of such subsidiaries and any indebtedness of such subsidiaries senior to that held by us. Our indebtedness would also be structurally subordinated to the rights of the holders of any preferred stock or shares issued by our subsidiaries, whether currently outstanding or issued hereafter. Moreover, the rights of shareholders of SiriusPoint to receive any assets of SiriusPoint upon liquidation or reorganization of SiriusPoint would be subordinate to all of the foregoing claims.
Our indebtedness may limit cash flow available to invest in the ongoing needs of our business and may otherwise place us at a competitive disadvantage compared to our competitors.
We or our subsidiaries may incur or guarantee additional indebtedness in the future. The indentures governing the 2017 SEK Subordinated Notes and 2024 Senior Notes do not limit the amount of additional indebtedness we may incur. Our debt combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:
•    requiring us to dedicate a substantial portion of cash flow from operations to the payment of interest, principal, and other obligations, reducing funds available for working capital, business expansion, strategic initiatives, and other general corporate purposes;
•    increasing our vulnerability to adverse economic, industry, and market conditions, including the effects of changing interest rates;
•    obligating us to additional restrictive covenants that may limit our ability to take certain corporate actions, incur additional debt or raise equity financing;
•    making it more difficult for us to meet existing or future payment obligations and reducing our financial flexibility;
•    limiting our ability to plan for or respond to changes in our business and or the broader industry; and
•    placing us at a competitive disadvantage compared to competitors with lower leverage or more favorable financing alternatives.
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
At maturity, the full principal amount of our 2017 SEK Subordinated Notes and 2024 Senior Notes, together with any accrued and unpaid interest, will become due. We are required to pay interest in cash on a quarterly or semi-annual basis, as applicable.
We may not have sufficient cash or be able to obtain financing when required to make these payments, and our ability to do so may be limited by law, regulatory authority, or the terms of our indebtedness. A failure to pay interest when due, if uncured for 30 days, or to pay the principal at maturity, will constitute an event of default under the applicable indentures. Such a default could trigger cross-defaults under other debt agreements, and if repayment is accelerated, we may not have adequate funds or access to financing to satisfy these obligations.
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
•satisfy letters of credit, guarantee bond requirements, or other capital requirements that may be imposed by our clients or regulators;
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
In most of our quota share reinsurance and MGA-produced insurance business, we do not separately evaluate each of the original individual risks assumed under these reinsurance contracts. Instead, we evaluate the underwriting processes and environment at the ceding companies and MGAs that we work with to assess the risks associated with their portfolios. Therefore, we are dependent on the original underwriting decisions made by ceding companies and MGAs. We are subject to the risk that the clients may not have adequately evaluated the insured risks and that the premiums ceded may not adequately compensate us for the risks we assume. We also do not separately evaluate each of the individual claims made on the underlying insurance contracts. Therefore, we are dependent on the original claims decisions made by our cedents and MGAs. We are subject to the risk that the cedent or MGA may pay invalid claims, which could result in reinsurance losses for us.
The involvement of reinsurance brokers and MGAs subjects us to their credit risk, and the inability to obtain business provided from brokers could adversely affect our business strategy and results of operations.
We market our reinsurance worldwide primarily through reinsurance brokers. Loss of all or a substantial portion of the business provided by one or more of significant reinsurance brokers could have a material adverse effect on our business.
In line with industry practice, we often remit claims payments to reinsurance brokers and MGAs, who then forward those funds to the ceding companies. If a broker or MGA fails to transfer these amounts, we may remain liable for the payment, depending on the jurisdiction. Conversely, premiums paid by clients to reinsurance brokers or MGAs are often deemed paid to us, even if we have not actually received them. Because intermediaries generally maintain lower capital levels than the insurers and reinsurers they serve, their financial distress or failure could result in credit losses to us.

We may be unable to purchase the retrocessional coverage we need, or we may be unable to collect on such coverage, either of which could adversely affect our business, financial condition, and results of operations.
We obtain retrocession to manage concentrations of risk, but market conditions can limit the availability, credit quality or terms of such protection. Although we place retrocession with reinsurers that have strong financial strength ratings, a reinsurer’s financial condition may deteriorate, and its insolvency, refusal, or inability to pay claims would leave us fully responsible for the underlying liabilities.
At times, pricing or capacity constraints may lead us to retain more risk by purchasing less, or no, retrocession for certain exposures or regions. This increases our potential losses in the event of significant insured events and may materially affect our financial results.
We face risks arising from strategic transactions, such as acquisitions, dispositions, investments, mergers, joint ventures, or entry into new lines of business. These transactions can be significant and may negatively affect our reputation, business, financial condition, or results of operations.
Strategic transactions involve financial, accounting, tax, regulatory, integration, and operational challenges. They may also expose us to unforeseen liabilities, business disruption, retention issues, or unfavorable market conditions. Divestitures carry their own risks, including failure to achieve expected value, post‑closing claims, and distraction to ongoing operations. Acquisitions or strategic investments may underperform relative to the price paid, fail to deliver expected synergies, or result in unexpected charges.
Through these transactions, we may assume unknown or undisclosed business, operational, tax, regulatory, or compliance liabilities. Due‑diligence and indemnification protections may not fully mitigate these risks. In addition, our strategic investments are generally illiquid and subject to transfer restrictions, meaning we may be unable to sell them when desired, secure an acceptable price, or avoid substantial or total losses.
If we fail to maintain an effective system of internal controls over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
We are required to maintain effective disclosure controls and procedures and internal control over financial reporting. While these controls are designed to provide reasonable assurance, no control system can prevent all errors or fraud. All systems have inherent limitations—including the risk of human error, faulty judgment, breakdowns in operation, or circumvention through collusion or individual misconduct. Controls may also become inadequate over time due to changes in conditions or deterioration in compliance.
As a result, our internal controls may have gaps or other deficiencies. Remediation efforts can require significant resources, divert management attention, delay the filing of financial results, and expose us to litigation, regulatory penalties, or other losses. Weaknesses in process design or operating effectiveness — such as poorly designed systems or reports, ineffective oversight of outsourced processes, insufficient management review, end-user computing errors or duplicate payments — could lead to material misstatements and potentially require a restatement of our financial statements If management cannot conclude that our internal control over financial reporting is effective or if our independent registered public accounting firm cannot provide an unqualified opinion on our controls, investor confidence in our financial reporting could be undermined, negatively affecting our reputation and the market price of our shares.
We may incur losses as we execute on our strategy to develop our relationships with MGAs.
As we execute our strategy to expand and deepen our relationships with MGAs — including through selective investments, acquisitions, and the development of new or existing subsidiaries and partnerships — we may incur losses and face additional risks. While these partnerships can enhance distribution of our insurance products and services, they may also expose us to heightened cyber, technology, and emerging-asset risks (such as cryptocurrency risk), as well as increased equity exposure to early-stage MGAs that carry significant uncertainty of success.
Many MGAs in which we invest are early-stage businesses with higher operating costs, evolving business models, and greater execution risk. Our MGA investments are generally illiquid and are subject to transfer restrictions, which may prevent us from selling our interests when desired or from securing an acceptable price. As a result, we face the possibility of highly variable returns on investments, including substantial or total loss of our invested capital.

In some cases, we also provide reinsurance to our MGA partners, increasing our potential exposure to underwriting and operational performance risk. There is no assurance that we will be able to successfully incubate, scale, or generate earnings from these partnerships.
Although we conduct business, financial, and legal due diligence before pursuing MGA investments and other strategic opportunities, such diligence may not identify all material issues. Some opportunities may not be successfully executed or may require significant financial, managerial and operational resources. These factors could have a negative impact on our operating results, financial condition, and ability to achieve expected strategic benefits.
We face risks associated with delegating authority to third party MGAs to secure insurance and reinsurance policies on our behalf. If we fail to adequately oversee and manage these MGAs, we could experience unintended concentrations of risk or result significant underwriting losses, adversely affecting our business, financial condition, and operating results.
We conduct due diligence before entering into MGA arrangements, but if we fail to confirm that an MGA has sufficient underwriting expertise or regulatory understanding, or if the MGA’s business is early‑stage with limited historical data or rapidly evolving products or markets, we may incur losses, including those related to initial pricing and reserving.
Ongoing oversight is also critical. If we fail to monitor accumulation, aggregation, or concentration risks across MGAs, we could face material underwriting losses. As agents acting on our behalf, MGAs must comply with all applicable laws and regulations, including economic and trade sanctions, anti‑bribery and anti‑corruption laws, and anti‑money‑laundering requirements. Failure by an MGA to comply with these obligations could expose us to regulatory action, reputational harm, civil or criminal penalties, and potential loss of insurance licenses, any of which could materially and adversely affect our business. In addition, if MGAs do not remit premiums or other amounts owed to us on a timely basis, or if we fail to adequately monitor or enforce collection, we may experience credit‑related losses that could further adversely affect our financial condition and operating results.
Damage to our reputation could have a material adverse effect on our business, financial condition, and operating results.
Our ability to attract and retain business depends heavily on external perceptions of our level of service, trustworthiness, business practices, financial strength and other subjective factors. Negative publicity or adverse perceptions— whether based on actual or alleged conduct by us or those currently or formerly associated with us — can erode trust and confidence among clients, business partners and other stakeholders. A damaged reputation can also affect the confidence of rating agencies, regulators, shareholders, employees, and counterparties, disrupting important relationships and impairing our ability to grow or maintain our business. Any significant deterioration in our reputation could therefore have a material adverse impact on our business, financial condition and operating results.
Increasing scrutiny and evolving expectations regarding our environmental, social, and governance (“ESG”) practices may impose additional costs on us or expose us to new or heightened risks.
Stakeholders — including regulators, investors, employees, clients, and business partners — are placing greater emphasis on issues such as environmental stewardship, climate change, inclusion, racial justice, and workplace conduct. Negative publicity or perceptions that we are not adequately address these issues could damage our reputation, reduce employee engagement and retention, and affect the willingness of clients or partners to do business with us.
In addition, rating agencies and other organizations increasingly assess companies based on their ESG performance. Unfavorable ESG ratings — whether of our company or of the industries in which we operate — may influence investor sentiment, limit access to capital, or divert investment to competitors viewed as better aligned with ESG expectations.
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
Third Point Advisors LLC (“TP GP”), Third Point LLC and their respective affiliates may engage in other business ventures and investment opportunities that may not be allocated equitably among us and such other business ventures. Effective February 23, 2022, the Fourth Amended and Restated Exempted Limited Partnership Agreement (“2022 LPA”) and the Amended and Restated Investment Management Agreement (“2022 IMA”) include various protections to manage conflicts between the Company and Third Point LLC, its affiliates and other funds and accounts managed by Third Point, including in relation to allocation of investments and expenses. However, these safeguards may not be sufficient to entirely mitigate these conflicts of interest.
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
The 2022 IMA provides for the following two forms of compensation to be paid to Third Point LLC and TP GP:
•Third Point LLC is entitled to a monthly management fee equal to one twelfth of 0.50% (0.50% per annum) of the Third Point Optimized Credit portfolio (“TPOC Portfolio”), net of any expenses; and
•TP GP is entitled to performance compensation amount equal to 15% of outperformance over the benchmark in respect of each sub-account.
Upon the earlier of the termination of the 2022 IMA or end of the initial term, the final incentive fee payable to Third Point will be determined as percentage between 15% and 30% (depending on the cumulative outperformance of TPOC over the term of the IMA) to ensure that the total amount of the incentive fee actually paid reflects the incentive fee payable based on the cumulative outperformance of the TPOC Portfolio during the investment period. Third Point LLC may invest in certain securities with limited liquidity or no public market. This lack of liquidity may adversely affect the ability of Third Point LLC to execute trade orders at desired prices. To the extent that Third Point LLC invests our investable assets in securities or instruments for which market quotations or other independent pricing sources are not readily available, under the terms of the 2022 LPA the valuation of such securities and instruments for purposes of compensation to Third Point LLC will be determined by Third Point LLC in accordance with its valuation policy, whose determination, subject to audit verification, will be conclusive and binding in the absence of bad faith or manifest error. Because the investment guidelines give Third Point LLC the power to determine the value of securities with no readily discernible market value, and because the calculation of Third Point LLC’s fee is based on the value of the investment account, a conflict of interest may exist or arise.
Under the 2022 IMA, the valuation of assets comprising the TPOC Portfolio will be determined by the Company. However, if the Company and Third Point LLC have different valuations in relation to any fiscal period, the valuation shall be determined as the midpoint between the range of valuations determined by the Company and a third party valuation agent mutually agreed between the parties. Therefore, the Company has greater control over valuation of assets in the TPOC Portfolio than TP Enhanced Fund.
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
SiriusPoint’s investment portfolio is overseen in accordance with the investment policy and guidelines approved by the Investment Committee of the SiriusPoint Board of Directors. As of December 31, 2025, SiriusPoint’s investment portfolio consisted of fixed maturity investments, short-term investments, other long-term investments, including hedge funds, private equity funds, and direct investments in equity, and related party investment funds.
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
Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions, and other factors. In particular, a significant increase in interest rates could result in significant losses in the fair value of our investment portfolio. In addition, certain fixed-income securities, such as mortgage-backed and asset backed securities, carry prepayment risk or, in a rising interest rate environment, may not pre-pay as quickly as expected. Conversely, in a low interest rate environment, SiriusPoint may be forced to reinvest proceeds from investments that have matured or have been prepaid or sold at lower yields, which will reduce investment returns.
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
We have and may continue to enter into joint ventures and make strategic investments in which we share ownership and/or management with third parties. In many instances, we will not have control over governance, financial reporting, operations, legal and regulatory compliance, or other matters relating to such joint ventures or entities. As a result, we may face certain operating, financial, legal and regulatory compliance and other risks relating to these joint ventures and strategic investments, including: risks related to the financial strength of other investors; the willingness of other investors to provide adequate funding for the venture; differing goals, strategies, priorities or objectives between us and other investors; our inability to unilaterally implement actions, policies or procedures with respect to the venture that we believe are favorable; legal and regulatory compliance risks relating to actions of the joint venture, strategic investment, or other investors; the risk that the actions of other investors could damage our brand image and reputation; and the risk that we will be unable to resolve disputes with other investors. As a result, joint ventures, franchises, and other investments in which we share ownership or management with third parties subject us to risk and may contribute significantly less than anticipated to our earnings and cash flows. Therefore, our losses from or related to these investments may significantly exceed our invested capital.
Our investment strategy includes investing in newly-formed venture growth stage companies with limited or no operating history, so the risk of loss from our investments and underwriting capacity may be substantially higher than if we invested in or underwrote established businesses with proven business models and management teams. The revenues, income (or losses), and projected financial performance and valuations of venture growth stage companies can and often do fluctuate suddenly and dramatically. Our target venture growth stage companies may be geographically concentrated and are therefore highly susceptible to materially negative local, political, natural and economic events. In addition, high growth industries are generally characterized by abrupt business cycles and intense competition. Overcapacity in high growth industries, together with cyclical economic downturns and insurance industry cycles, may result in substantial decreases in the value of many venture growth stage companies and/or their ability to meet their current and projected financial performance to service our debt. Furthermore, venture growth stage companies also typically rely on venture capital and private equity investors, or initial public offerings, or sales for additional capital. To the extent that our strategic partners are unable to secure additional capital funding from us or third parties, they may be unable to fund their continued growth and development or their ongoing operations, which could have a material adverse impact on our investments in those businesses.
Risks Relating to Insurance and Other Regulations
The regulatory framework under which SiriusPoint operates and potential changes thereto could have a material adverse effect on its business.
SiriusPoint's activities are subject to extensive regulation under the laws and regulations of the U.S., the U.K., Bermuda, Sweden, and the EU and its member states and the other jurisdictions in which SiriusPoint operates.
SiriusPoint's operations in each of these jurisdictions are subject to varying degrees of regulation and supervision. The laws and regulations of the jurisdictions in which SiriusPoint's insurance and reinsurance subsidiaries are domiciled require, among other things, that these subsidiaries maintain minimum levels of statutory capital, surplus and liquidity, meet solvency standards, submit to periodic examinations of their financial condition and restrict payments of dividends, distributions and reductions of capital in certain circumstances. Statutes, regulations, and policies to which SiriusPoint's insurance and reinsurance subsidiaries are subject may also restrict the ability of these subsidiaries to write insurance and reinsurance policies, make certain investments and distribute funds.
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
SiriusPoint's insurance and reinsurance operating subsidiaries may not be able to maintain necessary licenses, permits, authorizations or accreditations in territories where SiriusPoint is currently engaged in business or obtain them in new territories, or may be able to do so only at significant cost. In addition, SiriusPoint may not be able to comply fully with, or obtain appropriate exemptions from, the wide variety of laws and regulations applicable to insurance or reinsurance companies or holding companies. In addition to insurance and financial industry regulations, SiriusPoint's activities are also subject to relevant economic and trade sanctions, anti-money laundering regulations, privacy laws, and anti-corruption laws including the U.S. Foreign Corrupt Practices Act, U.K. Bribery Act 2010, and the Bermuda Bribery Act 2016, which may increase the costs of regulatory compliance, limit or restrict SiriusPoint's ability to do business or engage in certain regulated activities, or subject SiriusPoint to the possibility of regulatory actions or proceedings.
From time to time, various laws and regulations are proposed for application to the U.S. insurance industry, some of which could adversely affect the results of reinsurers and insurers. Additionally, the NAIC has been responsible for establishing certain regulatory and corporate governance requirements, which are intended to result in a group-wide supervision focus and include the Model Insurance Holding Company System Regulatory Act and the Insurance Holding Company System Model Regulation, the Requirements for ERM Report within the Annual Holding Company Registration (i.e., Form F), the Supervisory College, the Risk Management and ORSA Model, the Corporate Governance Annual Disclosure Model and the Revisions to Annual Financial Reporting Model Regulation to expand the corporate audit function to provide reasonable assurance of the effectiveness of enterprise risk management, internal controls, and corporate governance. We are unable to predict the potential effect, if any, such legislative or regulatory developments may have on our future operations or financial condition.
In addition to the complexity of the laws and regulations themselves, the development of new laws and regulations, changes in application or interpretation of current laws and regulators, or conflict between them also increases our legal and regulatory compliance complexity. Potential changes in U.S. healthcare, insurance, and other policies and could result in substantial changes that may have a material effect on our business. SiriusPoint, its employees, or its agents acting on SiriusPoint's behalf may not be in full compliance with all applicable laws and regulations or their interpretation by the relevant authorities and, given the complex nature of the risks, it may not always be possible for SiriusPoint to ascertain compliance with such laws and regulations.

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
SiriusPoint is incorporated in Bermuda and certain of our operating companies are domiciled in Bermuda. Therefore, our exposure to potential changes in Bermuda law and regulations that may have an adverse impact on our operations, such as increased regulatory supervision or changes in regulation, could have a material adverse effect on our business. The Bermuda insurance and reinsurance regulatory framework recently has become subject to increased scrutiny in many jurisdictions, including in the U.S. and in various states within the U.S. SiriusPoint is unable to predict the impact of such scrutiny on its operations.
In addition, SiriusPoint may be impacted by changes in the political environment in Bermuda, which could make it difficult to operate in, or attract talent to, Bermuda. Bermuda is a small jurisdiction and may be disadvantaged in participating in global or cross border regulatory matters as compared with larger jurisdictions such as the U.S. or the leading E.U. countries. Bermuda, which is an overseas territory of the UK, may consider changes to its relationship with the UK in the future. A change to Bermuda's regulatory or political environment could have an adverse effect on the international reinsurance market focused there which could, in turn, have a material adverse impact on SiriusPoint.
We are subject to the risk of becoming an investment company under U.S. federal securities law.
The Investment Company Act of 1940, as amended (the “Investment Company Act”), regulates certain companies that invest in or trade securities. We rely on an exception under the Investment Company Act that is available to a company organized and regulated as a foreign insurance company which is engaged primarily and predominantly in the reinsurance of risks on insurance agreements. The law in this area is not well-developed and there is a lack of guidance as to the meaning of “primarily and predominantly” under the relevant exception under the Investment Company Act. For example, there is no standard for the amount of premiums that need be written relative to the level of a company’s capital in order to qualify for the exception. If this exception were deemed inapplicable to us, we would have to register under the Investment Company Act as an investment company, which, under the Investment Company Act, would require an order from the SEC. Our inability to obtain such an order could have a significant adverse impact on our business.
Assuming that we were permitted to register as an investment company, registered investment companies are subject to extensive, restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, our ability to raise additional debt and equity securities or issue stock options or warrants (which could impact our ability to compensate key employees), financial leverage, dividends, board of director composition, and transactions with affiliates. Accordingly, if we were required to register as an investment company, we would not be able to operate our business as it is currently conducted, nor would we be permitted to have many of the relationships that we have with our affiliated companies. Accordingly, we likely would not be permitted to engage Third Point LLC as the investment manager of our Collateral Asset Account or other investment accounts, unless we obtained the board and shareholder approvals required under the Investment Company Act. Our ability to engage in transactions with Third Point LLC or its affiliates would likely also be significantly restricted. If Third Point LLC were not our investment manager, we would potentially be required to liquidate our Collateral Asset Account and we would seek to identify and retain another investment manager with a similar investment philosophy. Pursuant to the 2022 LPA, other than in certain specified circumstances, we cannot engage another investment manager without Third Point LLC’s consent. If we could not identify or retain such an advisor, we would be required to make substantial modifications to our investment strategy. Any such changes to our investment strategy could significantly and negatively impact our investment results, financial condition and our ability to implement our business strategy.
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
We generate revenues from, among other things, providing accident and health coverage to institutions that participate in the U.S. healthcare delivery infrastructure. Legislative and regulatory developments affecting the healthcare market — including the Patient Protection and Affordable Care Act of 2010 (the "Healthcare Act") and related reforms -- have significantly altered the regulation of health insurance, reimbursement structures, cost controls, and the overall healthcare delivery environment in the U.S. Future changes, uncertainty, or new requirements under the Healthcare Act or other federal or state healthcare laws could adversely affect our accident and health business.
In addition, we may be subject to regulations, guidance, and determinations issued by regulatory authorities empowered under the Healthcare Act. Compliance with evolving healthcare‑related rules could increase operating costs or limit our ability to offer certain products, and adverse regulatory actions or changes could negatively impact our business, financial condition, and results of operations.
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
Utilization of most deferred tax assets is dependent on generating sufficient future taxable income in the appropriate jurisdiction and/or entity and in the appropriate character (e.g., capital vs ordinary). If it is determined that it is more likely than not that sufficient future taxable income will not be generated, we would be required to increase applicable valuation allowance(s). Most of our deferred tax assets are determined by reference to applicable corporate income tax rates, in particular in the Bermuda, Luxembourg, United Kingdom, and Sweden. Accordingly, in the event of new legislation that reduces any such corporate income tax rates, the carrying value of certain deferred tax assets would decrease. A material devaluation in the Company’s deferred tax assets due to either insufficient taxable income or lower corporate income tax rates would have an adverse effect on SiriusPoint's results of operations and financial condition.
Certain of our non-U.S. entities may become subject to United States federal income taxation.
We believe that our activities, as currently conducted and as contemplated, will not cause our non-U.S. entities to be treated as engaging in a United States trade or business and consequently will not cause us to be subject to current United States federal income taxation on our net income (except for specific subsidiaries due to their respective operating models). Because there are no definitive standards provided by the Code, regulations or other relevant authority as to the specific activities that constitute being engaged in the conduct of a trade or business within the U.S, and as any such determination is essentially factual in nature and must be made annually, we cannot assure you that the U.S. Internal Revenue Service (the “IRS”) will not successfully assert that we are engaged in a trade or business in the United States or, if applicable under the income tax treaty between the U.S. and Bermuda (the “Bermuda Treaty”), engaged in a trade or business in the United States through a permanent establishment, and thus are subject to current U.S federal income taxation. If one of our non-U.S. entities were deemed to be engaged in a trade or business in the U.S. (and, if applicable under the Bermuda Treaty, were deemed to be so engaged through a permanent establishment), it would become subject to U.S. federal income tax on its net income “effectively connected” (or treated as effectively connected) with the U.S. trade or business, and could be subject to the “branch profits” tax on its after tax earnings and profits that are both effectively connected with the U.S. trade or business and deemed repatriated out of the United States. Any such federal tax liability could materially and adversely affect our results of operations and financial condition.
Certain of our intra-group transactions could become subject to the U.S. Base Erosion and Anti-Abuse Minimum Tax (“BEAT”), which could have a material adverse impact on operating results and make it difficult to forecast our effective tax rate.
Introduced by the 2017 Tax Cuts and Jobs Act, BEAT is essentially an additional tax that can apply to certain otherwise deductible payments made by U.S. entities to non-U.S. affiliates (“base erosion payments”). The statutory BEAT rate was 10% through 2025. The One Big Beautiful Bill Act (“OBBBA”) was signed into law in July 2025 which permanently enacted a 10.5% rate that applies to tax years 2026 and thereafter. Consistent with accounting guidance, the Company will treat BEAT as an in-period tax charge when incurred in future periods for which no deferred taxes need to be provided.
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
A PFIC classification of the Company would subject a U.S. shareholder to tax on distributions from the Company in advance of when tax would otherwise be imposed, in which case the shareholder’s investment in the Company could be adversely affected. A U.S. shareholder may avoid some of the adverse tax consequences of owning an equity interest in a PFIC by making a qualified electing fund (“QEF”) election. Such an electing U.S. shareholder is likely to recognize income in a taxable year in amounts significantly greater than the distributions received from the Company, if any. In the event we are classified as a PFIC in the future, we strongly encourage our shareholders to consult with their own tax advisors with regard to any available tax elections.
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
Based on our assets, income, applicable financial statements and activities, including those of our domestic and certain foreign subsidiaries that are tested to be classified as Qualifying Insurance Corporations (“QICs”), we do not expect that we will be treated as a PFIC in 2025. However, this conclusion is not free from doubt and the IRS could take a contrary position.
If we were treated as a controlled foreign corporation (“CFC”) with respect to a U.S. shareholder or we were subject to the rules for related person insurance income (“RPII”), certain U.S. shareholders (including tax-exempts) could become subject to adverse tax consequences.
A CFC for U.S. federal income tax purposes is any foreign corporation if, on any day of the taxable year, 10% U.S. Shareholders (as defined under the Internal Revenue Code) directly or indirectly own more than 50% (25% in the case of certain insurance companies) of the total combined voting power of all classes of that corporation's voting shares, or more than 50% (25% in the case of certain insurance companies) of the total value of all the corporation's shares. If we were a CFC, each 10% U.S. shareholder must annually include in its income its pro rata share of our "subpart F income," and the "net controlled foreign corporation tested income" (“NCTI”) tax even if no distributions are made.
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
In response to, and in alignment with, the GloBE Rules, the government of Bermuda enacted the CIT Act on December 27, 2023. The Bermuda CIT generally imposes a 15% corporate income tax on certain Bermudian entities that are part of large multinational groups effective from January 1, 2025. Several of our entities are in scope of the Bermuda CIT.
We have incurred increased taxes and/or tax reporting obligations due to the Bermuda CIT and the GloBE Rules. Also, these new tax laws and related reporting obligations have increased the complexity and costs associated with our global tax compliance.
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
As of December 31, 2025, approximately 20 million common shares were reserved for issuance under our current share incentive plans and in connection with restricted share award agreements entered into between us and certain of our employees and directors. In addition, as of December 31, 2025, there were share options outstanding for approximately 2 million common shares. We have registered on a Form S-8 registration statement these shares and all common shares that we may in future issue under our equity compensation plans. As a result, these shares can be freely sold in the public market upon issuance, subject to certain limitations applicable to affiliates.
In the future, we may issue additional common shares or other equity or debt securities convertible into common shares in connection with a financing, acquisition, litigation settlement, compensation arrangement or otherwise. Any of these issuances could result in substantial dilution to our existing shareholders and could cause the trading price of our common shares to decline.
Limited or changing analysts coverage could adversely affect our share price.
The market for our common stock relies in part on research analysts who publish reports about our business, financial performance, and industry. If one or more analysts cease coverage of us, reduce the frequency or depth of their reports, or publish negative or inaccurate commentary, our stock price and trading volume could decline. Analyst coverage is outside our control. Reduced visibility in the investment community may limit investor awareness of our company, decrease demand for our shares, and contribute to increased volatility. In addition, if analyst estimates differ from our actual results, or if we fail to meet published expectations, our stock price could be adversely affected even if our underlying business performance remains consistent.

If the ownership of our common shares continues to be concentrated, it could prevent shareholders from influencing significant corporate decisions.
As of December 31, 2025, The Vanguard Group, Inc., Daniel S. Loeb and affiliates associated with Mr. Loeb (collectively, the “Loeb Entities”), Wellington Management Company, LLP and BlackRock, Inc. beneficially own approximately 10.1%, 9.5%, 9.1% and 8.8% of our issued and outstanding common shares, respectively. As a result of the concentration of ownership, The Vanguard Group, Inc., the Loeb Entities, Wellington Management Company, LLP and BlackRock, Inc. could exercise influence over matters requiring shareholder approval, including approval of significant corporate transactions, which may reduce the market price of our common shares.
We do not intend to pay dividends on our common shares and, consequently, shareholders’ ability to achieve a return on their investment will depend on appreciation in the price of our common shares.
We do not intend to declare and pay dividends on our share capital for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, shareholders are not likely to receive any dividends on common shares for the foreseeable future and the success of an investment in our common shares will depend upon any future appreciation in their value. Our common shares may not appreciate in value and may not even maintain the price at which our shareholders have purchased their shares. The interests of the shareholders specified above may conflict with the interests of our other shareholders.
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
Holders of our shares may have difficulty effecting service of process on us or enforcing judgments against us in the U.S.
We are incorporated pursuant to the laws of Bermuda and our business is based in Bermuda. In addition, certain of our directors and officers reside outside the U.S., and all or a substantial portion of our assets are located in jurisdictions outside the U.S. As such, we have been advised that there is doubt as to whether:
•a holder of our shares would be able to enforce, in the courts of Bermuda, judgments of U.S. courts against persons who reside in Bermuda based upon the civil liability provisions of the U.S. federal securities laws;
•a holder of our shares would be able to enforce, in the courts of Bermuda, judgments of U.S. courts based upon the civil liability provisions of the U.S. federal securities laws;
•a holder of our shares would be able to bring an original action in the Bermuda courts to enforce liabilities against us or our directors and officers who reside outside the U.S. based solely upon U.S. federal securities laws.
Further, we have been advised that there is no treaty in effect between the U.S. and Bermuda providing for the enforcement of judgments of U.S. courts, and there are grounds upon which Bermuda courts may not enforce judgments of U.S. courts. Because judgments of U.S. courts are not automatically enforceable in Bermuda, it may be difficult for you to recover against us based upon such judgments.
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
Shareholders’ Suits: The rights of shareholders under Bermuda law are not as extensive as the rights of shareholders in many U.S. jurisdictions. Class actions and derivative actions are generally not available to shareholders under the laws of Bermuda. However, the Bermuda courts ordinarily would be expected to follow English case law precedent, which would permit a shareholder to commence an action in the name of the company to remedy a wrong done to the company where an act is alleged to be beyond the corporate power of the company, is illegal or would result in the violation of our memorandum of association or Bye-laws. Furthermore, a court would consider acts that are alleged to constitute a fraud against the minority shareholders or where an act requires the approval of a greater percentage of our shareholders than actually approved it. The winning party in such an action generally would be able to recover a portion of attorneys’ fees incurred in connection with such action. Our Bye-laws provide that shareholders waive all claims or rights of action that they might have, individually or in the right of the company, against any director or officer for any act or failure to act in the performance of such director’s or officer’s duties, except with respect to any fraud or dishonesty of such director or officer. Class actions and derivative actions generally are available to shareholders under Delaware law for, among other things, breach of fiduciary duty, corporate waste and actions not taken in accordance with applicable law. In such actions, the court has discretion to permit the winning party to recover attorneys’ fees incurred in connection with such action.
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
In general, and except as provided under our Bye-Laws and as described below, the common shareholders have one vote for each common share held by them and are entitled to vote, on a non-cumulative basis, at all meetings of shareholders. However, if, and so long as, the shares of a shareholder are treated as “controlled shares” (as determined pursuant to sections 957 and 958 of the Code of any U.S. person that owns shares directly or indirectly through non-U.S. entities) and such controlled shares constitute 9.5% or more of the votes conferred by our issued shares, the voting rights with respect to the controlled shares owned by such U.S. person will be limited, in the aggregate, to a voting power of less than 9.5%, under a formula specified in our Bye-Laws. The formula is applied repeatedly until the voting power of all 9.5% U.S. shareholders has been reduced to less than 9.5%. In addition, our Board of Directors may limit a shareholder’s voting rights when it deems it appropriate to do so to (i) avoid the existence of any 9.5% U.S. shareholder; and (ii) avoid certain material adverse tax, legal or regulatory consequences to us, any of our subsidiaries or any direct or indirect shareholder or its affiliates. “Controlled shares” include, among other things, all shares that a U.S. person is deemed to own directly, indirectly or constructively (within the meaning of section 958 of the Code). The amount of any reduction of votes that occurs by operation of the above limitations will generally be reallocated proportionately among our other shareholders whose shares were not “controlled shares” of the 9.5% U.S. shareholder so long as such reallocation does not cause any person to become a 9.5% U.S. shareholder.
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
•any announcement by us or our competitors of a significant contract, acquisition, strategic transaction or expansion into a new line of business; any future sales of our common shares or other securities; and
•additions or departures of key personnel.
The stock markets have experienced volatility in recent years that has been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common shares. In the past, following periods of volatility in the market price of a company's securities, class action litigation has often been instituted against such company. Any litigation of this type brought against us could result in substantial costs and a diversion of management's attention and resources, which would harm our business, operating results, and financial condition.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
The Company is subject to several cybersecurity and data privacy laws and regulations promulgated by the BMA, NYDFS, FCA, PRA, and SFSA. The Company’s risk management program is designed to support compliance with these laws and regulations.
The Board is responsible for overseeing the Company’s risk management program and cybersecurity is a critical element of this program. Management is responsible for the day-to-day administration of the Company’s risk management program and its cybersecurity policies, processes, and practices. The Company’s cybersecurity policies, standards, processes, and practices are based on the framework established by the National Institute of Standards and Technology Cybersecurity Framework (CSF) and are integrated into the Company’s overall risk management system and processes.
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
•Incident Response and Recovery Planning: The Company’s program includes controls and procedures to properly identify, classify and escalate certain cybersecurity incidents to provide management visibility, as well as to assess the requirement to disclose and report material incidents in a timely manner. The Company has established and maintains comprehensive incident response and disaster recovery plans designed to address the Company’s response to a cybersecurity incident. The Company conducts periodic tabletop exercises to test these plans and ensure personnel are familiar with their roles in a response scenario.

•Third-Party Risk Management: The Company maintains a risk-based approach to identifying and overseeing material cybersecurity threats presented by third parties that could adversely impact our business in the event of a material cybersecurity incident affecting those third-party systems.
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
Material Effects of Cybersecurity Incidents
Risks as a result of any known cybersecurity threats and incidents have not materially affected and are not reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.
Item 2. Properties
The Company leases office space in Pembroke, Bermuda where the Company’s principal executive office is located. Additionally, the Company leases office space throughout the United States, United Kingdom and Europe. We renew and enter into new leases in the ordinary course of business. We believe that our office space is sufficient for us to conduct our operations for the foreseeable future. For further discussion of our leasing commitments at December 31, 2025, refer to Note 21 “Commitments and contingencies” in our audited consolidated financial statements included elsewhere in this Annual Report.

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
Our common shares are listed on the NYSE under the symbol “SPNT”. On February 19, 2026, the latest practicable date, there were 257 holders of record of our common shares. This number does not include shareholders for whom our shares were held in “street” name.
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
Performance
The following graph compares the cumulative total shareholder return on our common shares as compared to the cumulative total return of (1) S&P 500 Composite Stock Index (“S&P 500”) and (2) the Dow Jones Property & Casualty Insurance Index (“Dow Jones P&C”) for the five year period commencing December 31, 2020 through to December 31, 2025. The share price performance presented below is not necessarily indicative of future results.

	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025
tSPNT	$100.00	$85.40	$61.97	$121.85	$172.16	$229.94
■S&P 500	$100.00	$126.89	$102.22	$126.99	$156.59	$182.25
▲Dow Jones P&C	$100.00	$119.04	$134.62	$150.56	$197.87	$213.27
1.The above graph assumes that the value of the investment was $100 on December 31, 2020.
2.This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933 or the Securities and Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
Issuer Purchases of Equity Securities
During the year ended December 31, 2025, the Company repurchased 500,000 of its common shares from Daniel S. Loeb at the public offering price of $14.00 per share. During the year ended December 31, 2024 the Company repurchased 54,798,437 of its common shares from CM Bermuda for $776.5 million, including $483.0 million paid at the closing of the transaction on February 27, 2025. The share repurchase was accounted for during the year ended December 31, 2024 in accordance with U.S. GAAP. For further details on the repurchase from CM Bermuda, see Note 3 “Significant transactions” in our audited consolidated financial statements included elsewhere in this Annual Report. During the year ended December 31, 2023, the Company did not repurchase any of its common shares. Common shares repurchased by the Company during the period were retired.
As of December 31, 2025, after including the repurchase during the year ended December 31, 2025 stated above, a maximum value of approximately $174.3 million of common shares may yet be purchased under the share repurchase programs previously authorized on May 4, 2016, February 28, 2018 and July 31, 2024. The share repurchase program does not have an expiration date.
Item 6. [Reserved]
Not applicable.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“Annual Report”).
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
For discussion of our results of operations and changes in financial condition for the year ended December 31, 2024 compared to the year ended December 31, 2023 refer to Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, for the year ended December 31. 2024, which was filed with the SEC on February 21, 2025.
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
We aim to drive excellence as a best-in-class underwriter, with a diverse and low-volatility portfolio of specialty lines. We seek to apply our underwriting talent, capabilities and management expertise to underwrite a profitable book of business and identify new opportunities to create value. Our approach is to be nimble and attuned to market opportunities within our segments of Insurance & Services and Reinsurance, allocating capital where we see profitable opportunity, while remaining disciplined and focused on our specified risk tolerances and areas of expertise.
Distribution relationships are particularly important to us. A majority of our premium is produced via MGAs, including both our consolidated MGAs and non-consolidated MGAs. We seek to create capacity partnerships with MGAs that have high integrity and transparent leaders, and teams with deep underwriting expertise and track records of success, and no longer take capital positions in those business partners. Our partnerships are focused on underwriting in concentrated, niche businesses that often offer new exposure to our portfolio, while we provide guidance and oversight. We launched 16 new strategic partnerships with various program administrators during 2025, which underwrite across many business lines, including, but not limited to, Casualty, Property, A&H, and Other Specialties.
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
Reinsurance Segment
In our Reinsurance segment, we provide reinsurance products to insurance and reinsurance companies, government entities, and other risk bearing vehicles. We participate in the reinsurance market with a global focus through the broker market distribution channel. We primarily write treaty reinsurance, on both a proportional and excess of loss basis, and provide facultative reinsurance in some of our business lines. In the United States and Bermuda, our core focus is on distribution, risk and clients located in North America while our international operation is focused primarily on distribution, risks and clients located in Europe. The Reinsurance segment predominantly underwrites Casualty, Property and Other Specialties lines of business.
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
Recent Developments & Business Outlook
Sale and Deconsolidation of Armada
On September 29, 2025, we entered into an agreement to sell our wholly owned subsidiary, Armada, to Ambac Financial Group Inc., an unrelated party, for $250 million. The transaction closed on October 31, 2025. We will continue our underwriting capacity partnership with Armada until the end of 2030.
Effective November 1, 2025, we deconsolidated Armada when the transaction closed following the satisfaction of customary closing conditions. Accordingly, we deconsolidated and removed the carrying value of Armada’s assets of $36.4 million and liabilities of $22.6 million from our consolidated balance sheet as of December 31, 2025, and recognized a gain of $222.4 million in our consolidated income statement for the year ended December 31, 2025.
Sale of Arcadian
On October 3, 2025, we entered into an agreement to sell our 49% equity stake in Arcadian to Lee Equity Partners for total consideration of $140.4 million, inclusive of a pre-close dividend. We also renewed and extended our capacity agreement with Arcadian until the end of 2031. On January 30, 2026, the transaction closed following the satisfaction of customary closing conditions. In the first quarter of 2026, we will recognize a pre-tax gain of approximately $25.0 million.
Acquisition of Assist America
On December 31, 2025, we, through our wholly owned subsidiaries, entered into an agreement to acquire Assist America, a leading provider of global emergency travel assistance services. Assist America primarily sells its services to insurance companies as part of their corporate benefit plan products. It provides reliable global emergency assistance to over 40 million members across Asia, the Middle East and North America. The acquisition will significantly bolster our third-party medical and travel assistance revenue, increase scale in the U.S., and expand our coverage to Asia and the Middle East.
The total deal consideration is estimated as $42.5 million, which comprises cash and other contingent value components, and the estimated identifiable net assets acquired were $22.8 million. Pursuant to the agreement, our control of Assist America is effective as of January 1, 2026. As such, we will consolidate Assist America in our consolidated financial statements in the first quarter of 2026.
Redemption of Series B Preference Shares
On January 29, 2026, we announced that we will redeem all 8,000,000 of our issued and outstanding 8.0% Series B preference shares on February 26, 2026 (the “Redemption Date”). The redemption price payable on the Redemption Date is $25.00 per share, plus $0.49, which reflects unpaid, accrued cumulative dividends, to, but excluding, the Redemption Date, without interest (the “Redemption Price”). Following the redemption, no Series B preference shares will remain outstanding and all rights with respect to such Series B preference shares will cease and terminate, except for the right to receive the Redemption Price. Upon completion of the redemption, we intend to delist the Series B preference shares from the New York Stock Exchange and deregister the Series B preference shares under the Securities Exchange Act of 1934.
The redemption will help to simplify and optimize our capital structure and financial leverage, while also eliminating the cost of capital and related cash servicing associated with the Series B preference shares. After the redemption, our capital position will remain at or above operating target levels.
Acquisition of World Nomads
On February 12, 2026, Sirius International UK Holdings II Ltd (“SIUK II”), a subsidiary of our Company, entered into a purchase agreement with nib Travel Pty Ltd., an Australian proprietary limited company (“nib”), in which SIUK II or its subsidiaries will purchase equity interests and assets comprising the World Nomads travel insurance business currently operated by nib (collectively, “World Nomads”). An initial closing on the majority of the World Nomads business is expected to occur in the second or third quarter of 2026, and a final closing is expected to occur in the second half of 2027, subject to receipt of regulatory approvals and satisfaction of other customary closing conditions.
Current Outlook
Insurance & Services
The majority of insurance lines we underwrite continue to show rate improvement, albeit reduced rates of increase. Although some lines, such as property, directors & officers, and select sectors of marine, energy, and credit are experiencing rate declines, we believe rate is still outpacing loss cost in many lines of business. Though pricing in global insurance markets is generally softening with rates coming off their peaks in most products, select lines are experiencing significant rate increases, such as commercial auto, where significant rate increases continue due to continued poor industry loss experience, further exacerbated by the impacts of social inflation, as well as aviation, which is seeing significant rate increases from the recent frequency of severe global aviation losses. We continue to see strong growth in the program business, from growth of existing MGAs and the addition of new MGAs, largely in North America and the U.K, in casualty, property and both short and long tail specialty lines. This momentum is partially driven by continued growth in the program sector from underwriting talent migration from insurance carriers to MGAs, as well as the continued shift of business from the admitted market to the E&S market. In addition, we are benefiting from MGAs seeking carrier partners with limited channel conflict, meaningful levels of capitalization and appetite for risk retention, and a focus on distribution via the program space.
Reinsurance
Reinsurance markets are generally experiencing a declining rate environment, due in part to over-supply and recent strong financial performance across the sector. Property catastrophe reinsurance is experiencing significant risk-adjusted rate decreases globally, while US casualty has remained more stable. Specialty lines are generally experiencing rate decreases, except for aviation due to recent frequency of severe global aviation losses.
Business Outlook
We aim to be a top performing underwriter, with a portfolio of specialty lines, that targets a 12-15% return on equity across the pricing cycle and a business mix intended to produce a lower volatility of results. We strive to maintain relentless focus on underwriting and a disciplined approach to strategic capital deployment. Our business benefits from a global multi-channel distribution network, providing dynamic opportunities for profitable growth. Our business model is diversified as we continue to benefit from three sources of earnings; (i) underwriting results where we bear insurance risk; (ii) services fee income from MGAs we consolidate; and (iii) investment results.

Key Performance Indicators
We believe that the following key financial indicators are the most important in evaluating our performance as of and for the years ended December 31, 2025 and 2024:

	2025	2024
	($ in millions, except for per share data and ratios)
Combined ratio	88.3%	88.3%
Core combined ratio (1)	91.7%	91.0%
Core underwriting income ⁽¹⁾	$214.3	$200.0
Core net services income ⁽¹⁾	$41.9	$44.6
Return on average common shareholders’ equity attributable to SiriusPoint common shareholders	22.1%	9.1%
Book value per common share	$19.40	$14.92
Book value per diluted common share	$18.61	$14.60
Tangible book value per diluted common share (1)	$17.62	$13.42
(1)    Core combined ratio, Core underwriting income, and Core net services income are non-GAAP financial measures. See definitions in “Non-GAAP Financial Measures” and reconciliations in “Segment Results” below and Note 4 “Segment reporting” in our audited consolidated financial statements included elsewhere in this Annual Report. Tangible book value per diluted common share is a non-GAAP financial measure. See definition and reconciliation in “Non-GAAP Financial Measures”.
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
Return on average common shareholders’ equity attributable to SiriusPoint common shareholders for the years ended December 31, 2025 and 2024 was calculated as follows:

	2025	2024
	($ in millions)
Net income available to SiriusPoint common shareholders	$443.6	$183.9
Common shareholders’ equity attributable to SiriusPoint common shareholders - beginning of period	1,737.4	2,313.9
Common shareholders’ equity attributable to SiriusPoint common shareholders - end of period	2,269.8	1,737.4
Average common shareholders’ equity attributable to SiriusPoint common shareholders	$2,003.6	$2,025.7
Return on average common shareholders’ equity attributable to SiriusPoint common shareholders	22.1%	9.1%
The increase in return on average common shareholders’ equity attributable to SiriusPoint common shareholders for the year ended December 31, 2025 compared to the year ended December 31, 2024 was driven by higher net income during the year ended December 31, 2025, which included a gain of $222.4 million from the sale of Armada, as well as higher underwriting and investment income. The year ended December 31, 2024 also included nonrecurring costs associated with the settlement of the Series A Preference Shares and Merger Warrants.
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

As of December 31, 2025, book value per common share was $19.40, representing an increase of $4.48 per share, or 30.0%, from $14.92 as of December 31, 2024. As of December 31, 2025, book value per diluted common share was $18.61, representing an increase of $4.01 per share, or 27.5%, from $14.60 as of December 31, 2024. As of December 31, 2025, tangible book value per diluted common share was $17.62, representing an increase of $4.20 per share, or 31.3%, from $13.42 as of December 31, 2024. The increases reflect continued positive underwriting and investment results, as well as the gain from the sale of Armada, during the year ended December 31, 2025.
Consolidated Results of Operations — Years ended December 31, 2025 and 2024
The following table sets forth the key items discussed in the consolidated results of operations section, which includes the results from the Company’s reportable segments and Corporate, and the year over year changes, for the years ended December 31, 2025 and 2024:

	2025	2024	Change
	($ in millions)
Total underwriting income	$302.8	$276.4	$26.4
Net investment income and net realized and unrealized investment losses	271.9	224.6	47.3
Other revenues	339.4	184.2	155.2
Loss on settlement and change in fair value of liability-classified capital instruments	—	(148.5)	148.5
Net corporate and other expenses	(257.0)	(232.1)	(24.9)
Intangible asset amortization	(10.9)	(11.9)	1.0
Interest expense	(79.7)	(69.6)	(10.1)
Foreign exchange gains (losses)	(25.2)	10.0	(35.2)
Income tax expense	(81.2)	(30.7)	(50.5)
Net income	$460.1	$202.4	$257.7
The key changes in our consolidated results for the year ended December 31, 2025 compared to the prior year are discussed below.
Underwriting results
The improvement in net underwriting income for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily driven by premium growth combined with an improvement in attritional loss ratio, partially offset by decreased favorable prior year loss reserve development and increased catastrophe losses.

Investments
Investment Portfolio
The following table presents the carrying value of our total investments, cash and cash equivalents and restricted cash and cash equivalents as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024	Change
	($ in millions)
Debt securities, available for sale	$5,168.6	$5,131.0	$37.6
Debt securities, trading	90.3	162.2	(71.9)
Total debt securities (1)	5,258.9	5,293.2	(34.3)
Short-term investments	28.3	95.8	(67.5)
Other long-term investments	315.1	316.5	(1.4)
Total investments	5,602.3	5,705.5	(103.2)
Cash and cash equivalents	731.2	682.0	49.2
Restricted cash and cash equivalents (2)	171.2	212.6	(41.4)
Total invested assets and cash	$6,504.7	$6,600.1	$(95.4)
(1)Includes $652.8 million of investments in the Third Point Optimized Credit portfolio (“TPOC Portfolio”) as of December 31, 2025 (December 31, 2024 - $595.8 million).
(2)Primarily consists of cash and fixed income securities such as U.S. Treasuries, money markets funds, and sovereign debt, securing our contractual obligations under certain (re)insurance contracts that will not be released from until the underlying risks have expired or have been settled.
The decrease in total invested assets and cash as of December 31, 2025 was primarily driven by the use of $483.0 million of investments to fund a share repurchase from CM Bermuda Limited (“CM Bermuda”) under a securities purchase agreement entered into in December 2024, partially offset by the receipt of funds from the sale of Armada of $224.9 million, as well as a $60.1 million gain on the AFS portfolio, primarily driven by changes in the Federal Reserve’s monetary policies, and reinvestment of cash generated from investment income and underwriting operations.
The duration of our fixed income portfolio, excluding cash and cash equivalents, is 3.2 years (December 31, 2024 - 3.1 years). The duration remained consistent from the comparative period due to our efforts to match our asset duration with economic liabilities in the current interest rate environment. The average credit rating of our investment portfolio is “AA-” as of December 31, 2025 (December 31, 2024 - “AA-”) with no defaults in the investment portfolio.
The following table provides a breakdown of structured products between investment and non-investment grade securities as of December 31, 2025 and 2024. These are fixed income investments which are included in debt securities in the table above.

Refer to Note 7 “Investments” in our audited consolidated financial statements included elsewhere in this Annual Report for further discussion of these securities.

	December 31, 2025		December 31, 2024
	Investment Grade (1)	Non-investment Grade (2)	Investment Grade (1)	Non-investment Grade (2)
	($ in millions)		($ in millions)
Asset-backed securities	$583.5	$18.9	$719.4	$33.7
Collateralized loan obligations	324.6	—	447.5	2.2
Total asset-backed securities	908.1	18.9	1,166.9	35.9
Agency residential mortgage-backed securities	799.2	—	852.2	—
Non-agency residential mortgage-backed securities	186.7	22.2	159.1	11.2
Total residential mortgage-backed securities	985.9	22.2	1,011.3	11.2
Agency commercial mortgage-backed securities	48.1	—	48.6	—
Non-agency commercial mortgage-backed securities	215.2	0.5	226.8	0.9
Total commercial mortgage-backed securities	263.3	0.5	275.4	0.9
Total mortgage-backed securities	1,249.2	22.7	1,286.7	12.1
Total asset and mortgage-backed securities	$2,157.3	$41.6	$2,453.6	$48.0
(1)Investment grade securities are considered rated BBB or higher.
(2)Non-investment grade securities are considered rated below BBB.
Investment Results
The following is a summary of the results from investments and cash for the years ended December 31, 2025 and 2024:

	2025	2024
	($ in millions)
Gross investment income	$294.2	$333.5
Change in fair value of non-AFS designated investments (1)	20.2	(55.7)
Net realized investment losses	(23.1)	(23.3)
Investment results	291.3	254.5
Investment expenses	(19.4)	(29.9)
Net investment income and net realized and unrealized investment losses	$271.9	$224.6
(1)Non-AFS designated investments include short-term investments, other long-term investments, and debt securities, trading.
The following is a summary of the results from investments by investment classification for the years ended December 31, 2025 and 2024:

	2025	2024
	($ in millions)
Debt securities, available for sale	$253.5	$270.5
Debt securities, trading	9.5	9.2
Short-term investments	1.6	10.0
Other long-term investments	(4.3)	(62.5)
Derivative instruments	(0.2)	(2.0)
Net investment income and realized and unrealized investment gains (losses) before other investment expenses and investment income (loss) on cash and cash equivalents	260.1	225.2
Investment expenses	(19.4)	(29.9)
Net investment income on cash and cash equivalents	31.2	29.3
Net investment income and net realized and unrealized investment losses	$271.9	$224.6

Net investment income and net realized and unrealized investment losses for the year ended December 31, 2025 increased compared to the year ended December 31, 2024 primarily driven by losses on Other long-term investments in 2024 of $66.3 million resulting from recurring valuations of our portfolio. This was partially offset by a decrease in income from our debt securities and short-term investments to $264.6 million for the year ended December 31, 2025 compared to $289.7 million for the year ended December 31, 2024 due to the smaller asset base subsequent to the capital transactions executed in the second half of 2024 and the first quarter of 2025.
Refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” for a discussion of certain risks and factors that could adversely impact our investments results.
Other Revenues
For the year ended December 31, 2025 Other revenues primarily consisted of a gain of $222.4 million from the sale of Armada and $107.4 million of service fee revenue from MGAs, compared to a gain of $95.9 million from the deconsolidation of Arcadian and $90.1 million of service fee revenue from MGAs, for the year ended December 31, 2024. The increase in service fee revenue for the year ended December 31, 2025 compared to the year ended December 31, 2024 is primarily driven by increases in IMG’s travel insurance business, partially offset by the deconsolidation of Arcadian and Armada.
Loss on Settlement and Change in Fair Value of Liability Classified Instruments
For the year ended December 31, 2025 we did not incur a loss on settlement and change in fair value of liability classified instruments as all instruments were previously settled or exercised. For the year ended December 31, 2024, our loss on settlement and change in fair value of liability classified instruments of $148.5 million was driven by the losses from settlements with CM Bermuda, including $90.7 million from the settlement of the Series A Preference Shares and $25.9 million from the settlement of the Merger Warrants.
Net Corporate and Other Expenses
Net corporate and other expenses include costs associated with operating as a publicly-traded company and non-underwriting activities, including service fee expenses from our MGA subsidiaries and current expected credit losses (“CECL”) from our insurance and reinsurance balances receivable and loss and loss adjustment expenses recoverable.
The increase in net corporate and other expenses for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily driven by increases in expenses associated with strategic transactions and projects, as well as an increase in service expenses.
Service fee expense increased to $182.6 million for the year ended December 31, 2025, compared to $176.2 million for the year ended December 31, 2024, primarily driven by increases in expenses related to IMG, slightly offset by decreases from the deconsolidation of Arcadian and Armada.
Amortization of Intangible Assets
Amortization of intangible assets for the year ended December 31, 2025 was $10.9 million (2024 - $11.9 million). The changes in amortization are due to the use of amortization patterns which are based on the period over which they are expected to generate future net cash inflows from the use of the underlying intangible assets.
Interest Expense
Interest expense and finance costs are related to interest due on our senior and subordinated notes, as well as interest associated with certain reinsurance contracts.
Interest expense for the year ended December 31, 2025 was $79.7 million, including $47.9 million associated with debt obligations and $30.7 million of funds withheld interest from loss portfolio transfers, compared to $69.6 million for the year ended December 31, 2024, including $48.1 million associated with debt obligations and $29.5 million of funds withheld interest from loss portfolio transfers, which was partially offset by a gain on the commutation of a deposit accounted contract.
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
The foreign exchange losses of $25.2 million for the year ended December 31, 2025 were primarily driven by the impact of certain foreign exchange exposures related to our underwriting activities, partially offset by the impact of our currency hedges.
The foreign exchange gains of $10.0 million for the year ended December 31, 2024 were primarily due to the impact of certain foreign exchange exposures related to our underwriting activities, partially offset by the impact of our currency hedges.
Additional foreign currency gains (losses) were recorded as part of the investments results. This includes changes in the value of available-for-sale investments held in foreign currencies which are reflected as an increase or decrease to shareholder’s equity and are not included net income. See Note 8 “Total net investment income and net realized and unrealized investment losses” in our audited consolidated financial statements included elsewhere in this Annual Report for additional information.
On an aggregate basis including foreign currency gains (losses) from investments, the effects of foreign exchange resulted in a decrease to net income of $25.1 million and comprehensive income of $22.5 million for the year ended December 31, 2025. The effects of foreign exchange are consistent with the recent market fluctuations with a weakening U.S. Dollar offset by our economic currency hedging strategy.
Income Tax Expense
Income tax expense is $81.2 million for the year ended December 31, 2025, compared to $30.7 million for the year ended December 31, 2024, primarily driven by increases in income in taxable jurisdictions, as well as the taxable gain on the sale of Armada.
In January 2025, the OECD released administrative guidance including new provisions that are relevant to the GMT calculation taking into account the ETA component of the Bermudian DTA. If this guidance is enacted into legislation by participating OECD member countries, this ETA component generally will be disregarded solely for GMT calculation purposes starting in 2027. The OECD guidance does not directly impact Bermuda CIT law or, in turn, our existing Bermudian DTA. It is possible in the future that the Bermudian government could enact new tax provisions or issue new tax guidance in reaction to the OECD guidance, which could have financial statement effects to us.
Segment Results — Years ended December 31, 2025 and 2024
The determination of our reportable segments is based on the manner in which management monitors the performance of our operations. We classify our business into two reportable segments - Insurance & Services and Reinsurance. Collectively, the sum of these two segments constitutes “Core” results. Core underwriting income, Core net services income, Core income and Core combined ratio are non-GAAP financial measures. We believe it is useful to review Core results as it better reflects how management views the business and reflects our decision to exit the runoff business. The sum of Core results and Corporate results are equal to the consolidated results of operations.
Corporate results include all runoff business, which represents certain classes of business and products that we no longer actively underwrite, including the effect of the restructuring of the underwriting platform announced in 2022 (the “Restructuring Plan”). Corporate results include asbestos and environmental and other latent liability exposures on a gross basis, which have mostly been ceded, as well as specific workers’ compensation and cyber programs which we no longer write.

The following tables set forth the operating segment results, and the year over year changes, for the years ended December 31, 2025 and 2024:

	2025
	Insurance & Services	Reinsurance	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
	($ in millions)
Gross written premium	$2,313.5	$1,375.0	$3,688.5	$—	$17.1	$—	$3,705.6
Net written premium	1,650.2	1,127.4	2,777.6	—	(4.8)	—	2,772.8
Net earned premium	1,481.6	1,109.9	2,591.5	—	2.3	—	2,593.8
Loss and loss adjustment expenses incurred, net	874.9	656.2	1,531.1	(7.2)	(4.4)	—	1,519.5
Acquisition costs, net	396.6	277.9	674.5	(109.7)	18.8	—	583.6
Other underwriting expenses	86.3	85.3	171.6	—	16.3	—	187.9
Underwriting income (loss)	123.8	90.5	214.3	116.9	(28.4)	—	302.8
Services revenues	224.4	—	224.4	(117.0)	—	(107.4)	—
Services expenses	182.6	—	182.6	—	—	(182.6)	—
Net services fee income	41.8	—	41.8	(117.0)	—	75.2	—
Services noncontrolling loss	0.1	—	0.1	—	—	(0.1)	—
Net services income	41.9	—	41.9	(117.0)	—	75.1	—
Segment income (loss)	$165.7	$90.5	$256.2	$(0.1)	$(28.4)	$75.1	$302.8

Attritional losses	$899.7	$629.2	$1,528.9	$(7.2)	$(2.8)	$—	$1,518.9
Catastrophe losses	7.3	67.1	74.4	—	—	—	74.4
Prior year loss reserve development	(32.1)	(40.1)	(72.2)	—	(1.6)	—	(73.8)
Loss and loss adjustment expenses incurred, net	$874.9	$656.2	$1,531.1	$(7.2)	$(4.4)	$—	$1,519.5

Underwriting Ratios: (1)
Attritional loss ratio	60.8%	56.7%	59.0%				58.5%
Catastrophe loss ratio	0.5%	6.0%	2.9%				2.9%
Prior year loss development ratio	(2.2)%	(3.6)%	(2.8)%				(2.8)%
Loss ratio	59.1%	59.1%	59.1%				58.6%
Acquisition cost ratio	26.8%	25.0%	26.0%				22.5%
Other underwriting expenses ratio	5.8%	7.7%	6.6%				7.2%
Combined ratio	91.7%	91.8%	91.7%				88.3%
(1)Underwriting ratios are calculated by dividing the related expense by net earned premium.
(2)Insurance & Services MGAs recognize fees for service using revenue from contracts with customers accounting standards, whereas insurance companies recognize acquisition expenses using insurance contract accounting standards. While ultimate revenues and expenses recognized will match, there will be recognition timing differences based on the different accounting standards.

	2024
	Insurance & Services	Reinsurance	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
	($ in millions)
Gross written premium	$1,840.8	$1,335.6	$3,176.4	$—	$68.2	$—	$3,244.6
Net written premium	1,236.2	1,104.7	2,340.9	—	11.2	—	2,352.1
Net earned premium	1,154.0	1,045.1	2,199.1	—	144.4	—	2,343.5
Loss and loss adjustment expenses incurred, net	714.1	554.3	1,268.4	(5.5)	105.6	—	1,368.5
Acquisition costs, net	284.7	279.9	564.6	(121.4)	73.7	—	516.9
Other underwriting expenses	80.0	86.1	166.1	—	15.6	—	181.7
Underwriting income (loss)	75.2	124.8	200.0	126.9	(50.5)	—	276.4
Services revenues	222.9	—	222.9	(132.8)	—	(90.1)	—
Services expenses	176.2	—	176.2	—	—	(176.2)	—
Net services fee income	46.7	—	46.7	(132.8)	—	86.1	—
Services noncontrolling income	(2.1)	—	(2.1)	—	—	2.1	—
Net services income	44.6	—	44.6	(132.8)	—	88.2	—
Segment income (loss)	$119.8	$124.8	$244.6	$(5.9)	$(50.5)	$88.2	$276.4

Attritional losses	$734.5	$579.8	$1,314.3	$(5.5)	$112.8	$—	$1,421.6
Catastrophe losses	5.3	49.5	54.8	—	—	—	54.8
Prior year loss reserve development	(25.7)	(75.0)	(100.7)	—	(7.2)	—	(107.9)
Loss and loss adjustment expenses incurred, net	$714.1	$554.3	$1,268.4	$(5.5)	$105.6	$—	$1,368.5

Underwriting Ratios: (1)
Attritional loss ratio	63.6%	55.5%	59.8%				60.7%
Catastrophe loss ratio	0.5%	4.7%	2.5%				2.3%
Prior year loss development ratio	(2.2)%	(7.2)%	(4.6)%				(4.6)%
Loss ratio	61.9%	53.0%	57.7%				58.4%
Acquisition cost ratio	24.7%	26.8%	25.7%				22.1%
Other underwriting expenses ratio	6.9%	8.2%	7.6%				7.8%
Combined ratio	93.5%	88.0%	91.0%				88.3%
(1)Underwriting ratios are calculated by dividing the related expense by net earned premium.
(2)Insurance & Services MGAs recognize fees for service using revenue from contracts with customers accounting standards, whereas insurance companies recognize acquisition expenses using insurance contract accounting standards. While ultimate revenues and expenses recognized will match, there will be recognition timing differences based on the different accounting standards.
Core Premium Volume
Gross written premium increased by $512.1 million, or 16.1%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. Net written premium increased by $436.7 million, or 18.7%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. Net earned premium increased by $392.4 million, or 17.8%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increases in premium volume were primarily driven by our Insurance & Services segment, including growth across A&H, expansion of Surety within our Other Specialties business line, and continued strategic organic and new program growth in our international business, specifically London MGAs.
Core Underwriting Results
We generated underwriting income of $214.3 million and a combined ratio of 91.7% for the year ended December 31, 2025, compared to underwriting income of $200.0 million and a combined ratio of 91.0% for the year ended December 31, 2024. The improvement in net underwriting income was primarily driven by premium growth combined with an improvement in attritional loss ratio, partially offset by decreased favorable prior year loss reserve development and increased catastrophe losses. The improved attritional ratio resulted in additional income of $20.7 million for the year ended December 31, 2025. This was partially offset by a $28.5 million decrease in favorable prior year loss reserve development, as well as a $19.6 million increase in catastrophe losses, primarily driven by the California wildfires.

Core Services Results
Services revenue was $224.4 million for the year ended December 31, 2025 compared to $222.9 million for the year ended December 31, 2024. The increase was driven by the continued growth of IMG’s travel business, partially offset by the deconsolidation of Arcadian and Armada, as their services revenue is included through the dates of deconsolidation.
For the year ended December 31, 2025, net services fee income decreased to $41.8 million from $46.7 million for the year ended December 31, 2024 also driven by the deconsolidation of Arcadian and Armada, partially offset by higher fee income from IMG. Service margin, which is calculated as net services fee income as a percentage of services revenues, decreased slightly to 18.6% for the year ended December 31, 2025 compared to 21.0% for the year ended December 31, 2024.
Insurance & Services Segment
In our Insurance & Services segment, we underwrite primary insurance in several sectors globally. We offer insurance solutions to meet the changing risk circumstances of our clients. The Insurance & Services segment includes Accident & Health, Property & Casualty, and Other Specialties.
As of December 31, 2025, we have equity stakes in 18 entities (MGAs, Insurtech and Other), which underwrite or distribute a wide range of lines of business, including general liability, professional liability, directors & officers, credit and bond, cyber, commercial automobile, workers’ compensation, accident & health, and other specialty insurance classes. As of December 31, 2025, we consolidated two MGAs in our financial statements: Alta Signa Holdings (“Alta Signa”) and IMG. We provide underwriting capacity in the form of insurance or reinsurance to 9 non-consolidated entities in addition to the two consolidated MGAs. We also have investment stakes in 7 other entities where we have no underwriting relationship. The investment interests in the non-consolidated entities are included in strategic investments within Other long term investments on the consolidated balance sheet.
The following table sets forth underwriting results, net MGA results, and ratios for the segment results, and the year over year changes for the years ended December 31, 2025 and 2024:

	2025	2024	Change
	($ in millions)
Gross written premium	$2,313.5	$1,840.8	$472.7
Net written premium	1,650.2	1,236.2	414.0
Net earned premium	1,481.6	1,154.0	327.6
Loss and loss adjustment expenses incurred, net	874.9	714.1	160.8
Acquisition costs, net	396.6	284.7	111.9
Other underwriting expenses	86.3	80.0	6.3
Underwriting income	123.8	75.2	48.6
Services revenues	224.4	222.9	1.5
Services expenses	182.6	176.2	6.4
Net services fee income	41.8	46.7	(4.9)
Services noncontrolling (income) loss	0.1	(2.1)	2.2
Net services income	41.9	44.6	(2.7)
Segment income	$165.7	$119.8	$45.9

Underwriting Ratios: (1)
Loss ratio	59.1%	61.9%	(2.8)%
Acquisition cost ratio	26.8%	24.7%	2.1%
Other underwriting expenses ratio	5.8%	6.9%	(1.1)%
Combined ratio	91.7%	93.5%	(1.8)%
(1)    Underwriting ratios are calculated by dividing the related expense by net earned premium.
Premium Volume
Gross written premium in the Insurance & Services segment increased by $472.7 million, or 25.7%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily driven by Accident & Health, expansion of

Surety within our Other Specialties business line, and continued strategic organic and new program growth in our international business, specifically London MGAs.
Consolidated MGAs
We deconsolidated Arcadian as of June 30, 2024 as a result of no longer having a controlling interest. The results of operations of Arcadian are included in our consolidated financial statements through June 30, 2024. We renewed and extended our capacity agreement with Arcadian until the end of 2031. We also deconsolidated Armada as of November 1, 2025 upon the sale to Ambac Financial Group Inc. The results of operations of Armada are included in our consolidated financial statements through October 31, 2025. We will continue our underwriting capacity partnership with Armada until the end of 2030.
Gross written premium generated by the consolidated MGAs in the aggregate increased by $49.1 million, or 18.8%, to $310.0 million for the year ended December 31, 2025 compared to $260.9 million for the year ended December 31, 2024, primarily driven by the continued growth of IMG, partially offset by the deconsolidation of Arcadian and Armada as their gross written premium is included through the dates of deconsolidation above.
Book value for the consolidated MGAs was $80.3 million as of December 31, 2025, compared to $90.1 million at December 31, 2024. The change is primarily driven by the deconsolidation of Armada.
Underwriting Results
The increase in underwriting income of $48.6 million for the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily driven by premium growth combined with an improved attritional loss ratio.
Services Results
The increase in services revenue of $1.5 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 was driven by the continued growth of IMG’s travel business, partially offset by the deconsolidation of Arcadian and Armada, as their services revenue is included through the dates of deconsolidation above.
Reinsurance Segment
The Reinsurance segment predominantly underwriters Casualty, Property and Other Specialties lines of business on a worldwide basis. The following table sets forth underwriting results and ratios, and the year over year changes for the Reinsurance segment for the years ended December 31, 2025 and 2024:

	2025	2024	Change
	($ in millions)
Gross written premium	$1,375.0	$1,335.6	$39.4
Net written premium	1,127.4	1,104.7	22.7
Net earned premium	1,109.9	1,045.1	64.8
Loss and loss adjustment expenses incurred, net	656.2	554.3	101.9
Acquisition costs, net	277.9	279.9	(2.0)
Other underwriting expenses	85.3	86.1	(0.8)
Underwriting income	$90.5	$124.8	$(34.3)

Underwriting Ratios: (1)
Loss ratio	59.1%	53.0%	6.1%
Acquisition cost ratio	25.0%	26.8%	(1.8)%
Other underwriting expenses ratio	7.7%	8.2%	(0.5)%
Combined ratio	91.8%	88.0%	3.8%
(1)    Underwriting ratios are calculated by dividing the related expense by net earned premium.
Premium Volume
Gross written premium in the Reinsurance segment increased by $39.4 million, or 2.9%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily driven by new business and organic growth in London and

New York Casualty, Credit within Other Specialties, and New York Property, partially offset by decreases in Bermuda Property, due to underlying rate decreases and growth reductions, and in Aviation.
Underwriting Results
The decrease in net underwriting results for the year ended December 31, 2025 compared to the year ended December 31, 2024, was primarily driven by increased catastrophe losses and decreased favorable prior year development. Catastrophe losses were $67.1 million, or 6.0 percentage points on the combined ratio, for the year ended December 31, 2025, primarily from the California wildfires, compared to $49.5 million, or 4.7 percentage points on the combined ratio, for the year ended December 31, 2024 primarily from Hurricanes Milton and Helene. Net favorable prior year loss reserve development was $40.1 million for the year ended December 31, 2025, primarily driven by favorable development in Property, mainly from reserve releases relating to prior year’s catastrophe events, compared to $75.0 million for the year ended December 31, 2024, primarily driven by favorable development in Property and Other Specialties, mainly from reserve releases relating to prior year’s catastrophe events.
Corporate
Corporate includes the results of all runoff business, which represents certain classes of business that we no longer actively underwrite, including the effects of the Restructuring Plan and certain reinsurance contracts that have interest crediting features. Corporate results also include asbestos and environmental and other latent liability exposures on a gross basis, which have mostly been ceded, as well as specific workers’ compensation and cyber programs which we no longer write. The following table sets forth underwriting results and the year over year changes for the years ended December 31, 2025 and 2024:

	2025	2024	Change
	($ in millions)
Gross written premium	$17.1	$68.2	$(51.1)
Net written premium	(4.8)	11.2	(16.0)
Net earned premium	2.3	144.4	(142.1)
Loss and loss adjustment expenses incurred, net	(4.4)	105.6	(110.0)
Acquisition costs, net	18.8	73.7	(54.9)
Other underwriting expenses	16.3	15.6	0.7
Underwriting loss	$(28.4)	$(50.5)	$22.1
The changes in premium volume for the year ended December 31, 2025 compared to the year ended December 31, 2024 were primarily driven by the decreases in business from specific workers’ compensation and cyber programs that were placed in runoff in the first quarter of 2024 and have limited volume in 2025. Gross premium volume decreases were partially offset by premiums from a fronting agreement during the year ended December 31, 2025.
The decrease in underwriting loss for the year ended December 31, 2025 compared to the year ended December 31, 2024 was further driven by favorable prior year loss reserve development based on the observed loss experience within Corporate during the year.
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
See Note 4 “Segment reporting” in our audited consolidated financial statements included elsewhere in this Annual Report for additional information and a calculation of Core results.
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
The following table sets forth the computation of book value per common share, book value per diluted common share and tangible book value per diluted common share as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
	($ in millions, except share and per share amounts)
Common shareholders’ equity attributable to SiriusPoint common shareholders	$2,269.8	$1,737.4
Intangible assets	121.2	140.8
Tangible common shareholders' equity attributable to SiriusPoint common shareholders	$2,148.6	$1,596.6

Common shares outstanding	116,989,799	116,429,057
Effect of dilutive stock options, restricted share units and warrants	4,983,345	2,559,359
Book value per diluted common share denominator	121,973,144	118,988,416

Book value per common share	$19.40	$14.92
Book value per diluted common share	$18.61	$14.60
Tangible book value per diluted common share	$17.62	$13.42
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
Dividend Capacity and Capital
SiriusPoint’s ability to pay expenses or dividends or return capital to shareholders will depend upon the availability of dividends or other statutorily permissible distributions from its subsidiaries. The ability to pay such dividends and/or distributions is limited by the applicable laws and regulations of the various countries and states in which SiriusPoint’s subsidiaries operate, as well as the need to maintain capital levels to adequately support insurance and reinsurance operations, and to preserve financial strength ratings issued by independent rating agencies. See Note 22 “Statutory requirements” in our audited consolidated financial statements included elsewhere in this Annual Report for additional information. For the year ended December 31, 2025, SiriusPoint Bermuda Insurance Company Ltd. (“SiriusPoint Bermuda”), the immediate wholly-owned subsidiary of SiriusPoint, declared dividends of $701.6 million (2024 - $804.0 million) to SiriusPoint. We believe the dividend/distribution capacity of SiriusPoint’s subsidiaries, which was approximately $694.7 million as of December 31, 2025, will provide SiriusPoint with sufficient liquidity for the foreseeable future.
During the year ended December 31, 2025, SiriusPoint declared and paid dividends of $16.0 million to the Series B preference shareholders (2024 - $16.0 million). For the year ended December 31, 2025, SiriusPoint did not pay any dividends to its common shareholders.
On January 29, 2026, the Company announced that it will redeem all 8,000,000 of its issued and outstanding Series B preference shares on February 26, 2026. For further details, see Note 23 “Subsequent events” in our audited consolidated financial statements included elsewhere in this Annual Report.
In addition to the regulatory and other contractual constraints to paying dividends, we manage the capital of the group and each of our operating subsidiaries to support our current ratings from AM Best, Fitch S&P and Moody’s. This could further reduce the ability and amount of dividends that could be paid from subsidiaries to SiriusPoint. In addition, the Company annually files the prescribed form of capital and solvency return, which comprises the insurer’s Bermuda Solvency Capital Requirement (“BSCR”) model. The BSCR model is a risk-based capital model which provides a method for determining a Class 3A and Class 4 insurer’s capital requirements (statutory economic capital and surplus) by taking into account the risk characteristics of different aspects of the Class 3A and Class 4 insurer’s business. The Company’s 2024 filed BSCR ratio was 228%. Further, the Company is currently completing its group BSCR for the year ended December 31, 2025, which must be filed with the BMA on or before May 31, 2026, and the estimated ratio is 247%.
Sources of Liquidity
Our operating subsidiaries sources of liquidity have primarily consisted of net written premium, reinsurance recoveries, investment income and proceeds from sales of or dividends or distributions attributable to investments. Other potential sources of liquidity include borrowings under our credit facilities, the Federal Home Loan Bank of New York (“FHLBNY”) advance program, and issuances of securities.

Effective December 19, 2024, we entered into a 4-year, $400.0 million senior unsecured revolving credit facility (the “Facility”) with JPMorgan Chase Bank, N.A. as administrative agent. The Facility includes an option for the Company to request a 12-month extension, subject to satisfaction of certain conditions including, but not limited to, the consent of lenders representing a majority-in-interest of commitments, of the Facility maturity date. Subject to customary conditions precedent upon any borrowing request, the Facility provides access to loans for working capital and general corporate purposes, as well as letters of credit to support obligations under insurance and reinsurance agreements, retrocessional agreements and for general corporate purposes. As of December 31, 2025, we were in compliance with all of the covenants under the Facility and there were no outstanding borrowings under the Facility.
Effective September 2025, we became a member of the FHLBNY. As a member, we may borrow through the advance program of the FHLBNY, which provides short-term and long-term, fully collateralized loans, called advances, to their members. We have the ability to obtain this funding based on a percentage of the value of our admitted assets in the State of New York, subject to availability of eligible collateral. As of December 31, 2025, there were no outstanding FHLBNY borrowings.
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
Our debt and equity instruments as of December 31, 2025 and 2024 are summarized below.
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
As of December 31, 2025 the carrying value of the 2024 Senior Notes was $396.0 million and reflected as debt in the consolidated balance sheets (December 31, 2024 - $394.8 million).
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
As of December 31, 2025 the carrying value of the 2017 SEK Subordinated Notes was $292.6 million and reflected as debt in the consolidated balance sheets (December 31, 2024 - $244.3 million).
See Note 14 “Debt and letter of credit facilities” in our audited consolidated financial statements included elsewhere in this Annual Report for additional information on the 2024 Senior Notes and 2017 SEK Subordinated Notes.
Debt Covenants
As of December 31, 2025, SiriusPoint was in compliance with all of the covenants under the 2024 Senior Notes and 2017 SEK Subordinated Notes.

Series A Preference Shares
The Company settled all Series A Preference Shares held by CM Bermuda during the year ended December 31, 2024. For further details and discussion with respect to the Series A Preference Shares, see Note 3 “Significant transactions” in our audited consolidated financial statements included elsewhere in this Annual Report for additional information.
On or about January 5, 2026, the Company offered the remaining holders of its Series A Preference Shares the opportunity to convert their shares into common equity. As of December 31, 2025, there were approximately 10,000 remaining Series A Preference Shares. The offer is intended to further simplify SiriusPoint’s capital structure. Participation is voluntary and subject to specified terms. The conversion could affect the liquidity and market value of the remaining Series A Preference Shares and may dilute existing common shareholders through the issuance of additional shares.
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
As of December 31, 2025, the carrying value of the Series B preference shares was $200.0 million and reflected in shareholders’ equity attributable to SiriusPoint shareholders in the consolidated balance sheets. During the year ended December 31, 2025, the Company declared and paid dividends of $16.0 million to the Series B preference shareholders. The Company has declared and paid dividends to the Series B preference shareholders every quarter beginning June 30, 2021.
On January 29, 2026, we announced that we will redeem all 8,000,000 of our issued and outstanding Series B preference shares on February 26, 2026.
See Note 17 “Shareholders' equity” and Note 23 “Subsequent events” in our audited consolidated financial statements included elsewhere in this Annual Report for additional information on the Series B preference shares and the redemption.
Letter of Credit Facilities
As of December 31, 2025, letters of credit in the amount of $972.3 million had been issued by the Company to various insurance and reinsurance counterparties. Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements and a minimum rating from rating agencies. Each restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists, under any of the letter of credit facilities, our subsidiaries could be prohibited from paying dividends. We were in compliance with all of the covenants under the aforementioned letter of credit facilities as of December 31, 2025.
See Note 14 “Debt and letter of credit facilities” in our audited consolidated financial statements included elsewhere in this Annual Report for additional information.
Cash Secured Letter of Credit Agreements
Under the cash secured letter of credit facilities, we provide collateral that consists of cash and cash equivalents and debt securities. As of December 31, 2025, total cash and cash equivalents and debt securities with a fair value of $1.1 billion were pledged as collateral against the letters of credit issued.
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
Restricted cash and cash equivalents and restricted investments decreased by $0.2 billion, or 8.9%, to $2.2 billion as of December 31, 2025 from $2.4 billion as of December 31, 2024. The decrease was primarily due to the release of collateral pledged against prior underwriting years’ contracts.
For additional information on restricted cash, cash equivalents and investments, see Note 5 “Cash, cash equivalents, restricted cash and restricted investments” in our consolidated financial statements included elsewhere in this Annual Report.
Cash Flows
Our cash flows from operations generally represent the difference between: (1) premiums collected and investment income and (2) loss and loss expenses paid, reinsurance purchased, underwriting and other expenses paid. Cash flows from operations may differ substantially from net income and may be volatile from period to period depending on the underwriting opportunities available to us and other factors. Due to the nature of our underwriting portfolio, claim payments can be unpredictable and may need to be made within relatively short periods of time. Claim payments can also be required several months or years after premiums are collected. In addition, as discussed above, SiriusPoint has access to the $400.0 million Facility that provides access to loans for working capital and general corporate purposes, and letters of credit to support obligations under insurance and reinsurance agreements, retrocessional agreements.
Operating, investing and financing cash flows for the years ended December 31, 2025 and 2024 were as follows:

	2025	2024
	($ in millions)
Net cash provided by operating activities	$102.4	$74.7
Net cash provided by investing activities	424.2	343.6
Net cash used in financing activities	(518.8)	(625.0)
Net increase (decrease) in cash, cash equivalents and restricted cash	7.8	(206.7)
Cash, cash equivalents and restricted cash at beginning of year	894.6	1,101.3
Cash, cash equivalents and restricted cash at end of year	$902.4	$894.6
Operating Activities
Cash flows provided by operating activities can fluctuate due to timing differences between the collection of premiums and reinsurance recoverable and the payment of losses and loss expenses, and the payment of premiums to reinsurers. The increase in cash flows from operating activities in the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily driven by an increase in the collection of premiums consistent with the underlying growth of the business, partially offset by payments related to California wildfire claims.
Investing Activities
Cash flows provided by investing activities for the year ended December 31, 2025 were driven by proceeds received associated with the sale of Armada, partially offset by lower proceeds from sales and maturities of debt securities compared to purchases during the period. Cash flows provided by investing activities for the year ended December 31, 2024 were driven by higher proceeds from sales and maturities of debt securities compared to purchases during the period, primarily to fund financing activities.
Financing Activities
Cash flows used in financing activities for the year ended December 31, 2025 primarily consisted of a $490.8 million payment for share repurchases. Cash flows used in financing activities for the year ended December 31, 2024 primarily consisted of a $517.9 million payment for the redemption of debt, a $299.7 million payment for share repurchases, $99.2 million related to the settlement of the Series A Preference shares and Merger Warrants, and $94.4 million for net payments deposit liability contracts, partially offset by $393.9 million of proceeds from the issuance of debt and $18.4 million of proceeds from the exercise of options.

Financial Condition
As of December 31, 2025, total shareholders’ equity was $2,470.9 million compared to $1,938.8 million as of December 31, 2024. The increase was primarily due to net income of $460.1 million and accumulated other comprehensive income from unrealized gains from AFS debt securities of $60.1 million for the year ended December 31, 2025.
Contractual Obligations
Our contractual obligations as of December 31, 2025 by estimated maturity are presented below:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	($ in millions)
Debt (1)	$698.2	$—	$—	$400.0	$298.2
Scheduled interest payments(1)	491.4	46.4	92.8	44.1	308.1
Subtotal - Debt obligations	1,189.6	46.4	92.8	444.1	606.3
Loss and loss adjustment expense reserves (2)	5,782.5	1,623.6	1,838.7	968.1	1,352.1
Funds withheld payable (3)	750.8	222.8	233.7	136.3	158.0
Operating leases (4)	24.6	6.1	11.0	6.7	0.8
Total (5)	$7,747.5	$1,898.9	$2,176.2	$1,555.2	$2,117.2
(1)    See Note 14 to our audited consolidated financial statements included elsewhere in this Annual Report for detailed information on our debt obligations.
(2)    We have estimated the expected payout pattern of the loss and loss adjustment expense reserves by applying estimated payout patterns from actuarial analyses. The amount and timing of actual loss payments could differ materially from the estimated payouts in the table above. Refer to “Critical Accounting Policies and Estimates - Loss and Loss Adjustment Expense Reserves” for additional information. The timing of claim payments is subject to significant uncertainty. We maintain a portfolio of marketable investments with varying maturities and a substantial amount of short-term investments to provide adequate liquidity for the payment of claims. We have not taken into account corresponding reinsurance recoverable amounts that would be due to us.
(3)    We have estimated balances based on the projected payout pattern of the underlying subject business ceded to our counterparties with funds held provisions.
(4)    See Note 21 to our audited consolidated financial statements included elsewhere in this Annual Report for detailed information on our leases.
(5)    We have future binding commitments to fund certain other long-term investments. These commitments totaled $58.5 million as of December 31, 2025. These commitments do not have fixed funding dates. Therefore, these commitments are excluded from the table above.
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
Changes in premium estimates may not result in a direct impact to net income or shareholders’ equity since changes in premium estimates do not necessarily impact the amount of net earned premium at the time of the premium estimate change and would generally be offset by proportional changes in acquisition costs and net loss and loss adjustment expenses.
The following table summarizes premium estimates and related commissions and expenses by segment as of December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
	Premium Estimates	Commission Estimate	Amount Included in Insurance and Reinsurance Balances Receivable, Net	Premium Estimates	Commission Estimate	Amount Included in Insurance and Reinsurance Balances Receivable, Net
	($ in millions)
Insurance & Services	$712.1	$(148.5)	$563.6	$672.5	$(169.0)	$503.5
Reinsurance	1,104.4	(238.2)	866.2	861.0	(190.3)	670.7
Corporate	64.4	(1.3)	63.1	153.8	(104.6)	49.2
Total	$1,880.9	$(388.0)	$1,492.9	$1,687.3	$(463.9)	$1,223.4
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
Loss and Loss Adjustment Expense Reserves
Loss and Loss Adjustment Expense Reserves by Reportable Segment
The following table summarizes loss and loss adjustment expenses reserves net of reinsurance recoveries separated between (i) case reserves for claims reported ("Case") and (ii) incurred but not reported ("IBNR") reserves for losses that have occurred but for which claims have not yet been reported and for expected future development on case reserves as of December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
	Case	IBNR	Total (1)	Case	IBNR	Total (1)
	($ in millions)
Insurance & Services	$203.9	$1,120.1	$1,324.0	$109.2	$883.3	$992.5
Reinsurance	530.3	1,299.2	1,829.5	425.0	1,246.9	1,671.9
Corporate	284.7	242.0	526.7	264.1	410.1	674.2
Total	$1,018.9	$2,661.3	$3,680.2	$798.3	$2,540.3	$3,338.6
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
The following table details our prior year loss reserve development of liability for net unpaid claims and claim expenses for the years ended December 31, 2025 and 2024:

	2025	2024
	Unfavorable (favorable) development	Unfavorable (favorable) development
	($ in millions)
Insurance & Services	$(32.1)	$(25.7)
Reinsurance	(40.1)	(75.0)
Corporate	(1.6)	(7.2)
Total net favorable development	$(73.8)	$(107.9)
Loss and loss adjustment expense development - 2025
The $73.8 million net decrease in prior years’ reserves for the year ended December 31, 2025 was driven by:
•$32.1 million of net favorable prior year reserve development in the Insurance & Services segment mainly in A&H due to lower than expected reported attritional losses;
•$40.1 million of net favorable prior year reserve development in the Reinsurance segment primarily driven by favorable development in Property, mainly from reserve releases relating to prior year’s catastrophe events; and
•$1.6 million of net favorable prior year reserve development in Corporate based on the observed loss experience within Corporate during the year.
Loss and loss adjustment expense development - 2024
The $107.9 million net decrease in prior years’ reserves for the year ended December 31, 2024 was driven by:
•$25.7 million of net favorable prior year reserve development in the Insurance & Services segment mainly in A&H due to lower than expected reported attritional losses;
•$75.0 million of net favorable prior year reserve development in the Reinsurance segment primarily driven by favorable development in Property and Other Specialties, mainly from reserve releases relating to prior year’s catastrophe events; and
•$7.2 million of net favorable prior year reserve development in Corporate mainly due to lower than expected reported attritional losses.

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
The availability of observable inputs can vary from financial instrument to financial instrument and is affected by a wide variety of factors including, for example, the type of financial instrument, whether the financial instrument is new and not yet established in the marketplace, and other characteristics particular to the instrument. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires significantly more judgment. See Note 6 “Fair value measurements” to our audited consolidated financial statements for additional information on the framework for measuring fair value established by U.S. GAAP disclosure requirements.
Strategic investments
The Company’s strategic investments are carried at fair value, using the equity method, or the cost adjusted for market observable events less impairment method. For strategic investments carried at fair value, management generally engages third-party valuation specialist to assist in determination of the fair value based on commonly accepted valuation methods (e.g., income approach, market approach). Where appropriate to utilize the equity method, the Company recognizes its share of the investees’ income in net realized and unrealized investment losses. Where criteria to be accounted for under the equity method is not met, we have elected to value our strategic investments at the cost adjusted for market observable events less impairment method, a measurement alternative in which the investment is measured at cost and remeasured to fair value when determined to be impaired or upon observable transactions prices becoming available.

As of December 31, 2025, the Company’s strategic investments totaled $102.2 million. See Note 6 “Fair value measurements” to our audited consolidated financial statements for additional information on the framework for measuring fair value established by U.S. GAAP disclosure requirements related to investments.
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
Income Taxes
We have subsidiaries and branches that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate. The jurisdictions in which our subsidiaries and branches are subject to tax are Bermuda, Belgium, Canada, Luxembourg, Sweden, Switzerland, the United Kingdom, and the United States.
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
Uncertain Tax Positions
Recognition of the benefit of a given tax position is based upon whether a company determines that it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. In evaluating the more likely than not recognition threshold, we must presume that the tax position will be subject to examination by a taxing authority with full knowledge of all relevant information. If the recognition threshold is met, then the tax position is measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. As of December 31, 2025, the total reserve for unrecognized tax benefits of $0.2 million. With few exceptions, we are no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2021.
Change in Tax Laws or Rates
In December 2021, the OECD published two global anti-base erosion model rules under Pillar Two (the “GloBE Rules”), which implement a 15% global minimum tax applicable for multinational groups. The first GloBE Rule is the income inclusion rule (“IIR”), which imposes “top-up” tax on a parent entity in respect of the income of a subsidiary that is taxed at less than 15%. The second GloBE Rule is the “undertaxed payments” rule, which denies deductions or requires an equivalent adjustment to the extent the income of an affiliate which is taxed at less than 15%. On January 1, 2024, the GloBE Rules went into effect in the EU, including a minimum top-up tax rate of 15% for multinational companies, with many E.U. member states enacting corollary legislation as part of their respective domestic tax laws. Consistent with accounting guidance, the Company will treat the global minimum tax as an in-period tax charge when incurred in future periods for which no deferred taxes need to be provided. No provision for top-up tax was recorded as of December 31, 2025.
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
We manage the interest rate risk associated with our portfolio of fixed income investments by matching assets backing reserves with that of our economic liabilities, in addition to monitoring the average yield of investment-grade corporate securities; U.S. government and agency securities; foreign government, agency and provincial obligations; preferred stocks; asset-backed and mortgage-backed securities; and municipal obligations.

The following table summarizes the estimated effects of hypothetical increases and decreases in market interest rates on our debt securities as of December 31, 2025:

	Fair value	Assumed change in interest rate	Estimated fair value after change in interest rate	Pre-tax increase (decrease) in carrying value
	($ in millions)
Debt securities	$5,258.9	300 bp decrease	$5,691.7	$432.8
		200 bp decrease	5,547.2	288.3
		100 bp decrease	5,402.5	143.6
		50 bp decrease	5,330.2	71.3
		50 bp increase	5,172.9	(86.0)
		100 bp increase	5,086.7	(172.2)
		200 bp increase	4,910.3	(348.6)
		300 bp increase	$4,728.8	$(530.1)
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
Foreign Currency Exchange Risk
In the ordinary course of business, we hold non-U.S. dollar denominated assets and liabilities, which are valued using period-end exchange rates. Non-U.S. dollar denominated foreign revenues and expenses are valued using average exchange rates over the period. Foreign currency exchange-rate risk is the risk that we will incur losses on a U.S. dollar basis due to adverse changes in foreign currency exchange rates. We aim to mitigate foreign currency exchange risk through the use of foreign currency forwards. Refer to Note 9 “Derivatives” in our audited consolidated financial statements included elsewhere in this Annual Report for additional information on foreign currency hedging.
The following table, presented net of currency hedges, summarizes the estimated effects of a hypothetical 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have had on the carrying value of our net assets as of December 31, 2025:

	10% increase	10% decrease
	($ in millions)
Swedish Krona to U.S. dollar	$(3.5)	$3.5
Euro to U.S. dollar	(1.3)	1.3
British Pound to U.S. dollar	(1.0)	1.0
Canadian Dollar to U.S. dollar	3.2	(3.2)
Australian Dollar to U.S. dollar	$0.8	$(0.8)
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
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2025. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting is effective based on criteria in Internal Control - Integrated Framework (2013) issued by the COSO.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act during the most recent fiscal quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
During the year ended December 31, 2025, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
Part III
The following required information is incorporated by reference to our definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2025 pursuant to Regulation 14A:
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

PART IV
Item 15. Exhibits and Financial Statement Schedules
Financial Statements, Financial Statement Schedules and Exhibits
Financial Statements and Financial Statement Schedules
Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of Third Point Reinsurance Ltd., issued October 10, 2011, as amended February 26, 2021, to effect a change of name to SiriusPoint Ltd.
3.1.1	Memorandum of Association of Third Point Reinsurance Ltd., dated October 6, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on July 15, 2013).
3.1.2	Certificate of Deposit of Memorandum of Increase of Share Capital of Third Point Reinsurance Ltd. issued August 7, 2013.
3.1.3
Certificate of Deposit of Memorandum of Increase of Share Capital of Third Point Reinsurance Ltd. issued August 8, 2013 (incorporated by reference to Exhibit 3.1.1 to the Company’s Annual Report on Form 10-K filed on February 28, 2014).

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
4.2
Investor Rights Agreement, dated February 26, 2021, between SiriusPoint Ltd. and Daniel S. Loeb (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on February 26, 2021).

4.3
First Supplemental Indenture, dated May 27, 2021, by and among Sirius International Group, Ltd., SiriusPoint Ltd., The Bank of New York Mellon, as trustee, and The Bank of New York Mellon, London Branch, as paying agent and calculation agent relating to the Subordinated Indenture, dated September 22, 2017 in regards to the Floating Rate Callable Subordinated Notes due 2047 (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on May 27, 2021).

4.4
Senior Indenture, dated April 5, 2024, between SiriusPoint Ltd. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 5, 2024).

4.4.1
First Supplemental Indenture to Senior Indenture, dated April 5, 2024, between SiriusPoint Ltd. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 5, 2024).

4.5	Description of SiriusPoint Ltd.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (February 2026).
10.1
Loss Portfolio Transfer Reinsurance Agreement, dated October 29, 2021, by and among SiriusPoint America Insurance Company, SiriusPoint Bermuda Insurance Company Ltd. and Pallas Reinsurance Company Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2021).

10.2
Amended and Restated Investment Management Agreement, dated February 23, 2022, by among Third Point LLC, SiriusPoint Ltd., SiriusPoint America Insurance Company, SiriusPoint Bermuda Insurance Company Ltd. and SiriusPoint International Insurance Corporation (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed on March 1, 2022).

10.3
Fourth Amended and Restated Exempted Limited Partnership Agreement of Third Point Enhanced LP, dated February 23, 2022, by and among Third Point Advisors L.L.C., SiriusPoint Ltd., SiriusPoint Bermuda Insurance Company Ltd. and Sirius Re Holdings, Inc (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed on March 1, 2022).

10.4†
Master Agreement, dated March 2, 2023, by and among SiriusPoint International Försäkringsaktiebolag (publ) and Sirius International Managing Agency Limited, in its capacity as the managing agent for Sirius International Syndicate 1945 and Pallas Reinsurance Company Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2023).

10.5†
Loss Portfolio Transfer Reinsurance and Retrocession Agreement, dated June 30, 2023, by and between SiriusPoint International Försäkringsaktiebolag (publ) and Pallas Reinsurance Company Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 2, 2023).

10.6†
Loss Portfolio Transfer Reinsurance and Retrocession Agreement, dated June 30, 2023, by and between Sirius International Managing Agency Limited, in its capacity as the managing agent for Sirius International Syndicate 1945 and Pallas Reinsurance Company Ltd. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 2, 2023).

10.7†
Master Agreement, dated April 30, 2024, by and between SiriusPoint America Insurance Company and Clarendon National Insurance Company (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed on August 1, 2024).

10.8
Loss Portfolio Transfer Reinsurance Agreement, dated October 1, 2024, between SiriusPoint America Insurance Company and Clarendon National Insurance Company (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on October 31, 2024).

10.9
Amended and Restated Credit Agreement, dated December 19, 2024, by and among the Company, JPMorgan Chase Bank, N.A. as administrative agent, the lenders from time to time party thereto, and the other parties party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 23, 2024).

10.10*	Employment Agreement, dated May 17, 2023, with Scott Egan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 19, 2023).
10.11*	Employment Letter, dated May 21, 2024, with James J. McKinney (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2024).
10.12*	Employment Letter, dated October 31, 2022, with David E. Govrin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2022).
10.13*	Employment Letter, dated December 1, 2022, with Rob Gibbs.
10.14*	Employment Letter, dated November 4, 2024, with Anthony Shapella (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed on February 21, 2025).
10.15*
Amended and Restated SiriusPoint Ltd. 2013 Omnibus Incentive Plan, as Amended and Restated effective as of February 26, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2021).

10.15.1*
SiriusPoint Ltd. 2013 Omnibus Incentive Plan - Form of Director Restricted Shares Agreement (Special Award) (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).

10.15.2*
SiriusPoint Ltd. 2013 Omnibus Incentive Plan - Form of Employee Restricted Shares Agreement (Sign-on Award) (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).

10.15.3*
SiriusPoint Ltd. 2013 Omnibus Incentive Plan - Form of Employee Service Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).

10.15.4*
SiriusPoint Ltd. 2013 Omnibus Incentive Plan - Form of Employee Share Option Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2021).

10.15.5*
SiriusPoint Ltd. 2013 Omnibus Incentive Plan - Form of Employee Service Restricted Shares Agreement (prior performance cycles) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2021).

10.15.6*
SiriusPoint Ltd. 2013 Omnibus Incentive Plan - Form of Employee Service Restricted Share Unit Agreement (time vesting RSUs) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2021).

10.15.7*
Form of Employee Performance Restricted Share Unit Agreement (performance vesting RSUs) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2021).

10.16*	Form of Employee Short-Term Incentive Plan, effective January 1, 2024.
10.17*	SiriusPoint Ltd. 2023 Omnibus Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 21, 2023).
10.17.1*	SiriusPoint Ltd. 2023 Omnibus Incentive Plan - Form of Director Restricted Shares Agreement. (incorporated by reference to Exhibit 10.7.1 to the Company’s Form 10-K filed on February 29, 2024).
10.17.2*
SiriusPoint Ltd. 2023 Omnibus Incentive Plan - Form of Employee Service Restricted Share Unit Agreement.(incorporated by reference to Exhibit 10.7.2 of the Company’s Form 10-K filed on February 29, 2024).

10.17.3*
SiriusPoint Ltd. 2023 Omnibus Incentive Plan - Form of Employee Performance Restricted Share Unit Agreement.(incorporated by reference to Exhibit 10.7.3 of the Company’s Form 10-K filed on February 29, 2024).

10.18	Form of Director Service Agreement, dated May 20, 2025.
10.19	Form of Director and Officer Indemnification Agreement issued in May 2025.
10.20*	SiriusPoint Ltd. Executive Severance Plan and Summary Plan Description (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 5, 2025).
19.1	Insider Trading Policy, dated as of January 23, 2024 (incorporated by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K Filed on February 21, 2025).
21.1	List of Subsidiaries as of December 31, 2025.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1±	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2±	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Clawback Policy (adopted October 2, 2023 and amended January 2024) (incorporated by reference to Exhibit 10.32 of the Company’s 10-K filed on February 29, 2024).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
*    Management contracts or compensatory plans or arrangements
±    This certification accompanies the related Form 10-K, is not deemed filed with the SEC and may not be incorporated by reference into any of the Registrant’s Securities Act or Exchange Act filings, regardless of any contrary incorporation language.
† Registrant has omitted portions of the referenced exhibit pursuant to a request for confidential treatment under Rule 406 promulgated under the Securities Act of 1933, as amended.
Item 16    10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Pembroke, Bermuda, on February 24, 2026.
                            SIRIUSPOINT LTD.
                            (Registrant)
By:    /s/ Scott Egan
Name: Scott Egan
Title:     Chief Executive Officer (Principal Executive Officer)
and Director

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

Signature	Title	Date
/s/ Scott Egan	Chief Executive Officer (Principal Executive Officer) and Director	February 24, 2026
Scott Egan

/s/ Jim McKinney	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2026
Jim McKinney

/s/ Susan L. Cross	Director	February 24, 2026
Susan L. Cross

/s/ Martin Hudson	Director	February 24, 2026
Martin Hudson

/s/ Daniel S. Loeb	Director	February 24, 2026
Daniel S. Loeb

/s/ Sharon M. Ludlow	Director	February 24, 2026
Sharon M. Ludlow

/s/ Mehdi A. Mahmud	Director	February 24, 2026
Mehdi A. Mahmud

/s/ Bronek Masojada	Director	February 24, 2026
Bronek Masojada

/s/ Franklin (Tad) Montross	Director	February 24, 2026
Franklin (Tad) Montross

/s/ Jason Robart	Director	February 24, 2026
Jason Robart

Director
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of SiriusPoint Ltd.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of SiriusPoint Ltd. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedules listed in the index appearing on pages F-1 and F-2 (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Valuation of Loss and Loss Adjustment Expense Reserves
As described in Notes 2 and 11 to the consolidated financial statements, the Company’s loss and loss adjustment expense reserves as of December 31, 2025, were $5,782.5 million. Loss and loss adjustment expense reserves are established by management based on actuarially determined estimates of ultimate loss and loss adjustment expenses. Inherent in the estimate of ultimate loss and loss adjustment expenses are expected trends in claim severity and frequency and other factors that may vary significantly as claims are settled. The uncertainties are primarily due to the lapse of time to receive the reporting of the claims and the ultimate settlement of the claims; the diversity of development patterns among different lines of business; and the reliance on cedents, managing general underwriters, and brokers for information regarding claims. Management applies judgment and uses several actuarial methods to perform the Company’s loss reserve analysis, which include the expected loss ratio method, paid and incurred loss development methods, and Bornhuetter-Ferguson paid and incurred loss methods. Use of these methods involves key assumptions, including expected loss ratios and paid and incurred loss development factors. Key to the projection of ultimate loss is the selection and weighting of the actuarial methods.
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

February 24, 2026

We have served as the Company’s auditor since 2021.

SIRIUSPOINT LTD.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2025 and 2024
(expressed in millions of U.S. dollars, except per share and share amounts)

	December 31, 2025	December 31, 2024
Assets
Debt securities, available for sale, at fair value, net of allowance for credit losses of $0.0 (2024 - $1.1) (cost - $5,118.3; 2024 - $5,143.8)	$5,168.6	$5,131.0
Debt securities, trading, at fair value (cost - $114.6; 2024 - $187.3)	90.3	162.2
Short-term investments, at fair value (cost - $28.4; 2024 - $95.3)	28.3	95.8
Other long-term investments, at fair value (cost - $421.9; 2024 - $438.2) (includes related party investments at fair value of $216.1 (2024 - $217.2)	315.1	316.5
Total investments	5,602.3	5,705.5
Cash and cash equivalents	731.2	682.0
Restricted cash and cash equivalents	171.2	212.6
Due from brokers	7.5	11.2
Interest and dividends receivable	47.1	44.0
Insurance and reinsurance balances receivable, net	2,260.3	2,054.4
Deferred acquisition costs, net	384.1	327.5
Unearned premiums ceded	487.4	463.9
Loss and loss adjustment expenses recoverable, net	2,102.3	2,315.3
Deferred tax asset	267.7	297.0
Intangible assets	121.2	140.8
Other assets	272.1	270.7
Assets held for sale	115.2	—
Total assets	$12,569.6	$12,524.9
Liabilities
Loss and loss adjustment expense reserves	$5,782.5	$5,653.9
Unearned premium reserves	1,855.4	1,639.2
Reinsurance balances payable	1,447.6	1,781.6
Deferred gain on retroactive reinsurance	—	8.5
Debt	688.6	639.1
Due to brokers	5.5	18.0
Deferred tax liability	73.0	76.2
Share repurchase liability	—	483.0
Other liabilities	246.1	286.6
Total liabilities	10,098.7	10,586.1
Commitments and contingent liabilities (refer to Note 21)
Shareholders' equity
Series B preference shares (par value $0.10; authorized and issued: 8,000,000)	200.0	200.0
Common shares (issued and outstanding: 116,989,799; 2024 - 116,429,057)	11.7	11.6
Additional paid-in capital	967.7	945.0
Retained earnings	1,228.5	784.9
Accumulated other comprehensive income (loss), net of tax	61.9	(4.1)
Shareholders’ equity attributable to SiriusPoint shareholders	2,469.8	1,937.4
Noncontrolling interests	1.1	1.4
Total shareholders’ equity	2,470.9	1,938.8
Total liabilities, noncontrolling interests and shareholders’ equity	$12,569.6	$12,524.9

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 2025, 2024 and 2023
(expressed in millions of U.S. dollars, except per share and share amounts)

	2025	2024	2023
Revenues
Net earned premium	$2,593.8	$2,343.5	$2,426.2
Net investment income	274.8	303.6	283.7
Net realized and unrealized investment losses	(2.9)	(79.0)	(11.0)
Net investment income and net realized and unrealized investment losses	271.9	224.6	272.7
Other revenues	339.4	184.2	97.8
Loss on settlement and change in fair value of liability-classified capital instruments	—	(148.5)	(59.4)
Total revenues	3,205.1	2,603.8	2,737.3
Expenses
Loss and loss adjustment expenses incurred, net	1,519.5	1,368.5	1,381.3
Acquisition costs, net	583.6	516.9	472.7
Other underwriting expenses	187.9	181.7	196.3
Net corporate and other expenses	257.0	232.1	258.2
Intangible asset amortization	10.9	11.9	11.1
Interest expense	79.7	69.6	64.1
Foreign exchange (gains) losses	25.2	(10.0)	34.9
Total expenses	2,663.8	2,370.7	2,418.6
Income before income tax (expense) benefit	541.3	233.1	318.7
Income tax (expense) benefit	(81.2)	(30.7)	45.0
Net income	460.1	202.4	363.7
Net income attributable to noncontrolling interests	(0.5)	(2.5)	(8.9)
Net income available to SiriusPoint	459.6	199.9	354.8
Dividends on Series B preference shares	(16.0)	(16.0)	(16.0)
Net income available to SiriusPoint common shareholders	$443.6	$183.9	$338.8
Earnings per share available to SiriusPoint common shareholders
Basic earnings per share available to SiriusPoint common shareholders	$3.80	$1.06	$1.93
Diluted earnings per share available to SiriusPoint common shareholders	$3.64	$1.04	$1.85
Weighted average number of common shares used in the determination of earnings per share
Basic	116,507,940	166,537,394	163,341,448
Diluted	121,648,050	169,470,681	169,607,348

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31, 2025, 2024 and 2023
(expressed in millions of U.S. dollars)

	2025	2024	2023
Comprehensive income
Net income	$460.1	$202.4	$363.7
Other comprehensive income (loss), net of tax
Change in foreign currency translation adjustment	2.1	1.1	1.1
Unrealized gains from debt securities held as available for sale investments	60.1	1.3	38.9
Reclassifications from accumulated other comprehensive income (loss)	3.8	(9.6)	8.1
Total other comprehensive income (loss)	66.0	(7.2)	48.1
Comprehensive income	526.1	195.2	411.8
Net income attributable to noncontrolling interests	(0.5)	(2.5)	(8.9)
Comprehensive income available to SiriusPoint	$525.6	$192.7	$402.9
The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2025, 2024 and 2023
(expressed in millions of U.S. dollars)

	2025	2024	2023
Series B preference shares
Balance, beginning of period	$200.0	$200.0	$200.0
Issuance of preference shares, net	—	—	—
Balance, end of period	200.0	200.0	200.0
Common shares
Balance, beginning of period	11.6	16.8	16.2
Issuance of common shares, net	0.2	0.1	0.2
Exercise of options	—	0.2	0.4
Common shares repurchased and retired	(0.1)	(5.5)	—
Balance, end of period	11.7	11.6	16.8
Additional paid-in capital
Balance, beginning of period	945.0	1,693.0	1,641.3
Issuance of common shares, net	—	—	—
Share compensation	29.6	10.8	9.9
Exercise of options and warrants	0.8	18.4	41.8
Common shares repurchased and retired	(7.7)	(777.2)	—
Balance, end of period	967.7	945.0	1,693.0
Retained earnings
Balance, beginning of period	784.9	601.0	262.2
Net income	460.1	202.4	363.7
Net income attributable to noncontrolling interests	(0.5)	(2.5)	(8.9)
Dividends on preference shares	(16.0)	(16.0)	(16.0)
Balance, end of period	1,228.5	784.9	601.0
Accumulated other comprehensive income (loss), net of tax
Balance, beginning of period	(4.1)	3.1	(45.0)
Change in foreign currency translation adjustment
Balance, beginning of period	(3.0)	(4.1)	(5.2)
Change in foreign currency translation adjustment	2.1	1.1	1.1
Balance, end of period	(0.9)	(3.0)	(4.1)
Unrealized gains (losses) from debt securities held as available for sale investments
Balance, beginning of period	(1.1)	7.2	(39.8)
Unrealized gains (losses) from debt securities held as available for sale investments	60.1	1.3	38.9
Reclassifications from accumulated other comprehensive income (loss)	3.8	(9.6)	8.1
Balance, end of period	62.8	(1.1)	7.2
Balance, end of period	61.9	(4.1)	3.1
Shareholders’ equity attributable to SiriusPoint shareholders	2,469.8	1,937.4	2,513.9
Noncontrolling interests	1.1	1.4	16.7
Total shareholders’ equity	$2,470.9	$1,938.8	$2,530.6
The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2025, 2024 and 2023
(expressed in millions of U.S. dollars

	2025	2024	2023
Operating activities
Net income	$460.1	$202.4	$363.7
Adjustments to reconcile net income to net cash provided by operating activities:
Share compensation	35.9	20.7	21.4
Net realized and unrealized loss on investments and derivatives	2.9	79.0	6.9
Change in fair value of liability-classified capital instruments	—	31.9	59.4
Gain from sale of consolidated subsidiary	(222.4)	—	—
Amortization of premium and accretion of discount, net	(34.6)	(61.2)	(67.1)
Amortization of intangible assets	10.9	11.9	11.1
Other items, net	49.5	(42.4)	23.7
Changes in assets and liabilities:
Insurance and reinsurance balances receivable, net	(206.7)	(87.9)	(84.3)
Deferred acquisition costs, net	(56.6)	(18.6)	(14.0)
Unearned premiums ceded	(23.5)	(14.7)	(100.4)
Loss and loss adjustment expenses recoverable, net	213.0	(20.2)	(918.9)
Deferred tax asset/liability	22.2	11.2	(84.4)
Other assets	(25.1)	(110.0)	(28.8)
Interest and dividends receivable	(3.1)	(1.7)	(15.6)
Loss and loss adjustment expense reserves	128.6	45.8	339.4
Unearned premium reserves	216.2	11.9	106.2
Deferred gain on retroactive reinsurance	(8.5)	(19.4)	27.9
Reinsurance balances payable	(334.0)	44.9	923.6
Other liabilities	(7.2)	(8.9)	11.5
Held for sale asset	(115.2)	—	—
Net cash provided by operating activities	102.4	74.7	581.3
Investing activities
Purchases of debt securities, available-for-sale	(2,254.4)	(2,270.9)	(3,579.0)
Purchases of short-term investments	(122.5)	(432.9)	(1,377.4)
Purchases of other investments	(23.4)	(28.6)	(5.5)
Proceeds from sales and maturities of debt securities, available-for-sale	2,355.5	1,921.4	1,516.8
Proceeds from sales and maturities of debt securities, trading and short-term investments	240.4	1,084.4	3,025.7
Proceeds from sales and maturities of other investments	12.5	64.0	81.7
Change in due to/from brokers, net	(8.8)	6.2	5.5
Proceeds from sale of consolidated subsidiary, net of cash sold	224.9	—	—
Net cash provided by (used in) investing activities	424.2	343.6	(332.2)
Financing activities
Taxes paid on withholding shares	(6.3)	(9.8)	(11.5)
Repayment of loans under an agreement to repurchase	—	—	(18.0)
Cash dividends paid to preference shareholders	(16.0)	(16.0)	(16.0)
Payment of redemption of debt	—	(517.9)	—
Proceeds from issuance of debt, net of costs	—	393.9	—
Settlement of liability-classified capital instruments	—	(99.2)	(38.5)
Net proceeds from exercise of options	0.9	18.4	27.8
Net payments on deposit liability contracts	(5.8)	(94.4)	(6.1)
Purchases of SiriusPoint common shares under share repurchase program	(490.8)	(299.7)	—
Change in total noncontrolling interests, net	(0.8)	(0.3)	0.8
Net cash used in financing activities	(518.8)	(625.0)	(61.5)
Net increase (decrease) in cash, cash equivalents and restricted cash	7.8	(206.7)	187.6
Cash, cash equivalents and restricted cash at beginning of period	894.6	1,101.3	913.7
Cash, cash equivalents and restricted cash at end of period	$902.4	$894.6	$1,101.3
Supplementary information
Interest paid in cash	$78.0	$66.4	$46.1
Income taxes paid in cash	$81.7	$50.6	$49.6
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
Premium revenue recognition
The Company recognizes premiums written ratably over the term of the insurance policy or reinsurance treaty. Premiums written include amounts reported by brokers and ceding companies, supplemented by the Company's own estimates of premiums where reports have not been received. The determination of premium estimates requires a review of the Company's experience with the ceding companies, managing general agents (“MGAs”), familiarity with each market, the timing of the reported information, an analysis and understanding of the characteristics of each class of business and management's judgment of the impact of various factors, including premium or loss trends, on the volume of business written and ceded to the Company. On an ongoing basis, the Company's underwriters review the amounts reported by these third parties for reasonableness based on their experience and knowledge of the subject class of business, taking into account the Company's historical experience with the brokers or ceding companies. Changes in premium estimates are expected and may result in adjustments in any reporting period. Any subsequent adjustments arising on such estimates are recorded in the period in which they are determined.
Unearned premiums represent the portion of premiums written that relate to the remaining term of the underlying policies in force.
Reinsurance premiums ceded
The Company reduces the risk of losses on business written by reinsuring certain risks and exposures with other reinsurers. The Company remains liable to the extent that any reinsurer fails to meet its obligations and to the extent that the Company does not hold sufficient security for their unpaid obligations. Ceded premiums are written during the period in which the risks incept and are earned over the contract period in proportion to the period of risk covered. Unearned ceded premium consist of the unexpired portion of insurance and reinsurance ceded.

Funds withheld
Funds withheld by ceding companies represent amounts due to the Company in connection with certain assumed reinsurance agreements in which the ceding company retains a portion of the premium to provide security against future loss payments. The funds withheld by ceding companies are generally invested by the ceding company and a contractually agreed interest amount is credited to the Company and recognized as investment income. Funds withheld receivable is reviewed for expected credit losses by considering credit ratings for each reinsurer. These amounts are included in insurance and reinsurance balances receivable, net on the consolidated balance sheets.
Funds withheld under reinsurance treaties represent contractual payments due from the Company that have been retained to secure such obligations. These amounts are included in reinsurance balances payable on the consolidated balance sheets, and the associated interest is included in interest expense on the consolidated income statement.
Reinsurance
Reinsurance recoverables include claims paid and estimates of unpaid losses and loss adjustment expenses that are subject to reimbursement under reinsurance and retrocessional contracts. The method for determining reinsurance recoverables for unpaid losses and loss adjustment expenses involves reviewing actuarial estimates of gross unpaid losses and loss adjustment expenses to determine our ability to cede unpaid losses and loss adjustment expenses based on existing reinsurance contracts. This method is continually reviewed and updated and any resulting adjustments are reflected in earnings in the period identified. Reinsurance recoverables are reviewed for expected credit losses by considering credit ratings for each reinsurer. Reinsurance premiums, commissions and expense reimbursements are accounted for on a basis consistent with those used in accounting for the original policies issued and the term of the reinsurance contracts. Amounts recoverable from reinsurers for losses and loss adjustment expenses for which the Company has not been relieved from its legal obligations to the policyholder are reported as an asset in the consolidated balance sheet.
Retroactive Reinsurance
A loss portfolio transfer is a retroactive reinsurance contract. If the cumulative loss and loss adjustment expenses ceded under a loss portfolio transfer exceed the consideration paid, the resulting gain from such excess is deferred and amortized into earnings in future periods in proportion to actual recoveries under the loss portfolio transfer. In any period in which there is a revised estimate of loss and loss adjustment expenses and the loss portfolio transfer is in a gain position, the deferred gain is recalculated as if the revised estimate was available at the inception date of the loss portfolio transfer and the change in the deferred gain is recognized in earnings. The deferred gain is disclosed as a separate line item in the Company’s consolidated balance sheets and changes in the deferred gain are recognized within losses incurred in the Company’s consolidated statements of income.
Deferred acquisition costs
Deferred acquisition costs consist of commissions, brokerage expenses, excise taxes and other costs which are directly attributable to the successful acquisition or renewal of contracts and vary with the production of business. These costs are deferred and amortized over the period in which the related premiums are earned. Amortization of deferred acquisition costs are shown net of contractual commissions earned on reinsurance ceded within acquisition costs, net in the consolidated statements of income.
Acquisition costs also include profit commissions which are calculated and accrued based on the expected loss experience for contracts and recorded when the current loss estimate indicates that a profit commission is probable and reasonably estimable under the contract terms.
The Company evaluates the recoverability of deferred acquisition costs by determining if the sum of expected loss and loss adjustment expenses, expected dividends to policyholders, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums and anticipated investment income. If a loss is probable on the unexpired portion of contracts in force, a premium deficiency loss is recognized. As of December 31, 2025, deferred acquisition costs are considered to be fully recoverable and no premium deficiency has been recorded.
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
Deposit liabilities
Certain contracts do not transfer significant insurance risk to be deemed reinsurance contracts and are accounted for using deposit accounting. Management exercises judgment in determining whether contracts transfer significant risk to be accounted for as reinsurance contracts. Using deposit accounting, a deposit liability, rather than written premium, is initially recorded based upon the consideration received less any explicitly identified premiums or fees. In subsequent periods, the deposit liability is adjusted by recalculating the effective yield on a prospective basis to reflect actual payments received to date and updated future expected payments. In some cases, the effective yield on the contract may be negative, which will result in the recognition of other income. Fixed interest credits on deposit accounted contracts are included in interest expense in the consolidated statements of income.
Service Fee Revenues
The Company’s consolidated MGAs underwrite insurance products on behalf of the Company and third-party insurers. The Company earns commissions and fees associated with these policies which are recognized in Other Revenues. Generally, the performance obligation associated with these contracts is the placement of the policy, which is met on the effective date at which point the associated commission revenue is recognized in accordance with Accounting Standards Codification 606, Revenues from Contracts with Customers.
Fair value measurement
The Company determines the fair value of financial instruments in accordance with current accounting guidance, which defines fair value and establishes a three level fair value hierarchy based upon the transparency of inputs used in the valuation of an asset or liability. Fair value is defined as the price that the Company would receive to sell an asset or would pay to transfer a liability in an orderly transaction between market participants at the measurement date. The Company determines the estimated fair value of each individual financial instrument utilizing the highest level inputs available. Refer to Note 6 for additional information.
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
Other long-term investments include certain strategic investments that are carried at fair value, using the equity method or the cost adjusted for market observable events less impairment method. For strategic investments carried at fair value, management uses commonly accepted valuation methods (i.e., income approach, market approach). Where appropriate to utilize the equity method, the Company recognizes its share of the investees’ income in net realized and unrealized investment losses. Where criteria to be accounted for under the equity method is not met, we have elected to value our strategic investments at the cost adjusted for market observable events less impairment method, a measurement alternative in which the investment is measured at cost and remeasured to fair value when determined to be impaired or upon observable transactions prices becoming available. See Note 6 for additional information.
Derivative financial instruments
The Company holds derivative contracts to manage credit risk, interest rate risk, currency exchange risk and other risks. The Company uses derivatives in connection with its risk-management activities to economically hedge certain risks and to gain exposure to certain investments. The utilization of derivative contracts also allows for an efficient means by which to trade certain asset classes.
Fair values of derivatives are determined by using quoted market prices, industry recognized pricing vendors and counterparty quotes when available; otherwise fair values were based on pricing models that consider the time value of money, volatility and the current market and contractual prices of underlying financial instruments.
Share-based compensation
The Company accounts for its share-based compensation transactions using the fair value of the award at the grant date and accounts for forfeitures when they occur. Determining the fair value of share purchase options at the grant date requires estimation and judgment. The Company uses an option-pricing model (Black-Scholes) to calculate the fair value of share purchase options and uses a simplified method to develop the estimate of expected term, where appropriate.
For share-based compensation awards that contain both service and performance conditions, the Company recognizes compensation expense only for the portion of the award that is considered probable of vesting. Fair value of share-based compensation awards considered probable of vesting are expensed over the requisite service period. The probability of share-based awards vesting is evaluated at each reporting period. Share-based compensation awards that contain only service condition and share purchase options are expensed ratably over the requisite service period.
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

Other underwriting expenses
Other underwriting expenses primarily consist of general and administrative expenses and other operating expenses associated with underwriting activities, including salaries, benefits, information technology, and other costs related to insurance and reinsurance transactions.
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
Foreign currency exchange
The U.S. dollar is the functional currency for the Company’s businesses except for the Canadian reinsurance operations of SiriusPoint America Insurance Company (“SiriusPoint America”). The Company invests in securities denominated in foreign currencies. Assets and liabilities recorded in these foreign currencies are translated into U.S. dollars at exchange rates in effect at the end of each reporting period, and revenues and expenses are translated using the average exchange rates for each reporting period. Net foreign exchange gains and losses arising from the translation adjustments are reported in shareholders’ equity, as a component of accumulated other comprehensive income (loss). As of December 31, 2025, the Company had net unrealized foreign currency translation losses of $0.9 million recorded in accumulated other comprehensive income (loss) on its consolidated balance sheet (December 31, 2024 - $3.0 million).
For transactions denominated in currencies other than functional currency, the resulting exchange gains and losses are reported as a component of net income (loss) as incurred in net realized and unrealized investment gains (losses) and net foreign exchange gains (losses).
Federal and foreign income taxes
The Company provides for income taxes for its operations in income tax paying jurisdictions. The Company’s provision relies on estimates and interpretations of currently enacted tax laws.
The Company recognizes deferred tax assets and liabilities based on the temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. A valuation allowance against deferred tax assets is recorded if it is more likely than not that all or some portion of the deferred tax assets will not be realized. Any adjustments to deferred income taxes are accounted for as changes in estimates and are reflected in the consolidated statements of income in the year in which they are made. Adjustments could be material and could significantly impact earnings in the year they are recorded.
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
Segment information
Under U.S. GAAP, operating segments are based on the internal information that management uses for allocating resources and assessing performance of the Company. The Company manages its business on the basis of two operating segments: Insurance & Services and Reinsurance.
Liability-classified capital instruments
As part of the consideration transferred in the acquisition of Sirius Group, the Company issued various instruments that were classified as liabilities based on their terms, notably the settlement features for each and any potential adjustments to the exercise price for the warrants issued. Liability-classified capital instruments reported in the consolidated balance sheets include Series A preference shares, Merger Warrants, Private Warrants, Sirius Group Public Warrants, Upside Rights and Contingent Value Rights. The liability-classified capital instruments are carried at fair value with changes in fair value included in “Loss on settlement and change in fair value of liability-classified instruments” in the consolidated statements of income. As of December 31, 2024 all of the instruments were settled, exercised or expired. Refer to Note 21 “Commitments and contingencies” for additional information regarding the liability-classified financial instruments.
Intangible assets
The Company accounts for business combinations in accordance with Accounting Standards Codification ("ASC") Topic 805 Business Combinations, and intangible assets that arise from business combinations in accordance with ASC Topic 350.

Intangibles – Goodwill and Other. Intangible assets acquired via business combination are included in Intangible assets in the consolidated balance sheet. Refer to Note 15 “Intangible assets” for additional information.
Intangible assets internally developed by the Company are included in Other assets in the consolidated balance sheet.
Intangible assets are classified as either finite or indefinite-lived intangible assets. Finite-lived intangible assets are amortized over their useful lives with the amortization expense being recognized in the consolidated statements of income. The amortization periods approximate the period over which the Company expects to generate future net cash inflows from the use of these assets. Finite-lived assets are subject to impairment testing for the impairment or disposal when events or conditions indicate that the carrying value of an asset may not be fully recoverable from future cash flows. Indefinite-lived intangible assets are not subject to amortization. The carrying values of these intangible assets are reviewed for indicators of impairment at least annually. The Company initially evaluates indefinite-lived intangible assets using a qualitative approach to determine whether it is more likely than not that the fair value is less than its carrying value, in which case, the quantitative test would be performed. If indefinite-lived intangible assets are impaired, such assets are written down to their fair values with the related expense recognized in the consolidated statements of income.
Recent accounting pronouncements
The Company considers the applicability and impact of all accounting standard updates ("ASUs") issued by the Financial Accounting Standards Board (“FASB”). ASUs issued during the year ended December 31, 2025 and not listed below were assessed and either determined to be not applicable or expected to have minimal impact on the Company’s consolidated financial statements.
Issued and effective as of December 31, 2025
In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 intends to enhance the transparency and decision usefulness of income tax disclosures, requiring disaggregated information about an entity’s effective tax rate reconciliation, as well as income taxes paid. The Company adopted this accounting standard effective for the year ended December 31, 2025. Refer to Note 16 “Income taxes” for the expanded disclosures.
Issued but not yet effective as of December 31, 2025
In November 2024, the FASB issued Accounting Standards Update 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The amendment aims to provide additional details about expenses deemed important to understanding an entity’s performance, assessing its prospects for future cash flows, and comparing its performance both over time and with that of other entities. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Management is in the process of reviewing this update to assess the impact on future reporting periods.
In July 2025, the FASB issued Accounting Standards Update 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). The amendment provides guidance for estimating expected credit losses on current accounts receivable and current contract assets. ASU 2025-05 is effective for all entities for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Management is in the process of reviewing this update to assess the impact on future reporting periods.
In September 2025, the FASB issued Accounting Standards Update 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). The amendment updates accounting guidelines around capitalizing software costs. ASU 2025-06 is effective for all entities for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Management is in the process of reviewing this update to assess the impact on future reporting periods.
In November 2025, the FASB issued Accounting Standards Update 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements (“ASU 2025-09”). The amendment is intended to better align hedge accounting with the economics of an entity’s risk management activities. ASU 2025-09 is effective for annual reporting periods and interim periods in annual reporting periods beginning after December 15, 2026. Management is in the process of reviewing this update to assess the impact on future reporting periods.

Reclassifications
Certain comparative figures have been reclassified to conform to the current year presentation. These reclassifications had no impact on the previously reported net income (loss) or shareholders’ equity attributable to SiriusPoint shareholders.
3. Significant transactions
Sale and Deconsolidation of Armada
On September 29, 2025 SiriusPoint Ltd. (“SiriusPoint”) entered into an agreement to sell its wholly owned subsidiary, ArmadaCorp Capital, LLC (“Armada”), to Ambac Financial Group Inc., an unrelated party, for $250 million. The transaction closed on October 31, 2025. SiriusPoint will continue its underwriting capacity partnership with Armada until the end of 2030.
Effective November 1, 2025, the Company deconsolidated Armada when the transaction closed following the satisfaction of customary closing conditions. Accordingly, the Company deconsolidated and removed the carrying value of Armada’s assets of $36.4 million and liabilities of $22.6 million from its consolidated balance sheet. A gain of $222.4 million was recognized by the Company as a result of deconsolidation, which was recorded in Other revenues in the Company’s consolidated income statement during the year ended December 31, 2025.
As a result of the sale and deconsolidation, the Company and Armada are no longer considered to be related parties.
CM Bermuda Transactions
Series A Preference Shares Settlement and Share Repurchase
On August 1, 2024, the Company entered into a Confidential Settlement and Mutual Release Agreement (the “Settlement Agreement”), and concurrently therewith, a Share Repurchase Agreement (the “Share Repurchase Agreement” and, together with the Settlement Agreement, collectively, the “CMIG Series A and Repurchase Agreement”), with CM Bermuda Limited (“CM Bermuda”) and CMIG International Holding Pte. Ltd. The Company paid CM Bermuda a total consideration of $261.3 million on the closing of the transactions for full satisfaction and discharge of all obligations and all other claims of any nature related to the Company’s Series A Preference Shares held by CM Bermuda and for the repurchase of 9,077,705 of the Company’s issued and outstanding common shares held by CM Bermuda. At the closing of the transaction, all Series A Preference shares held by CM Bermuda were cancelled and retired. The repurchased shares were also cancelled and retired.
Merger Warrant Settlement and Share Repurchase
On December 30, 2024, the Company entered into a Securities Purchase Agreement (the “CMIG Securities Purchase Agreement”) with CM Bermuda, under which the Company repurchased all common shares and all warrants to purchase common shares held by CM Bermuda, including 45,720,732 common shares at $14.25 per common share and 20,991,337 warrants at $3.56 per warrant, for an aggregate amount of approximately $733.0 million, including certain costs and expenses. The transaction closed on February 27, 2025 and following the closing, the common shares were cancelled and retired and the warrants were cancelled, and CM Bermuda has no remaining ownership interest in the Company. In connection with the closing of this transaction, Meng Tee Saw resigned from the Company’s board of directors, the Investor Rights Agreement, dated February 26, 2021, between the Company and CM Bermuda was terminated, and CM Bermuda no longer has observer rights on the Board.
The CMIG Series A and Repurchase Agreement, together with the CMIG Securities Purchase Agreement, will be collectively referred to as the CM Bermuda Transactions.
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

Insurance & Services
In the Insurance & Services segment, the Company underwrites primary insurance in several sectors. The Insurance & Services segment includes Accident & Health, Casualty, and Other Specialties.
Accident and Health (“A&H”) – the Company provides insurance products to meet the risk management needs of diverse populations in select markets. This includes employer groups, associations, affinity groups, higher education, and other niche markets. The Company also owns 100% of International Medical Group, Inc. (“IMG”), who receive fees for services provided within Insurance & Services and to third parties. IMG offers a full line of international medical insurance products, travel insurance programs, medical management services and 24/7 emergency medical and travel assistance. The Company owned 100% of Armada through October 31, 2025, when it was sold to Ambac Financial Group Inc. and deconsolidated as of November 1, 2025. Armada operates as a supplemental medical insurance MGA.
Property & Casualty - the Company is a carrier for program administrators and managing general agents. The majority of its P&C insurance business is written through partners in the property and casualty space, covering professional liability, and commercial auto lines in Bermuda, London, Europe, North America and around the world.
Other Specialties - SiriusPoint’s business encompasses a broad range of worldwide insurance coverages. Other Specialties business lines in the Insurance & Services segment include Aviation & Space, Marine & Energy, Credit and Mortgage.
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
The Reinsurance segment predominantly underwrites Casualty, Property and Other Specialties lines of business.
Casualty – the Company provides reinsurance to casualty insurers who underwrite a diverse range of casualty classes. The Company works with clients all over the world, including multi-national, nationwide and regional carriers, as well as risk retention groups and captives. The Company also partners with MGAs and sponsor cover holders. The Company’s underwriting focus all major commercial casualty lines, as well as professional liability with an emphasis on specialty niche classes of business, including personal lines.
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
Management uses segment income (loss) as the primary basis for assessing segment performance. Segment income (loss) is comprised of two components, underwriting income (loss) and net services income (loss). The Company calculates underwriting income (loss) by subtracting loss and loss adjustment expenses incurred, net, acquisition costs, net, and other underwriting expenses from net earned premium. Net services income (loss) consists of services revenues (fee for service revenues), services expenses and services non-controlling (income) loss. This definition of segment income (loss) aligns with how business performance is managed and monitored. We continue to evaluate our segments as our business evolves and may further refine our segments and segment income (loss) measures. Certain items are presented in a different manner for segment reporting purposes than in the consolidated statements of income. These items are reconciled to the consolidated presentation in the segment measure reclass column below. Included in Insurance & Services segment income (loss) are services noncontrolling loss (income) attributable to minority shareholders on non-wholly-owned subsidiaries. In addition, services revenues and services expenses are reconciled to other revenues and net corporate and other expenses, respectively.
Segment results are shown prior to corporate eliminations. Corporate eliminations are included in the elimination column below as necessary to reconcile to underwriting income (loss), net services income (loss), and segment income (loss) to the consolidated statements of income.

Corporate includes the results of all runoff business, which represents certain classes of business that we no longer actively underwrite, including the effect of the restructuring of the underwriting platform announced in 2022 and certain reinsurance contracts that have interest crediting features. Corporate results also include asbestos and environmental and other latent liability exposures on a gross basis, which have mostly been ceded, as well as specific workers’ compensation and cyber programs which the Company no longer writes. In addition, revenue and expenses managed at the corporate level, including realized gains and losses, other investment income, including gains (losses) from strategic investments, net realized and unrealized investment gains from related party investment funds, non services-related other revenues, non services-related net corporate and other expenses, intangible asset amortization, interest expense, foreign exchange (gains) losses and income tax (expense) benefit are reported within Corporate. The CEO does not manage segment results or allocate resources to segments when considering these items and they are therefore excluded from our definition of segment income (loss).

The following is a summary of the Company’s operating segment results for the years ended December 31, 2025, 2024 and 2023:

	2025
	Insurance & Services	Reinsurance	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
Gross written premium	$2,313.5	$1,375.0	$3,688.5	$—	$17.1	$—	$3,705.6
Net written premium	1,650.2	1,127.4	2,777.6	—	(4.8)	—	2,772.8
Net earned premium	1,481.6	1,109.9	2,591.5	—	2.3	—	2,593.8
Loss and loss adjustment expenses incurred, net	874.9	656.2	1,531.1	(7.2)	(4.4)	—	1,519.5
Acquisition costs, net	396.6	277.9	674.5	(109.7)	18.8	—	583.6
Other underwriting expenses	86.3	85.3	171.6	—	16.3	—	187.9
Underwriting income (loss)	123.8	90.5	214.3	116.9	(28.4)	—	302.8
Services revenues	224.4	—	224.4	(117.0)	—	(107.4)	—
Services expenses	182.6	—	182.6	—	—	(182.6)	—
Net services fee income	41.8	—	41.8	(117.0)	—	75.2	—
Services noncontrolling loss	0.1	—	0.1	—	—	(0.1)	—
Net services income	41.9	—	41.9	(117.0)	—	75.1	—
Segment income (loss)	165.7	90.5	256.2	(0.1)	(28.4)	75.1	302.8
Net investment income					274.8	—	274.8
Net realized and unrealized investment losses					(2.9)	—	(2.9)
Other revenues					232.0	107.4	339.4
Net corporate and other expenses					(74.4)	(182.6)	(257.0)
Intangible asset amortization					(10.9)	—	(10.9)
Interest expense					(79.7)	—	(79.7)
Foreign exchange losses					(25.2)	—	(25.2)
Income before income tax expense	$165.7	$90.5	256.2	(0.1)	285.3	(0.1)	541.3
Income tax expense			—	—	(81.2)	—	(81.2)
Net income			256.2	(0.1)	204.1	(0.1)	460.1
Net income attributable to noncontrolling interests			—	—	(0.6)	0.1	(0.5)
Net income available to SiriusPoint			$256.2	$(0.1)	$203.5	$—	$459.6

Attritional losses	$899.7	$629.2	$1,528.9	$(7.2)	$(2.8)	$—	$1,518.9
Catastrophe losses	7.3	67.1	74.4	—	—	—	74.4
Prior year loss reserve development	(32.1)	(40.1)	(72.2)	—	(1.6)	—	(73.8)
Loss and loss adjustment expenses incurred, net	$874.9	$656.2	$1,531.1	$(7.2)	$(4.4)	$—	$1,519.5

Underwriting Ratios: (1)
Attritional loss ratio	60.8%	56.7%	59.0%				58.5%
Catastrophe loss ratio	0.5%	6.0%	2.9%				2.9%
Prior year loss development ratio	(2.2)%	(3.6)%	(2.8)%				(2.8)%
Loss ratio	59.1%	59.1%	59.1%				58.6%
Acquisition cost ratio	26.8%	25.0%	26.0%				22.5%
Other underwriting expenses ratio	5.8%	7.7%	6.6%				7.2%
Combined ratio	91.7%	91.8%	91.7%				88.3%
(1)Underwriting ratios are calculated by dividing the related expense by net earned premium.
(2)Insurance & Services MGAs recognize fees for service using revenue from contracts with customers accounting standards, whereas insurance companies recognize acquisition expenses using insurance contract accounting standards. While ultimate revenues and expenses recognized will match, there will be recognition timing differences based on the different accounting standards.

	2024
	Insurance & Services	Reinsurance	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
Gross written premium	$1,840.8	$1,335.6	$3,176.4	$—	$68.2	$—	$3,244.6
Net written premium	1,236.2	1,104.7	2,340.9	—	11.2	—	2,352.1
Net earned premium	1,154.0	1,045.1	2,199.1	—	144.4	—	2,343.5
Loss and loss adjustment expenses incurred, net	714.1	554.3	1,268.4	(5.5)	105.6	—	1,368.5
Acquisition costs, net	284.7	279.9	564.6	(121.4)	73.7	—	516.9
Other underwriting expenses	80.0	86.1	166.1	—	15.6	—	181.7
Underwriting income (loss)	75.2	124.8	200.0	126.9	(50.5)	—	276.4
Services revenues	222.9	—	222.9	(132.8)	—	(90.1)	—
Services expenses	176.2	—	176.2	—	—	(176.2)	—
Net services fee income	46.7	—	46.7	(132.8)	—	86.1	—
Services noncontrolling income	(2.1)	—	(2.1)	—	—	2.1	—
Net services income	44.6	—	44.6	(132.8)	—	88.2	—
Segment income (loss)	119.8	124.8	244.6	(5.9)	(50.5)	88.2	276.4
Net investment income					303.6	—	303.6
Net realized and unrealized investment losses					(79.0)	—	(79.0)
Other revenues					94.1	90.1	184.2
Loss on settlement and change in fair value of liability-classified instruments					(148.5)	—	(148.5)
Net corporate and other expenses					(55.9)	(176.2)	(232.1)
Intangible asset amortization					(11.9)	—	(11.9)
Interest expense					(69.6)	—	(69.6)
Foreign exchange gains					10.0	—	10.0
Income (loss) before income tax expense	$119.8	$124.8	244.6	(5.9)	(7.7)	2.1	233.1
Income tax expense			—	—	(30.7)	—	(30.7)
Net income (loss)			244.6	(5.9)	(38.4)	2.1	202.4
Net income attributable to noncontrolling interests			—	—	(0.4)	(2.1)	(2.5)
Net income (loss) available to SiriusPoint			$244.6	$(5.9)	$(38.8)	$—	$199.9

Attritional losses	$734.5	$579.8	$1,314.3	$(5.5)	$112.8	$—	$1,421.6
Catastrophe losses	5.3	49.5	54.8	—	—	—	54.8
Prior year loss reserve development	(25.7)	(75.0)	(100.7)	—	(7.2)	—	(107.9)
Loss and loss adjustment expenses incurred, net	$714.1	$554.3	$1,268.4	$(5.5)	$105.6	$—	$1,368.5

Underwriting Ratios: (1)
Attritional loss ratio	63.6%	55.5%	59.8%				60.7%
Catastrophe loss ratio	0.5%	4.7%	2.5%				2.3%
Prior year loss development ratio	(2.2)%	(7.2)%	(4.6)%				(4.6)%
Loss ratio	61.9%	53.0%	57.7%				58.4%
Acquisition cost ratio	24.7%	26.8%	25.7%				22.1%
Other underwriting expenses ratio	6.9%	8.2%	7.6%				7.8%
Combined ratio	93.5%	88.0%	91.0%				88.3%
(1)Underwriting ratios are calculated by dividing the related expense by net earned premium.
(2)Insurance & Services MGAs recognize fees for service using revenue from contracts with customers accounting standards, whereas insurance companies recognize acquisition expenses using insurance contract accounting standards. While ultimate revenues and expenses recognized will match, there will be recognition timing differences based on the different accounting standards.

	2023
	Insurance & Services	Reinsurance	Core	Eliminations(2)	Corporate	Segment Measure Reclass	Total
Gross written premium	$2,039.7	$1,271.0	$3,310.7	$—	$116.7	$—	$3,427.4
Net written premium	1,282.7	1,061.0	2,343.7	—	94.2	—	2,437.9
Net earned premium	1,249.2	1,031.4	2,280.6	—	145.6	—	2,426.2
Loss and loss adjustment expenses incurred, net	815.4	490.3	1,305.7	(5.4)	81.0	—	1,381.3
Acquisition costs, net	295.5	252.2	547.7	(137.2)	62.2	—	472.7
Other underwriting expenses	94.3	82.7	177.0	—	19.3	—	196.3
Underwriting income (loss)	44.0	206.2	250.2	142.6	(16.9)	—	375.9
Services revenue	238.6	(1.1)	237.5	(149.6)	—	(87.9)	—
Services expenses	187.8	—	187.8	—	—	(187.8)	—
Net services fee income (loss)	50.8	(1.1)	49.7	(149.6)	—	99.9	—
Services noncontrolling income	(8.5)	—	(8.5)	—	—	8.5	—
Net services income (loss)	42.3	(1.1)	41.2	(149.6)	—	108.4	—
Segment income (loss)	86.3	205.1	291.4	(7.0)	(16.9)	108.4	375.9
Net investment income					283.7	—	283.7
Net realized and unrealized investment losses					(11.0)	—	(11.0)
Other revenues					9.9	87.9	97.8
Loss on settlement and change in fair value of liability-classified instruments					(59.4)	—	(59.4)
Net corporate and other expenses					(70.4)	(187.8)	(258.2)
Intangible asset amortization					(11.1)	—	(11.1)
Interest expense					(64.1)	—	(64.1)
Foreign exchange losses					(34.9)	—	(34.9)
Income before income tax benefit	$86.3	$205.1	291.4	(7.0)	25.8	8.5	318.7
Income tax benefit			—	—	45.0	—	45.0
Net income			291.4	(7.0)	70.8	8.5	363.7
Net income attributable to noncontrolling interests			—	—	(0.4)	(8.5)	(8.9)
Net income available to SiriusPoint			$291.4	$(7.0)	$70.4	$—	$354.8

Attritional losses	$840.7	$618.9	$1,459.6	$(5.4)	$76.5	$—	$1,530.7
Catastrophe losses	1.3	12.2	13.5	—	11.3	—	24.8
Prior year loss reserve development	(26.6)	(140.8)	(167.4)	—	(6.8)	—	(174.2)
Loss and loss adjustment expenses incurred, net	$815.4	$490.3	$1,305.7	$(5.4)	$81.0	$—	$1,381.3

Underwriting Ratios: (1)
Attritional loss ratio	67.3%	60.0%	64.0%				63.1%
Catastrophe loss ratio	0.1%	1.2%	0.6%				1.0%
Prior year loss development ratio	(2.1)%	(13.7)%	(7.3)%				(7.2)%
Loss ratio	65.3%	47.5%	57.3%				56.9%
Acquisition cost ratio	23.7%	24.5%	24.0%				19.5%
Other underwriting expenses ratio	7.5%	8.0%	7.8%				8.1%
Combined ratio	96.5%	80.0%	89.1%				84.5%
(1)Underwriting ratios are calculated by dividing the related expense by net earned premium.
(2)Insurance & Services MGAs recognize fees for service using revenue from contracts with customers accounting standards, whereas insurance companies recognize acquisition expenses using insurance contract accounting standards. While ultimate revenues and expenses recognized will match, there will be recognition timing differences based on the different accounting standards.

The following tables provide a breakdown of net written premium by underwriting location by reportable segment for the years ended December 31, 2025, 2024 and 2023:

	2025
	Insurance & Services	Reinsurance	Corporate	Total
Net written premium by underwriting location:
United States and Canada	$854.6	$493.0	$(11.1)	$1,336.5
United Kingdom and Europe	643.8	449.8	7.2	1,100.8
Bermuda, the Caribbean and Latin America	151.8	184.6	(0.9)	335.5
Total net written premium by underwriting location	$1,650.2	$1,127.4	$(4.8)	$2,772.8

	2024
	Insurance & Services	Reinsurance	Corporate	Total
Net written premium by underwriting location:
United States and Canada	$603.4	$447.5	$(5.8)	$1,045.1
United Kingdom and Europe	467.5	429.9	(6.4)	891.0
Bermuda, the Caribbean and Latin America	165.3	227.3	23.4	416.0
Total net written premium by underwriting location	$1,236.2	$1,104.7	$11.2	$2,352.1

	2023
	Insurance & Services	Reinsurance	Corporate	Total
Net written premium by underwriting location:
United States and Canada	$653.2	$516.6	$92.0	$1,261.8
United Kingdom and Europe	280.7	345.9	4.4	631.0
Bermuda, the Caribbean and Latin America	348.8	198.5	0.7	548.0
Asia and Other	—	—	(2.9)	(2.9)
Total net written premium by underwriting location	$1,282.7	$1,061.0	$94.2	$2,437.9
No contract contributed more than 10% of gross written premium for the years ended December 31, 2025, 2024, and 2023.
5. Cash, cash equivalents, restricted cash and restricted investments
The following table provides a summary of cash and cash equivalents, restricted cash and restricted investments as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$731.2	$682.0
Restricted cash securing letter of credit facilities (1)	69.1	36.5
Restricted cash securing reinsurance contracts (2)	89.3	149.3
Restricted cash held by managing general underwriters	12.8	26.8
Total cash, cash equivalents and restricted cash (3)	902.4	894.6
Restricted investments securing reinsurance contracts and letter of credit facilities (1) (2) (4)	2,040.7	2,215.0
Total cash, cash equivalents, restricted cash and restricted investments	$2,943.1	$3,109.6
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
Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk inherent in a particular valuation technique used to measure fair value, such as a pricing model, and/or the risk inherent in the inputs to the valuation technique. Inputs may be observable or unobservable.
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

The following tables present the Company’s investments measured and reported at fair value, categorized by the level of the fair value hierarchy as of December 31, 2025 and 2024:

	December 31, 2025
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Asset-backed securities	$—	$921.1	$—	$921.1
Residential mortgage-backed securities	—	963.1	—	963.1
Commercial mortgage-backed securities	—	231.9	—	231.9
Corporate debt securities	—	2,198.2	—	2,198.2
U.S. government and government agency	835.7	—	—	835.7
Non-U.S. government and government agency	—	18.6	—	18.6
Total debt securities, available for sale	835.7	4,332.9	—	5,168.6
Asset-backed securities	—	5.9	—	5.9
Residential mortgage-backed securities	—	45.0	—	45.0
Commercial mortgage-backed securities	—	31.9	—	31.9
Corporate debt securities	—	3.7	—	3.7
U.S. government and government agency	3.8	—	—	3.8
Total debt securities, trading	3.8	86.5	—	90.3
Short-term investments	28.3	—	—	28.3
Other long-term investments	—	5.2	82.9	88.1
Derivative assets	—	—	14.4	14.4
	$867.8	$4,424.6	$97.3	5,389.7
Cost and equity method investments				69.3
Investments in funds valued at NAV				157.7
Total assets				$5,616.7
Liabilities
Derivative liabilities	$—	$—	$9.0	$9.0
Total liabilities	$—	$—	$9.0	$9.0

	December 31, 2024
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Asset-backed securities	$—	$1,149.7	$—	$1,149.7
Residential mortgage-backed securities	—	973.8	—	973.8
Commercial mortgage-backed securities	—	224.5	—	224.5
Corporate debt securities	—	1,899.9	—	1,899.9
U.S. government and government agency	859.0	—	—	859.0
Non-U.S. government and government agency	—	24.1	—	24.1
Total debt securities, available for sale	859.0	4,272.0	—	5,131.0
Asset-backed securities	—	53.1	—	53.1
Residential mortgage-backed securities	—	48.7	—	48.7
Commercial mortgage-backed securities	—	51.8	—	51.8
Corporate debt securities	—	4.6	—	4.6
U.S. Government and government agency	4.0	—	—	4.0
Total debt securities, trading	4.0	158.2	—	162.2
Short-term investments	73.6	22.2	—	95.8
Other long-term investments	0.3	3.0	86.6	89.9
Derivative assets	—	—	0.9	0.9
	$936.9	$4,455.4	$87.5	5,479.8
Cost and equity method investments				64.7
Investments in funds valued at NAV				161.9
Total assets				$5,706.4
Liabilities
Derivative liabilities	$—	$—	$14.3	$14.3
Total liabilities	$—	$—	$14.3	$14.3
During the years ended December 31, 2025 and December 31, 2024 the Company did not reclassify its assets or liabilities between Levels 2 and 3.
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
For strategic investments carried at fair value, management either engages a third-party valuation specialist to assist in determination of the fair value based on commonly accepted valuation methods (i.e., income approach, market approach) as of the valuation date or performs valuation internally. In addition, investors’ fair value analyses prepared by third party valuation specialists working with strategic investment operating management are referenced where available. Where criteria to be accounted for under the equity method is not met, we have elected to value our strategic investments at the cost adjusted for market observable events less impairment method, a measurement alternative in which the investment is measured at cost and remeasured to fair value when determined to be impaired or upon observable transaction prices becoming available.
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

The following tables present the reconciliation of all investments measured at fair value using Level 3 inputs for the years ended December 31, 2025 and 2024:

	January 1, 2025	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains (Losses) (1)	December 31, 2025
Assets
Other long-term investments	$86.6	$—	$—	$(1.0)	$(2.7)	$82.9
Derivative assets	0.9	—	—	(0.2)	13.7	14.4
Total assets	$87.5	$—	$—	$(1.2)	$11.0	$97.3
Liabilities
Derivative liabilities	$(14.3)	$—	$—	$5.2	$0.1	$(9.0)
Total liabilities	$(14.3)	$—	$—	$5.2	$0.1	$(9.0)

	January 1, 2024	Transfers in to (out of) Level 3	Purchases	Sales	Realized and Unrealized Gains (Losses) (1)	December 31, 2024
Assets
Other long-term investments	$169.7	$—	$—	$—	$(83.1)	$86.6
Derivative assets	15.7	—	—	—	(14.8)	0.9
Total assets	$185.4	$—	$—	$—	$(97.9)	$87.5
Liabilities
Liability-classified capital instruments	$(67.3)	$—	$—	$215.8	$(148.5)	$—
Derivative liabilities	(6.4)	—	—	1.1	(9.0)	(14.3)
Total liabilities	$(73.7)	$—	$—	$216.9	$(157.5)	$(14.3)
(1)Total change in realized and unrealized gains (losses) recorded on Level 3 financial instruments is included in total net investment income and net realized and unrealized investment losses in the consolidated statements of income. Realized and unrealized gains (losses) related to underwriting-related derivative assets and liabilities are included in other underwriting expenses, net of foreign exchange (gains) losses, in the consolidated statements of income. Realized and unrealized gains (losses) on liability-classified capital instruments are included in loss on settlement and change in fair value of liability-classified capital instruments, in the consolidated statements of income.
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
The following table includes financial instruments for which the carrying value differs from the estimated fair values as of December 31, 2025 and 2024. The fair values of the below financial instruments are based on observable inputs and are considered Level 2 measurements.

	December 31, 2025		December 31, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
2024 Senior Notes	$424.2	$396.0	$411.2	$394.8
2017 SEK Subordinated Notes	293.3	292.6	228.7	244.3
Series B preference shares	$202.2	$200.0	$206.0	$200.0
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

Debt securities
The following tables provide the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses), and fair value of the Company's debt securities as of December 31, 2025 and 2024:

	December 31, 2025
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Fair value
Debt securities, available for sale
Asset-backed securities	$917.1	$7.3	$(3.3)	$—	$921.1
Residential mortgage-backed securities	950.1	17.7	(4.7)	—	963.1
Commercial mortgage-backed securities	231.3	3.1	(2.5)	—	231.9
Corporate debt securities	2,170.8	32.3	(2.4)	(2.5)	2,198.2
U.S. government and government agency	830.5	5.6	(0.4)	—	835.7
Non-U.S. government and government agency	18.5	0.2	—	(0.1)	18.6
Total debt securities, available for sale (1)	$5,118.3	$66.2	$(13.3)	$(2.6)	$5,168.6
Debt securities, trading
Asset-backed securities	$8.3	$—	$(2.4)	$—	$5.9
Residential mortgage-backed securities	50.7	0.1	(5.8)	—	45.0
Commercial mortgage-backed securities	34.6	0.4	(3.1)	—	31.9
Corporate debt securities	17.1	—	(13.4)	—	3.7
U.S. government and government agency	3.9	—	(0.1)	—	3.8
Total debt securities, trading	$114.6	$0.5	$(24.8)	$—	$90.3

	December 31, 2024
	Cost or amortized cost	Gross unrealized gains	Gross unrealized (losses)	Net foreign currency losses	Fair value
Debt securities, available for sale
Asset-backed securities	$1,142.7	$11.2	$(4.2)	$—	$1,149.7
Residential mortgage-backed securities	985.8	8.3	(20.3)	—	973.8
Commercial mortgage-backed securities	224.2	1.4	(1.1)	—	224.5
Corporate debt securities	1,905.2	9.1	(10.4)	(4.0)	1,899.9
U.S. government and government agency	861.0	2.2	(4.2)	—	859.0
Non-U.S. government and government agency	24.9	0.1	—	(0.9)	24.1
Total debt securities, available for sale (1)	$5,143.8	$32.3	$(40.2)	$(4.9)	$5,131.0
Debt securities, trading
Asset-backed securities	$54.7	$—	$(1.6)	$—	$53.1
Residential mortgage-backed securities	56.4	—	(7.7)	—	48.7
Commercial mortgage-backed securities	56.8	0.5	(5.5)	—	51.8
Corporate debt securities	15.1	0.1	(10.6)	—	4.6
U.S. government and government agency	4.3	—	(0.3)	—	4.0
Total debt securities, trading	$187.3	$0.6	$(25.7)	$—	$162.2
(1)As of December 31, 2025, the Company did not record an allowance for credit losses on the AFS portfolio (December 31, 2024 - $1.1 million).

As of December 31, 2025, 379 unique debt securities classified as AFS were in a gross unrealized loss position for greater than 12 months (December 31, 2024 - 518 unique debt securities). Refer to the tables below for the Company’s breakdown of AFS debt securities in a gross unrealized loss position as of December 31, 2025 and December 31, 2024.

	December 31, 2025
	12 months or less		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Debt securities, available for sale
Asset-backed securities	$184.5	$(1.5)	$20.6	$(1.8)	$205.1	$(3.3)
Residential mortgage-backed securities	84.5	(0.5)	190.5	(4.2)	275.0	(4.7)
Commercial mortgage-backed securities	46.2	(1.2)	9.0	(1.3)	55.2	(2.5)
Corporate debt securities	309.4	(1.8)	54.5	(0.6)	363.9	(2.4)
U.S. government and government agency	107.9	(0.1)	42.2	(0.2)	150.1	(0.3)
Non-U.S. government and government agency	7.1	—	—	—	7.1	—
Total debt securities, available for sale	$739.6	$(5.1)	$316.8	$(8.1)	$1,056.4	$(13.2)

	December 31, 2024
	12 months or less		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Debt securities, available for sale
Asset-backed securities	$180.4	$(1.8)	$23.8	$(2.4)	$204.2	$(4.2)
Residential mortgage-backed securities	437.4	(7.9)	223.9	(12.4)	661.3	(20.3)
Commercial mortgage-backed securities	67.4	(0.7)	7.5	(0.4)	74.9	(1.1)
Corporate debt securities	738.5	(10.0)	46.8	(0.4)	785.3	(10.4)
U.S. government and government agency	247.2	(3.0)	62.7	(1.2)	309.9	(4.2)
Total debt securities, available for sale	$1,670.9	$(23.4)	$364.7	$(16.8)	$2,035.6	$(40.2)
The weighted average duration of the Company's debt securities, net of short positions in U.S. treasuries, as of December 31, 2025 was approximately 3.2 years, including short-term investments (December 31, 2024 - approximately 3.1 years).
The following table provides the cost or amortized cost and fair value of the Company's debt securities bifurcated into debt securities held for trading and AFS as of December 31, 2025 and 2024 by contractual maturity. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	December 31, 2025				December 31, 2024
	Debt securities, AFS		Debt securities, trading		Debt securities, AFS		Debt securities, trading
	Cost or amortized cost	Fair value	Cost or amortized cost	Fair value	Cost or amortized cost	Fair value	Cost or amortized cost	Fair value
Due in one year or less	$202.6	$203.9	$4.1	$3.9	$449.3	$448.2	$0.5	$0.5
Due after one year through five years	1,954.5	1,974.7	2.4	2.3	1,648.0	1,646.7	6.7	6.3
Due after five years through ten years	713.7	723.6	—	—	589.5	586.2	0.3	0.3
Due after ten years	149.1	150.4	14.5	1.2	104.3	101.9	11.9	1.6
Mortgage-backed and asset-backed securities	2,098.4	2,116.0	93.6	82.9	2,352.7	2,348.0	167.9	153.5
Total debt securities	$5,118.3	$5,168.6	$114.6	$90.3	$5,143.8	$5,131.0	$187.3	$162.2

The following table summarizes the ratings and fair value of debt securities held in the Company's investment portfolio as of December 31, 2025 and 2024. Credit ratings are assigned based on ratings provided by nationally recognized statistical rating organizations.

	December 31, 2025		December 31, 2024
	Debt securities, AFS	Debt securities, trading	Debt securities, AFS	Debt securities, trading
AAA	$657.2	$20.9	$808.5	$74.0
AA	2,143.8	38.3	2,227.9	54.0
A	1,413.6	10.8	1,375.0	6.9
BBB	871.7	17.8	659.2	24.2
Other	82.3	2.5	60.4	3.1
Total debt securities	$5,168.6	$90.3	$5,131.0	$162.2
As of December 31, 2025, the above totals included $228.8 million of securities collateralized by sub-prime assets. Of this total, $107.0 million were rated AAA, $42.6 million were rated AA, $15.7 million were rated A, $58.6 million were rated BBB, and $4.9 million were unrated. As of December 31, 2024, the above totals included $161.2 million of securities collateralized by sub-prime assets. Of this total, $94.9 million were rated AAA, $31.8 million were rated AA, $8.2 million were rated A, $24.9 million were rated BBB and $1.4 million were unrated.
Other long-term investments
The cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses), and fair values of the Company’s other long-term investments as of December 31, 2025 and 2024 were as follows:

	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Fair value
December 31, 2025
Other long-term investments	$421.9	$35.1	$(143.3)	$1.4	$315.1
December 31, 2024
Other long-term investments	$438.2	$37.5	$(162.7)	$3.5	$316.5
The Company holds investments in hedge funds and private equity funds, which are included in other long-term investments. The following table presents the carrying value of other long-term investments as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Hedge funds and private equity funds (1) (2)	$185.3	$186.0
Strategic investments (2)	102.2	105.0
Other investments (2)	27.6	25.5
Total other long-term investments	$315.1	$316.5
(1)Includes $156.8 million on of investments carried at NAV (December 31, 2024 - $182.8 million) and no investments classified as Level 3 (December 31, 2024 - no investments classified as Level 3) within the fair value hierarchy.
(2)As of December 31, 2025, the Company had $58.5 million of unfunded commitments relating to these investments (December 31, 2024 - $36.1 million).

The Company’s other long-term investments may be accounted for under either the equity method (“equity method investments”) or the fair value option (“equity method eligible unconsolidated entities, using the fair value option”). The following table presents the components of other long-term investments as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Equity method eligible unconsolidated entities, using the fair value option	$66.3	$66.6
Equity method investments	33.1	26.1
Other unconsolidated investments, at fair value (1)	179.5	185.2
Other unconsolidated investments, at cost (2)	36.2	38.6
Total other long-term investments	$315.1	$316.5
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
8. Total net investment income and net realized and unrealized investment losses
Net investment income and net realized and unrealized investment losses for the years ended December 31, 2025, 2024 and 2023 consisted of the following:

	2025	2024	2023
Debt securities, available for sale	$253.5	$270.5	$181.6
Debt securities, trading	9.5	9.2	66.1
Short-term investments	1.6	10.0	29.3
Other long-term investments	(4.3)	(62.5)	(21.1)
Derivative instruments	(0.2)	(2.0)	4.8
Net investment income and realized and unrealized investment gains (losses) before other investment expenses and investment income (loss) on cash and cash equivalents	260.1	225.2	260.7
Investment expenses	(19.4)	(29.9)	(16.1)
Net investment income on cash and cash equivalents	31.2	29.3	28.1
Total net investment income and net realized and unrealized investment losses	$271.9	$224.6	$272.7
Net realized and unrealized losses on investments
Net realized and unrealized investment losses for the years ended December 31, 2025, 2024 and 2023 consisted of the following:

	2025	2024	2023
Gross realized gains	$23.4	$25.8	$148.3
Gross realized losses	(46.5)	(49.1)	(189.0)
Net realized losses on investments	(23.1)	(23.3)	(40.7)
Net unrealized gains (losses) on investments	20.2	(55.7)	29.7
Net realized and unrealized investment losses ⁽¹⁾⁽²⁾	$(2.9)	$(79.0)	$(11.0)
(1)Excludes unrealized gains (losses) from available for sale investments, net of tax.
(2)Includes net realized and unrealized losses of $2.1 million from related party investments included in other long-term investments for the year ended December 31, 2025 (2024 - $51.9 million and 2023 - $10.0 million).

Net realized investment losses
Net realized investment losses for the years ended December 31, 2025, 2024 and 2023 consisted of the following:

	2025	2024	2023
Debt securities, available for sale	$3.8	$(9.6)	$(10.0)
Debt securities, trading	(1.7)	(7.9)	(42.0)
Short-term investments	0.2	0.6	(1.4)
Derivative instruments	—	(0.8)	—
Other long-term investments	(24.8)	(5.2)	8.9
Net investment income (loss) on cash and cash equivalents	(0.6)	(0.4)	3.8
Net realized investment losses	$(23.1)	$(23.3)	$(40.7)
Net realized investment gains (losses) for Other long-term investments for the years ended December 31, 2025, 2024 and 2023 consisted of the following:

	2025	2024	2023
Hedge funds and private equity funds	$(6.6)	$4.9	$8.1
Strategic investments	(18.2)	(10.6)	0.8
Other investments	—	0.5	—
Net realized investment gains (losses) on Other long-term investments	$(24.8)	$(5.2)	$8.9
Net unrealized investment gains (losses)
Net unrealized investment gains (losses) for the years ended December 31, 2025, 2024 and 2023 consisted of the following:

	2025	2024	2023
Debt securities, trading	$3.0	$6.4	$62.3
Short-term investments	(0.2)	(0.5)	1.7
Other long-term investments	15.3	(60.3)	(40.5)
Derivative instruments	(0.2)	(1.2)	4.8
Net investment income (loss) on cash and cash equivalents	2.3	(0.1)	1.4
Net unrealized investment gains (losses)	$20.2	$(55.7)	$29.7
Net unrealized investment gains (losses) for Other long-term investments for the years ended December 31, 2025, 2024 and 2023 consisted of the following:

	2025	2024	2023
Hedge funds and private equity funds	$3.1	$19.0	$0.7
Strategic investments	13.1	(70.5)	(41.0)
Other investments	(0.9)	(9.6)	—
Net unrealized investment gains (losses) on Other long-term investments	$15.3	$(61.1)	$(40.3)
The following table summarizes the amount of total gains (losses) included in earnings attributable to unrealized investment gains (losses) – Level 3 investments for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Debt securities, trading	$—	$—	$(0.8)
Other long-term investments	5.7	(78.1)	(25.2)
Total unrealized investment gains (losses) – Level 3 investments	$5.7	$(78.1)	$(26.0)

9. Derivatives
The Company holds derivatives for both risk management and investment purposes.
Foreign currency risk derivatives
The Company executes foreign currency forwards, swaps, and futures to manage foreign currency exposure. The foreign currency exchange rate derivatives are not designated or accounted for under hedge accounting. The fair value of the swaps and forwards are estimated using a single broker quote, and accordingly, are classified as a Level 3 measurement. The fair value of the futures is widely available and have quoted prices in active markets, and accordingly, were classified as a Level 1 measurement. As of December 31, 2025, the Company pledged no securities collateral associated with the foreign currency derivatives (December 31, 2024 - none). Securities pledged as collateral are included in debt securities, available for sale, in the Company’s consolidated balance sheets.
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
Credit Default Swap
Credit default swaps protect the buyer against the loss of principal on one or more underlying bonds, loans, or mortgages in the event the issuer suffers a credit event. The Company provides its clients with protection against financial non-performance of a subsidiary. The fair value of the swap is estimated using a single broker quote, and accordingly, is classified as a Level 3 measurement. As of December 31, 2025, the Company has $15.0 million pledges in securities collateral associated with the credit default swap (December 31, 2024 - $9.9 million). Securities pledged as collateral are included in debt securities, available for sale, in the Company’s consolidated balance sheets.

The following table summarizes information on the classification and amount of the fair value of derivatives not designated as hedging instruments within the Company's consolidated balance sheets as of December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
Derivatives not designated as hedging instruments	Derivative assets at fair value(1)	Derivative liabilities at fair value(2)	Notional Value	Derivative assets at fair value(1)	Derivative liabilities at fair value(2)	Notional Value
Foreign currency forwards	$13.8	$3.6	$853.7	$0.9	$3.3	$768.6
Weather derivatives	—	—	—	—	5.6	3.7
Interest rate swaps	—	—	29.8	—	—	29.8
Credit default swap	0.6	—	73.1	—	0.5	49.1
Reinsurance contracts accounted for as derivatives	$—	$5.4	$77.7	$—	$4.9	$100.1
(1)Derivative assets are classified within Other assets in the Company's consolidated balance sheets.
(2)Derivative liabilities are classified within Other liabilities in the Company's consolidated balance sheets.
The following table summarizes information on the classification and net impact on earnings, recognized in the Company's consolidated statements of income relating to derivatives during the years ended December 31, 2025, 2024 and 2023:

Derivatives not designated as hedging instruments	Classification of gains (losses) recognized in earnings	2025	2024	2023
Foreign currency forwards	Foreign exchange (gains) losses	$73.9	$50.4	$0.8
Weather derivatives	Other revenues	1.9	1.2	2.6
Foreign currency swaps	Foreign exchange (gains) losses	—	—	(3.7)
Interest rate swaps	Net realized and unrealized investment losses	(0.6)	2.0	4.8
Credit default swap	Net realized and unrealized investment losses	—	—	0.1
Reinsurance contracts accounted for as derivatives	Other revenues	$(0.4)	$0.3	$—
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
Alstead Reinsurance Company (“Alstead Re”) is considered a VIE and the Company has concluded that it is the primary beneficiary of Alstead Re because the Company can exercise control over the activities that most significantly impact the economic performance of Alstead Re. As a result, the Company has consolidated the results of Alstead Re in its consolidated financial statements. As of December 31, 2025, Alstead Re’s assets and liabilities included in the Company’s consolidated balance sheets were $6.8 million and $0.9 million, respectively (December 31, 2024 - $6.3 million and $0.8 million, respectively).
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
Effective June 30, 2024, the Company deconsolidated Arcadian when the Company’s management and Arcadian consented to certain amendments to the shareholders’ agreement and termination of the unsecured promissory note which resulted in the

Company ceasing to have control over Arcadian. On June 30, 2024, the Company accounted for its retained equity investment in Arcadian under the equity method of accounting and recorded its noncontrolling interest in Arcadian at an estimated fair value of approximately $115.0 million, which was determined by an independent valuation specialist, in Other assets in the Company’s consolidated balance sheets. A gain of $95.9 million was recognized by the Company during the year ended December 31, 2024 as a result of deconsolidation, which was recorded in Other revenues in the Company’s consolidated income statement. During the year ended December 31, 2025, the Company recorded its share of net income in Other revenues in its consolidated income statement. The Company’s ownership in Arcadian remained 49% as of December 31, 2025.
On October 3, 2025 the Company entered into an agreement to sell its 49% equity stake in Arcadian to Lee Equity Partners and on January 30, 2026, the transaction closed following the satisfaction of customary closing conditions. See Note 23 - “Subsequent events” for further details on the sale.
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
Alta Signa Holdings (“Alta Signa”) is considered a VOE and the Company holds a majority of the voting interests through its seats on Alta Signa’s board of directors. As a result, the Company has consolidated the results of Alta Signa in its consolidated financial statements. The Company’s ownership in Alta Signa as of December 31, 2025 was 75.1%. As of December 31, 2025, Alta Signa’s assets and liabilities, before intercompany eliminations, included in the Company’s consolidated balance sheets were $1.8 million and $1.3 million, respectively (December 31, 2024 - $1.8 million and $0.8 million, respectively).
Noncontrolling interests
Noncontrolling interests represent the portion of equity in consolidated subsidiaries not attributable, directly or indirectly, to the Company. The following table is a reconciliation of the beginning and ending carrying amount of noncontrolling interests for the years ended December 31, 2025 and 2024:

	2025	2024
Balance, beginning of period	$1.4	$16.7
Net income attributable to noncontrolling interests	0.5	2.5
Contributions (redemptions)	(0.8)	(0.3)
Derecognition of noncontrolling interest(1)	—	(17.5)
Balance, end of period	$1.1	$1.4
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

The following table presents total assets of unconsolidated VIEs in which the Company holds a variable interest, as well as the maximum exposure to loss associated with these VIEs as of December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
Debt securities, available for sale	$54.1	$78.8	$21.1	$79.3
Other long-term investments (2)	210.1	293.9	202.7	267.2
	$264.2	$372.7	$223.8	$346.5
(1)Maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments.
(2)Includes investments in related parties, which are also VIEs and are discussed below.
Third Point Enhanced LP
As of December 31, 2025, the Company and Third Point Advisors LLC (“TP GP”) hold interests of approximately 89.0% and 11.0%, respectively, of the net asset value of TP Enhanced Fund. As a result, both entities hold significant financial interests in TP Enhanced Fund. However, TP GP controls all of the investment decision-making authority and the Company does not have the power to direct the activities which most significantly impact the economic performance of TP Enhanced Fund. As a result, the Company is not considered the primary beneficiary and does not consolidate TP Enhanced Fund. The Company has no unfunded commitments on this investment and its maximum exposure to loss corresponds to the carrying amount, which is included in Other long-term investments in the table above.
On February 28, 2025, the Company provided notice to Third Point LLC of its intent to redeem all of its capital accounts for TP Enhanced Fund. The redemptions will occur over time and may be in cash or underlying investments.
Investment in Third Point Venture Offshore Fund I LP
Third Point Venture GP LLC controls all of the investment decision-making authority of the Third Point Venture Offshore Fund I LP (“TP Venture Fund”). The Company does not have the power to direct the activities which most significantly impact the economic performance of the TP Venture Fund. As of December 31, 2025, the Company’s maximum exposure to loss on this investment corresponds to the carrying amount plus unfunded commitments of $7.1 million (December 31, 2024 - $9.3 million), which is included in Other long-term investments in the table above.
Investment in Third Point Venture Offshore Fund II LP
Third Point Venture GP II LLC controls all of the investment decision-making authority of the Third Point Venture Offshore Fund II LP (“TP Venture Fund II”). The Company does not have the power to direct the activities which most significantly impact the economic performance of the TP Venture Fund II. The Company’s maximum exposure to loss corresponds to the value of its investment in TP Venture Fund II. As of December 31, 2025, the Company’s maximum exposure to loss on this investment corresponds to the carrying amount plus unfunded commitments of $18.2 million (December 31, 2024 - $19.7 million), which is included in Other long-term investments in the table above.
Investment in Third Point Insurance Solutions Fund I LLC
On July 18, 2025, the Company entered into an agreement to purchase up to $25 million of securities issued by Third Point Insurance Solutions Fund I LLC (“TP ISF”). TP GP ultimately controls all of the investment decision-making authority and the Company does not have the power to direct the activities which most significantly impact the economic performance of TP ISF. As a result, the Company is not considered the primary beneficiary and does not consolidate TP ISF.

11. Loss and loss adjustment expense reserves
As of December 31, 2025 and 2024, loss and loss adjustment expense reserves in the consolidated balance sheets was comprised of the following:

	December 31, 2025	December 31, 2024
Case loss and loss adjustment expense reserves	$1,882.1	$1,856.0
Incurred but not reported loss and loss adjustment expense reserves	3,847.5	3,732.9
Unallocated loss adjustment expense reserves	52.9	65.0
	$5,782.5	$5,653.9
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

Loss Portfolio Transfers
Workers’ Compensation Loss Portfolio Transfer
On October 1, 2024, SiriusPoint America, a subsidiary of the Company, and Clarendon National Insurance Company (“Clarendon National”), an insurer domiciled in Texas and an affiliate of Enstar Group Limited, a Bermuda exempted company (“Enstar”) entered into a Loss Portfolio Transfer Reinsurance Agreement (the “2024 LPT”), pursuant to which SiriusPoint America cedes and Clarendon National assumes 100% of the net liability with respect to certain workers’ compensation insurance exposures of SiriusPoint America on a funds withheld basis.
The transaction price of approximately $400 million covered SiriusPoint loss and unearned premium reserves, including commuted liabilities, and the reinsurance premium as of the December 31, 2023 valuation date. The subject loss reserves are included in Loss and loss adjustment expenses recoverable in the Company’s consolidated balance sheets. Following the commutation of certain liabilities, the Company recognized a loss of $20.1 million at the effective date of October 1, 2024. The agreement between SiriusPoint America and Clarendon National is on a funds withheld basis, and the funds withheld liability (including reinsurance premium) of $213.6 million as of December 31, 2025 is included within Reinsurance balances payable in the Company’s consolidated balance sheets. The aggregate limit under the 2024 LPT is 150% of the premium paid.
SiriusPoint International Loss Portfolio Transfer
On March 2, 2023, the Company agreed, subject to applicable regulatory approvals and other closing conditions, to enter into a loss portfolio transfer transaction (the “2023 LPT”), on a funds withheld basis, with Pallas Reinsurance Company Ltd., a subsidiary of the Compre Group, an insurance and reinsurance legacy specialist. The transaction covered loss reserves ceded initially estimated at $1.3 billion as of the valuation date of September 30, 2022, which were reduced to $905.6 million as of June 30, 2023 at closing, as a result of paid losses and favorable prior accident year reserve development recognized during the interim period. As of December 31, 2025, the Company recorded funds held payable of $369.8 million in Reinsurance balances payable and reinsurance recoverable of $375.8 million. The 2023 LPT comprises several classes of business from 2021 and prior underwriting years. The aggregate limit under the 2023 LPT is 130% of roll forward reserves at the inception of the contract.

Roll forward of loss and loss adjustment expense reserves
The following table represents the activity in the loss and loss adjustment expense reserves for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Gross reserves for loss and loss adjustment expenses, beginning of period	$5,653.9	$5,608.1	$5,268.7
Less: loss and loss adjustment expenses recoverable, beginning of period	(2,315.3)	(2,295.1)	(1,376.2)
Less: deferred gains (charges) on retroactive reinsurance contracts (2)	8.5	27.5	(1.0)
Net reserves for loss and loss adjustment expenses, beginning of period	3,347.1	3,340.5	3,891.5
Net reserves for loss and loss adjustment expenses transferred (1)	—	(291.4)	(758.3)
Increase (decrease) in net loss and loss adjustment expenses incurred in respect of losses occurring in:
Current year	1,593.3	1,476.4	1,555.5
Prior years	(73.8)	(107.9)	(174.2)
Total incurred loss and loss adjustment expenses	1,519.5	1,368.5	1,381.3
Net loss and loss adjustment expenses paid in respect of losses occurring in:
Current year	(449.3)	(324.3)	(347.4)
Prior years	(787.5)	(710.9)	(837.3)
Total net paid losses	(1,236.8)	(1,035.2)	(1,184.7)
Foreign currency translation	50.4	(35.3)	10.7
Net reserves for loss and loss adjustment expenses, end of period	3,680.2	3,347.1	3,340.5
Plus: loss and loss adjustment expenses recoverable, end of period	2,102.3	2,315.3	2,295.1
Plus: deferred (gains) charges on retroactive reinsurance contracts (2)	—	(8.5)	(27.5)
Gross reserves for loss and loss adjustment expenses, end of period	$5,782.5	$5,653.9	$5,608.1
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
For the year ended December 31, 2025, the Company recorded $73.8 million of net favorable prior year loss reserve development primarily driven by favorable development in Property, mainly from reserve releases relating to prior year’s catastrophe events, as well as favorable development in A&H, due to lower than expected reported attritional losses.
For the year ended December 31, 2024, the Company recorded $107.9 million of net favorable prior year loss reserve development primarily resulting from favorable development in Reinsurance, mainly in Property and Other Specialties from reserve releases relating to prior year’s catastrophe events, as well as favorable development in Insurance & Services, mainly in A&H due to lower than expected reported attritional losses.
For the year ended December 31, 2023, the Company recorded $174.2 million of net favorable prior years loss reserve development primarily resulting from management reflecting the continued favorable reported loss emergence through December 31, 2023 in its best estimate of reserves, which was further validated by the pricing of the 2023 LPT from external reinsurers, and a reduction in unallocated loss adjustment expense reserves related to the claims that will no longer be managed by SiriusPoint under the terms of the 2023 LPT, which represents $127.8 million of the favorable loss development, in addition to favorable prior year loss reserve development in A&H.
The Company manages its business on the basis of two operating segments, Insurance & Services and Reinsurance. The Company has disaggregated its loss information presented in the tables below by line of business in each segment. The Company has presented the below development tables for all accident years shown using exchange rates as at December 31, 2025. All accident years prior to the current year have been restated and presented using the current year exchange rate. The Company has also excluded business subject to the 2024 LPT and 2023 LPT in the tables below, given their size and purpose in the organizational restructuring, as well as the distortive nature of the LPTs on loss development.

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
Insurance & Services
The following tables provide a breakdown of the Company’s loss and allocated loss adjustment expenses incurred, net and net loss and allocated loss adjustment expenses paid by accident year by line of business for the Company’s Insurance & Services segment for the year ended December 31, 2025. The information related to loss and allocated loss adjustment expenses incurred, net and net loss and allocated loss adjustment expenses paid for the years ended December 31, 2016 through 2024 is presented as supplementary information and is unaudited:
A&H

Loss and allocated loss adjustment expenses incurred, net
Accident year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	IBNR loss and ALAE reserves, net
	<---------------------------------------------------------- Unaudited ---------------------------------------------------------->
2016	$85.2	$88.0	$84.4	$83.2	$83.2	$82.8	$82.9	$82.8	$82.9	$82.9	$—
2017	—	94.3	88.4	82.2	80.5	80.5	80.8	81.0	81.1	81.1	—
2018	—	—	100.0	99.8	98.7	97.7	97.7	97.8	97.8	97.8	—
2019	—	—	—	149.9	147.5	142.6	142.1	141.2	141.0	141.0	—
2020	—	—	—	—	147.5	146.0	139.6	136.0	136.2	136.2	0.1
2021	—	—	—	—	—	142.5	135.3	127.2	126.6	124.3	—
2022	—	—	—	—	—	—	280.0	265.6	247.7	236.4	(1.1)
2023	—	—	—	—	—	—	—	408.9	395.8	377.3	9.0
2024	—	—	—	—	—	—	—	—	416.5	419.0	68.6
2025	—	—	—	—	—	—	—	—	—	486.7	242.6
Total										$2,182.7	$319.2

Cumulative net losses and allocated loss adjustment expenses paid
Accident year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	<---------------------------------------------------------- Unaudited ---------------------------------------------------------->
2016	$50.2	$78.0	$81.9	$82.4	$82.5	$82.2	$82.2	$82.1	$82.9	$82.9
2017	—	58.8	75.3	80.7	80.8	81.1	81.2	81.3	81.1	81.1
2018	—	—	66.9	89.8	98.1	98.3	98.4	98.3	97.9	97.8
2019	—	—	—	99.4	134.0	139.7	140.5	140.6	141.0	141.0
2020	—	—	—	—	81.2	125.2	133.3	133.5	136.3	136.3
2021	—	—	—	—	—	85.0	117.2	123.5	124.3	124.3
2022	—	—	—	—	—	—	139.0	216.6	234.6	239.5
2023	—	—	—	—	—	—	—	205.6	333.0	360.0
2024	—	—	—	—	—	—	—	—	201.4	334.2
2025	—	—	—	—	—	—	—	—	—	204.2
Total										$1,801.3
Net reserves for loss and allocated loss adjustment expenses from 2016 to 2025										381.4
Net reserves for loss and allocated loss adjustment expenses prior to 2016										0.1
A&H - net reserves for loss and allocated loss adjustment expenses, end of year										$381.5

Casualty

Loss and allocated loss adjustment expenses incurred, net
Accident year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	IBNR loss and ALAE reserves, net
	<---------------------------------------------------------- Unaudited ---------------------------------------------------------->
2016	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2017	—	—	—	—	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	—	—	—	—	—
2019	—	—	—	—	—	—	—	—	—	—	—
2020	—	—	—	—	1.0	0.8	0.9	0.7	1.0	1.5	0.5
2021	—	—	—	—	—	51.8	51.7	55.9	49.3	36.8	12.2
2022	—	—	—	—	—	—	140.4	132.3	127.8	134.9	86.5
2023	—	—	—	—	—	—	—	199.2	199.6	202.9	131.8
2024	—	—	—	—	—	—	—	—	255.1	256.8	174.5
2025	—	—	—	—	—	—	—	—	—	278.0	241.2
Total										$910.9	$646.7

Cumulative net losses and allocated loss adjustment expenses paid
Accident year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	<---------------------------------------------------------- Unaudited ---------------------------------------------------------->
2016	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2017	—	—	—	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	—	—	—	—
2019	—	—	—	—	—	—	—	—	—	—
2020	—	—	—	—	—	0.3	0.4	0.4	0.9	0.9
2021	—	—	—	—	—	0.8	6.9	10.9	19.6	22.6
2022	—	—	—	—	—	—	4.8	3.3	15.0	33.2
2023	—	—	—	—	—	—	—	8.9	38.2	58.1
2024	—	—	—	—	—	—	—	—	15.3	41.5
2025	—	—	—	—	—	—	—	—	—	17.6
Total										$173.9
Net reserves for loss and allocated loss adjustment expenses from 2016 to 2025										737.0
Net reserves for loss and allocated loss adjustment expenses prior to 2016										—
Casualty - net reserves for loss and allocated loss adjustment expenses, end of year										$737.0

Other Specialties

Loss and allocated loss adjustment expenses incurred, net
Accident year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	IBNR loss and ALAE reserves, net
	<---------------------------------------------------------- Unaudited ---------------------------------------------------------->
2016	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2017	—	—	—	—	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	—	—	—	—	—
2019	—	—	—	—	—	—	—	—	—	—	—
2020	—	—	—	—	—	—	—	—	—	—	—
2021	—	—	—	—	—	7.1	9.0	10.0	9.7	9.6	0.8
2022	—	—	—	—	—	—	21.2	22.5	24.1	24.3	8.5
2023	—	—	—	—	—	—	—	29.9	42.2	41.1	7.9
2024	—	—	—	—	—	—	—	—	30.0	30.3	19.7
2025	—	—	—	—	—	—	—	—	—	58.9	38.3
Total										$164.2	$75.2

Cumulative net losses and allocated loss adjustment expenses paid
Accident year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	<---------------------------------------------------------- Unaudited ---------------------------------------------------------->
2016	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2017	—	—	—	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	—	—	—	—
2019	—	—	—	—	—	—	—	—	—	—
2020	—	—	—	—	—	—	—	—	—	—
2021	—	—	—	—	—	0.7	6.3	8.4	8.6	8.7
2022	—	—	—	—	—	—	7.5	13.6	15.5	15.9
2023	—	—	—	—	—	—	—	3.1	5.3	32.0
2024	—	—	—	—	—	—	—	—	3.1	7.8
2025	—	—	—	—	—	—	—	—	—	16.0
Total										$80.4
Net reserves for loss and allocated loss adjustment expenses from 2016 to 2025										83.8
Net reserves for loss and allocated loss adjustment expenses prior to 2016										—
Other Specialties - net reserves for loss and allocated loss adjustment expenses, end of year										$83.8

Property Other

Loss and allocated loss adjustment expenses incurred, net
Accident year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	IBNR loss and ALAE reserves, net
	<---------------------------------------------------------- Unaudited ---------------------------------------------------------->
2016	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2017	—	—	—	—	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	—	—	—	—	—
2019	—	—	—	—	—	—	—	—	—	—	—
2020	—	—	—	—	1.6	1.4	1.4	0.7	0.7	0.6	0.1
2021	—	—	—	—	—	4.2	2.7	2.8	2.6	2.7	0.9
2022	—	—	—	—	—	—	10.4	11.5	10.1	8.7	0.3
2023	—	—	—	—	—	—	—	19.8	17.2	17.1	3.0
2024	—	—	—	—	—	—	—	—	43.7	34.6	10.5
2025	—	—	—	—	—	—	—	—	—	86.7	44.0
Total										$150.4	$58.8

Cumulative net losses and allocated loss adjustment expenses paid
Accident year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	<---------------------------------------------------------- Unaudited ---------------------------------------------------------->
2016	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2017	—	—	—	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	—	—	—	—
2019	—	—	—	—	—	—	—	—	—	—
2020	—	—	—	—	0.4	0.5	0.5	0.6	0.6	0.6
2021	—	—	—	—	—	0.5	1.0	1.1	1.4	1.9
2022	—	—	—	—	—	—	1.5	5.8	7.4	7.9
2023	—	—	—	—	—	—	—	1.6	6.4	11.8
2024	—	—	—	—	—	—	—	—	3.8	15.8
2025	—	—	—	—	—	—	—	—	—	12.9
Total										$50.9
Net reserves for loss and allocated loss adjustment expenses from 2016 to 2025										99.5
Net reserves for loss and allocated loss adjustment expenses prior to 2016										—
Property Other - net reserves for loss and allocated loss adjustment expenses, end of year										$99.5

Property Catastrophe

Loss and allocated loss adjustment expenses incurred, net
Accident year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	IBNR loss and ALAE reserves, net
	<---------------------------------------------------------- Unaudited ---------------------------------------------------------->
2016	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2017	—	—	—	—	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	—	—	—	—	—
2019	—	—	—	—	—	—	—	—	—	—	—
2020	—	—	—	—	—	—	—	—	—	—	—
2021	—	—	—	—	—	—	—	—	—	—	—
2022	—	—	—	—	—	—	1.7	1.8	1.8	2.0	0.1
2023	—	—	—	—	—	—	—	0.1	0.1	0.1	—
2024	—	—	—	—	—	—	—	—	0.1	—	—
2025	—	—	—	—	—	—	—	—	—	(0.1)	—
Total										$2.0	$0.1

Cumulative net losses and allocated loss adjustment expenses paid
Accident year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	<---------------------------------------------------------- Unaudited ---------------------------------------------------------->
2016	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2017	—	—	—	—	—	—	—	—	—	—
2018	—	—	—	—	—	—	—	—	—	—
2019	—	—	—	—	—	—	—	—	—	—
2020	—	—	—	—	—	—	—	—	—	—
2021	—	—	—	—	—	—	—	—	—	—
2022	—	—	—	—	—	—	—	0.3	0.9	1.7
2023	—	—	—	—	—	—	—	—	—	0.1
2024	—	—	—	—	—	—	—	—	—	—
2025	—	—	—	—	—	—	—	—	—	—
Total										$1.8
Net reserves for loss and allocated loss adjustment expenses from 2016 to 2025										0.2
Net reserves for loss and allocated loss adjustment expenses prior to 2016										—
Property Catastrophe - net reserves for loss and allocated loss adjustment expenses, end of year										$0.2
Reinsurance
The following tables provide a breakdown of the Company’s loss and allocated loss adjustment expenses incurred, net and net loss and allocated loss adjustment expenses paid by accident year by line of business for the Company’s Reinsurance segment for the year ended December 31, 2025. The information related to loss and allocated loss adjustment expenses incurred, net and net loss and allocated loss adjustment expenses paid for the years ended December 31, 2016 through 2024 is presented as supplementary information and is unaudited:
Casualty

Loss and allocated loss adjustment expenses incurred, net
Accident year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	IBNR loss and ALAE reserves, net
	<---------------------------------------------------------- Unaudited ---------------------------------------------------------->
2016	$124.7	$130.2	$129.1	$124.0	$122.4	$122.1	$120.4	$119.9	$119.7	$119.7	$0.4
2017	—	103.7	105.3	103.0	101.2	102.5	101.0	101.4	102.4	103.0	2.8
2018	—	—	142.1	146.9	149.6	155.2	156.5	165.0	168.4	171.1	10.6
2019	—	—	—	181.9	183.4	195.3	202.7	211.6	217.1	219.9	21.5
2020	—	—	—	—	175.5	190.4	202.2	202.1	196.3	195.1	28.2
2021	—	—	—	—	—	151.4	150.0	148.1	145.9	144.6	25.9
2022	—	—	—	—	—	—	302.3	309.0	297.8	300.2	106.4
2023	—	—	—	—	—	—	—	367.4	363.7	369.8	124.5
2024	—	—	—	—	—	—	—	—	310.8	318.7	212.7
2025	—	—	—	—	—	—	—	—	—	330.1	249.0
Total										$2,272.2	$782.0

Cumulative net losses and allocated loss adjustment expenses paid
Accident year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	<---------------------------------------------------------- Unaudited ---------------------------------------------------------->
2016	$42.3	$91.8	$103.4	$110.5	$113.4	$115.9	$116.4	$117.1	$117.6	$118.2
2017	—	28.2	58.1	68.0	76.6	82.2	85.9	89.4	92.2	95.3
2018	—	—	26.0	55.3	74.4	96.6	112.3	125.7	136.4	148.1
2019	—	—	—	23.1	54.2	77.8	108.6	135.6	158.9	178.5
2020	—	—	—	—	21.0	45.7	79.5	107.8	129.4	148.0
2021	—	—	—	—	—	17.9	46.5	68.4	87.6	103.3
2022	—	—	—	—	—	—	21.7	53.8	104.5	145.3
2023	—	—	—	—	—	—	—	33.8	94.7	149.7
2024	—	—	—	—	—	—	—	—	19.4	51.1
2025	—	—	—	—	—	—	—	—	—	52.3
Total										$1,189.8
Net reserves for loss and allocated loss adjustment expenses from 2016 to 2025										1,082.4
Net reserves for loss and allocated loss adjustment expenses prior to 2016										3.2
Casualty - net reserves for loss and allocated loss adjustment expenses, end of year										$1,085.6

Other Specialties

Loss and allocated loss adjustment expenses incurred, net
Accident year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	IBNR loss and ALAE reserves, net
	<---------------------------------------------------------- Unaudited ---------------------------------------------------------->
2016	$126.7	$123.5	$117.6	$113.0	$112.9	$112.6	$111.6	$111.5	$111.0	$110.5	$0.4
2017	—	119.3	124.2	118.0	118.3	117.1	116.0	115.5	114.6	115.2	3.8
2018	—	—	93.1	90.2	91.0	88.1	86.8	82.5	80.9	79.8	1.6
2019	—	—	—	88.4	86.3	88.6	81.0	80.0	78.0	79.0	2.9
2020	—	—	—	—	100.9	96.3	89.1	89.7	79.8	80.0	7.6
2021	—	—	—	—	—	61.5	55.9	55.0	48.6	47.2	5.8
2022	—	—	—	—	—	—	75.5	76.5	72.6	77.7	30.2
2023	—	—	—	—	—	—	—	143.9	136.2	129.8	31.3
2024	—	—	—	—	—	—	—	—	175.3	168.9	56.5
2025	—	—	—	—	—	—	—	—	—	201.8	120.3
Total										$1,089.9	$260.4

Cumulative net losses and allocated loss adjustment expenses paid
Accident year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	<---------------------------------------------------------- Unaudited ---------------------------------------------------------->
2016	$29.3	$89.8	$101.0	$106.0	$107.8	$107.0	$108.2	$109.1	$109.3	$109.4
2017	—	58.3	87.1	98.4	102.5	103.1	106.7	108.0	108.7	109.3
2018	—	—	36.9	54.8	69.2	70.1	69.5	68.5	69.0	68.4
2019	—	—	—	25.6	44.9	59.8	62.5	65.0	67.4	69.1
2020	—	—	—	—	27.5	40.4	51.2	56.4	58.5	61.1
2021	—	—	—	—	—	12.2	21.3	27.5	28.7	31.7
2022	—	—	—	—	—	—	7.6	16.8	29.2	36.4
2023	—	—	—	—	—	—	—	17.4	49.3	75.5
2024	—	—	—	—	—	—	—	—	27.3	73.7
2025	—	—	—	—	—	—	—	—	—	34.4
Total										$669.0
Net reserves for loss and allocated loss adjustment expenses from 2016 to 2025										420.9
Net reserves for loss and allocated loss adjustment expenses prior to 2016										(1.1)
Other Specialties - net reserves for loss and allocated loss adjustment expenses, end of year										$419.8

Property Other

Loss and allocated loss adjustment expenses incurred, net
Accident year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	IBNR loss and ALAE reserves, net
	<---------------------------------------------------------- Unaudited ---------------------------------------------------------->
2016	$126.2	$132.3	$136.0	$136.6	$135.9	$136.3	$136.1	$135.5	$135.8	$136.1	$(0.2)
2017	—	227.6	258.1	270.8	273.8	275.5	273.0	271.6	266.8	268.1	1.7
2018	—	—	209.7	243.9	251.1	248.4	246.2	243.5	239.0	238.3	4.4
2019	—	—	—	180.4	184.8	185.4	182.4	184.2	182.6	183.0	2.4
2020	—	—	—	—	132.8	145.0	143.7	144.3	138.4	137.5	12.3
2021	—	—	—	—	—	62.3	63.9	70.4	68.4	66.5	15.7
2022	—	—	—	—	—	—	59.0	59.0	59.0	61.1	3.1
2023	—	—	—	—	—	—	—	63.3	66.4	68.8	5.1
2024	—	—	—	—	—	—	—	—	69.2	66.9	34.7
2025	—	—	—	—	—	—	—	—	—	83.9	39.4
Total										$1,310.2	$118.6

Cumulative net losses and allocated loss adjustment expenses paid
Accident year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	<---------------------------------------------------------- Unaudited ---------------------------------------------------------->
2016	$32.4	$92.3	$116.3	$146.0	$130.0	$132.3	$133.6	$134.2	$134.8	$135.3
2017	—	49.4	162.9	206.5	235.6	242.7	254.4	258.2	262.9	263.8
2018	—	—	55.9	147.3	194.4	208.6	221.0	226.8	230.1	231.8
2019	—	—	—	46.6	121.5	148.2	163.1	171.3	176.4	179.8
2020	—	—	—	—	40.6	87.1	107.4	114.1	117.5	120.5
2021	—	—	—	—	—	22.9	38.7	42.6	45.0	49.5
2022	—	—	—	—	—	—	9.7	31.5	53.0	53.0
2023	—	—	—	—	—	—	—	12.7	50.3	59.4
2024	—	—	—	—	—	—	—	—	20.0	25.2
2025	—	—	—	—	—	—	—	—	—	40.5
Total										$1,158.8
Net reserves for loss and allocated loss adjustment expenses from 2016 to 2025										151.4
Net reserves for loss and allocated loss adjustment expenses prior to 2016										0.8
Property Other - net reserves for loss and allocated loss adjustment expenses, end of year										$152.2

Property Catastrophe

Loss and allocated loss adjustment expenses incurred, net
Accident year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	IBNR loss and ALAE reserves, net
	<---------------------------------------------------------- Unaudited ---------------------------------------------------------->
2016	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2017	—	27.6	32.6	26.4	27.2	28.2	28.5	26.8	25.2	25.2	0.8
2018	—	—	12.0	5.3	5.7	4.8	4.5	4.1	4.2	4.1	1.2
2019	—	—	—	38.1	38.7	42.1	39.8	36.2	36.2	35.1	3.7
2020	—	—	—	—	58.2	69.7	63.1	68.3	57.0	56.4	9.6
2021	—	—	—	—	—	68.2	69.9	57.4	56.0	52.9	5.5
2022	—	—	—	—	—	—	84.4	76.7	70.6	65.7	18.8
2023	—	—	—	—	—	—	—	23.3	23.6	22.1	6.1
2024	—	—	—	—	—	—	—	—	70.5	56.8	46.7
2025	—	—	—	—	—	—	—	—	—	69.2	3.4
Total										$387.5	$95.8

Cumulative net losses and allocated loss adjustment expenses paid
Accident year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	<---------------------------------------------------------- Unaudited ---------------------------------------------------------->
2016	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2017	—	1.3	7.8	12.0	20.4	20.6	22.0	22.9	23.6	24.1
2018	—	—	0.4	1.7	2.2	2.7	2.9	2.9	2.9	2.9
2019	—	—	—	0.5	14.3	23.6	26.5	27.8	28.8	29.0
2020	—	—	—	—	7.4	25.5	36.4	41.5	42.8	44.8
2021	—	—	—	—	—	16.1	29.1	33.2	43.0	45.5
2022	—	—	—	—	—	—	7.4	23.2	35.5	42.2
2023	—	—	—	—	—	—	—	1.2	4.5	10.7
2024	—	—	—	—	—	—	—	—	7.5	4.8
2025	—	—	—	—	—	—	—	—	—	62.9
Total										$266.9
Net reserves for loss and allocated loss adjustment expenses from 2016 to 2025										120.6
Net reserves for loss and allocated loss adjustment expenses prior to 2016										0.1
Property Catastrophe - net reserves for loss and allocated loss adjustment expenses, end of year										$120.7

Other

Loss and allocated loss adjustment expenses incurred, net
Accident year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	IBNR loss and ALAE reserves, net
	<---------------------------------------------------------- Unaudited ---------------------------------------------------------->
2016	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2017	—	0.7	0.7	0.8	0.8	0.8	0.8	0.8	0.8	0.8	—
2018	—	—	2.6	3.0	3.0	3.0	3.1	3.1	3.1	3.1	—
2019	—	—	—	3.4	3.6	2.5	2.7	2.8	2.8	2.8	—
2020	—	—	—	—	3.1	1.2	1.4	1.4	1.4	1.4	—
2021	—	—	—	—	—	0.2	0.1	0.1	0.1	0.1	—
2022	—	—	—	—	—	—	—	—	—	—	—
2023	—	—	—	—	—	—	—	—	—	—	—
2024	—	—	—	—	—	—	—	—	—	—	—
2025	—	—	—	—	—	—	—	—	—	—	—
Total										$8.2	$—

Cumulative net losses and allocated loss adjustment expenses paid
Accident year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	<---------------------------------------------------------- Unaudited ---------------------------------------------------------->
2016	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2017	—	—	0.3	0.6	0.8	0.8	0.8	0.8	0.8	0.8
2018	—	—	1.0	2.1	3.0	3.0	3.1	3.1	3.1	3.1
2019	—	—	—	1.6	2.6	2.5	2.6	2.8	2.8	2.8
2020	—	—	—	—	0.5	0.9	1.1	1.3	1.4	1.4
2021	—	—	—	—	—	—	0.1	0.1	0.1	0.1
2022	—	—	—	—	—	—	—	—	—	—
2023	—	—	—	—	—	—	—	—	—	—
2024	—	—	—	—	—	—	—	—	—	—
2025	—	—	—	—	—	—	—	—	—	—
Total										$8.2
Net reserves for loss and allocated loss adjustment expenses from 2016 to 2025										—
Net reserves for loss and allocated loss adjustment expenses prior to 2016										—
Other - net reserves for loss and allocated loss adjustment expenses, end of year										$—

Reconciliation of loss development information to loss and loss adjustment expense reserves
The following table provides a reconciliation of the Company's loss and loss adjustment expense reserves as of December 31, 2025:

December 31, 2025
Net reserves for loss and allocated loss adjustment expenses
Insurance & Services
A&H	$381.5
Casualty	737.0
Other Specialties	83.8
Property Other	99.5
Property Catastrophe	0.2
Reinsurance
Casualty	1,085.6
Other Specialties	419.8
Property Other	152.2
Property Catastrophe	120.7
Corporate (1)	476.8
Net reserves for loss and allocated loss adjustment expenses, end of year	3,557.1

Loss and allocated loss adjustment expenses recoverable
Insurance & Services
A&H	71.4
Casualty	432.2
Other Specialties	137.1
Property Other	40.9
Property Catastrophe	0.1
Reinsurance
Casualty	133.0
Other Specialties	252.3
Property Other	30.8
Property Catastrophe	68.6
Corporate (1)	935.9
Total loss and allocated loss adjustment expenses recoverable	2,102.3

Unallocated loss adjustment expense reserves	52.9
Other items, net (2)	70.2
Gross reserves for loss and loss adjustment expenses, end of year	$5,782.5
(1)Corporate includes the results of all runoff business and is not presented in the loss development tables.
(2)Includes fair value adjustments associated with the acquisition of Sirius Group.
Cumulative claims frequency
The reporting of cumulative claims frequency for the reserve classes within the Insurance & Services and Reinsurance segments are deemed to be impracticable as the information necessary to provide complete cumulative claims frequency for these reserve classes is not available to the Company. The underlying claim count is not provided for most reinsurance contracts written on a quote share or aggregate loss basis, and certain MGAs report data to the Company in an aggregate format and therefore the information necessary to provide complete cumulative claims is not available.

Claims duration
The following table is presented as supplementary information and presents the Company’s historical average annual percentage payout of loss and loss adjustment expenses incurred, net by age, as of December 31, 2025:

	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
	(Unaudited)
Insurance & Services
A&H	54.6%	30.4%	6.5%	0.8%	0.5%	—%	(0.1)%	(0.1)%	0.5%	—%
Casualty	5.2%	9.5%	9.5%	15.5%	8.9%	1.3%	—%	—%	—%	—%
Other Specialties	18.5%	17.6%	41.1%	1.6%	1.5%	—%	—%	—%	—%	—%
Property Other	13.8%	34.1%	24.5%	6.6%	15.0%	(0.9)%	—%	—%	—%	—%
Property Catastrophe	(1.8)%	19.1%	25.9%	45.2%	—%	—%	—%	—%	—%	—%
Reinsurance
Casualty	12.6%	16.4%	13.9%	12.5%	9.3%	7.6%	5.6%	3.8%	1.7%	0.5%
Other Specialties	25.4%	26.6%	15.0%	4.5%	1.9%	1.4%	1.2%	0.3%	0.4%	0.1%
Property Other	25.3%	38.0%	16.9%	8.9%	1.9%	2.9%	1.4%	1.1%	0.4%	0.4%
Property Catastrophe	27.0%	21.7%	18.2%	13.9%	3.1%	3.7%	1.7%	2.5%	1.9%	—%
Other	37.9%	34.6%	15.8%	7.6%	2.5%	1.0%	0.5%	0.2%	—%	—%
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
The following tables provide a breakdown of the Company’s written and earned premiums and loss and loss adjustment expenses from direct business, reinsurance assumed and reinsurance ceded for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Written premium:
Direct	$2,208.3	$1,824.3	$1,678.7
Assumed	1,497.3	1,420.3	1,748.7
Gross written premium	3,705.6	3,244.6	3,427.4
Ceded	(932.8)	(892.5)	(989.5)
Net written premium	$2,772.8	$2,352.1	$2,437.9

	2025	2024	2023
Earned premium:
Direct	$2,016.5	$1,721.5	$1,498.0
Assumed	1,398.3	1,357.0	1,826.0
Gross earned premium	3,414.8	3,078.5	3,324.0
Ceded	(821.0)	(735.0)	(897.8)
Net earned premium	$2,593.8	$2,343.5	$2,426.2

	2025	2024	2023
Loss and loss adjustment expense:
Direct	$1,147.4	$1,070.7	$1,008.6
Assumed	1,312.3	961.5	910.5
Loss and loss adjustment expense incurred	2,459.7	2,032.2	1,919.1
Ceded	(940.2)	(663.7)	(537.8)
Loss and loss adjustment expense incurred, net	$1,519.5	$1,368.5	$1,381.3
Because retrocessional reinsurance contracts do not relieve the Company of its obligation to its insureds, the collectability of balances due from the Company's reinsurers is important to its financial strength. The Company monitors the financial strength and ratings of retrocessionaires on an ongoing basis. As of December 31, 2025, the Company had loss and loss adjustment expenses recoverable of $2,102.3 million (December 31, 2024 - $2,315.3 million). Loss and loss adjustment expenses recoverable from the retrocessionaire are recorded as assets.
The following tables provide a listing of the Company’s loss and loss adjustment expenses recoverable by the reinsurer's Standard & Poor's (“S&P”) rating and the percentage of total recoverables as of December 31, 2025 and 2024. With certain reinsurers, if S&P's rating was not available, an equivalent AM Best or other major credit agency’s rating was used.

	December 31, 2025
Rating (1)	Gross	Collateral	Net	% of Net Total
AA	$376.3	$12.1	$364.2	33.5%
A	296.1	20.4	275.7	25.3%
BBB or lower	0.5	0.5	—	—%
Not rated (2)	1,429.4	980.7	448.7	41.2%
Total	$2,102.3	$1,013.7	$1,088.6	100.0%

	December 31, 2024
Rating (1) (2)	Gross	Collateral	Net	% of Net Total
AA	$195.0	$21.8	$173.2	17.9%
A	722.7	87.8	634.9	65.5%
BBB or lower	30.6	23.0	7.6	0.8%
Not rated	1,367.0	1,213.7	153.3	15.8%
Total	$2,315.3	$1,346.3	$969.0	100.0%
(1) S&P’s ratings as detailed above are: "AA" (Very strong), "A" (Strong) and "BBB" (Adequate).
(2) Not rated represents reinsurers who are not rated by S&P, AM Best, or another major rating agency. Included in the “Not rated” category as of December 31, 2025 is $667.1 million related to Pallas Reinsurance Ltd. as a result of the 2023 LPT and the loss portfolio transfer completed on October 29, 2021 (the “2021 LPT”) and $202.4 million related to Clarendon National as a result of the 2024 LPT (2024 - $907.4 million related to Pallas Reinsurance Ltd. as a result of the 2023 LPT and 2021 LPT and $291.4 million related to Clarendon National as a result of the 2024 LPT).
The following tables provide a listing of the five highest loss and loss adjustment expenses recoverable by reinsurer, along with percentage of total recoverable amount, the reinsurer's reinsurer rating by S&P, AM Best, or other major rating agencies and the percentage that the recoverable is collateralized as of December 31, 2025 and 2024:

	December 31, 2025
	Balance	% of Total	Rating	% Collateralized
Reinsurer:
Pallas Reinsurance Company Ltd.	$667.1	31.7%	Not rated	93.8%
Arch Reinsurance Ltd	226.9	10.8%	AA-	0.4%
Clarendon National Insurance Company	202.4	9.6%	Not rated	104.1%
General Insurance Corporation of India	134.6	6.4%	A-	26.2%
Lloyd's of London	$49.4	2.3%	A+	—%

	December 31, 2024
	Balance	% of Total	Rating	% Collateralized
Reinsurer:
Pallas Reinsurance Company Ltd.	$907.4	39.2%	Not rated	89.9%
Clarendon National Insurance Company	291.4	12.6%	Not rated	102.0%
Arch Reinsurance Ltd	218.9	9.5%	A+	—%
General Insurance Corporation of India	153.8	6.6%	A-	22.4%
Allianz SE	$74.4	3.2%	AA-	17.3%
13. Allowance for expected credit losses
The Company is exposed to credit losses primarily through sales of its insurance and reinsurance products and services. The financial assets in scope of the current expected credit losses impairment model primarily include the Company’s insurance and reinsurance balances receivable and loss and loss adjustment expenses recoverable. The Company pools these amounts by counterparty credit rating and applies a credit default rate that is determined based on the studies published by the rating agencies (e.g., AM Best, S&P, Fitch Ratings, Demotech). In circumstances where ratings are unavailable, the Company applies an internally developed default rate based on historical experience, reference data including research publications, and other relevant inputs.
The Company's assets in scope of the current expected credit loss assessment as of December 31, 2025 and 2024 are as follows:

	December 31, 2025	December 31, 2024
Insurance and reinsurance balances receivable, net (1)	$2,260.3	$2,054.4
Loss and loss adjustment expenses recoverable, net	2,102.3	2,315.3
Other assets (2)	75.2	87.8
Total assets in scope	$4,437.8	$4,457.5
(1)As of December 31, 2025 and 2024, no individual counterparty’s insurance and reinsurance balances receivable exceeded 10% of the Company’s total insurance and reinsurance balances receivable.
(2)Relates to MGA trade receivables (included in Other assets in the Company’s consolidated balance sheets), loans receivables (included in Other long-term investments in the Company’s consolidated balance sheets) and interest and dividend receivables.
The Company’s allowance for expected credit losses was $27.6 million as of December 31, 2025 (December 31, 2024 - $28.8 million). For the year ended December 31, 2025, the Company recorded current expected credit (gains) losses of $(2.2) million (2024 - $(0.6) million and 2023 - $(1.5) million). The change in allowance amounts are included in net corporate and other expenses in the consolidated statements of income.
The Company monitors counterparty credit ratings and macroeconomic conditions, and considers the most current ratings from credit rating agencies to determine the allowance each quarter. As of December 31, 2025, approximately 64% of the total gross assets in scope were balances with counterparties rated by major credit rating agencies, of the total rated, 96% were rated A- or better.

14. Debt and letter of credit facilities
Debt obligations
The following table represents a summary of the Company’s debt obligations on its consolidated balance sheets as of December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024
	Amount	Effective rate (1)	Amount	Effective rate (1)
2024 Senior Notes, at face value	$400.0	7.4%	$400.0	7.4%
Unamortized issuance costs	(4.0)		(5.2)
2024 Senior Notes, carrying value	396.0		394.8
2017 SEK Subordinated Notes, at face value	298.2	7.1%	249.2	7.9%
Unamortized discount	(5.6)		(4.9)
2017 SEK Subordinated Notes, carrying value	292.6		244.3
Total debt	$688.6		$639.1
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
For the year ended December 31, 2025, the Company recorded $29.2 million of interest expense, inclusive of amortization of discount, on the 2024 Senior Notes (2024 - $21.9 million).
2017 SEK Subordinated Notes
On September 22, 2017, Sirius Group, through Sirius International Group (“SIG”), issued floating rate callable subordinated notes denominated in Swedish kronor ("SEK") in the amount of SEK 2,750.0 million (or $346.1 million on date of issuance) at a 100% issue price ("2017 SEK Subordinated Notes"). The 2017 SEK Subordinated Notes were issued in an offering that was exempt from the registration requirements of the Securities Act of 1933 (the "Securities Act"). The Company assumed the 2017 SEK Subordinated Notes on May 27, 2021. The 2017 SEK Subordinated Notes bear interest on their principal amount at a floating rate equal to the applicable Stockholm Interbank Offered Rate for the relevant interest period plus an applicable margin, payable quarterly in arrears on March 22, June 22, September 22 and December 22 of each year until maturity in September 2047. Beginning on September 22, 2022, the 2017 SEK Subordinated Notes may be redeemed, in whole or in part, at the Company’s option. The Company was in compliance with all debt covenants as of and for the period ended December 31, 2025.
For the year ended December 31, 2025, the Company recorded $18.7 million of interest expense, inclusive of amortization of discount, on the 2017 SEK Subordinated Notes (2024 - $20.5 million). For the year ended December 31, 2025, the Company also recognized $48.0 million of foreign exchange losses on the translation of the 2017 SEK Subordinated Notes into USD from SEK (2024 - $23.8 million gains).
Interest expense
Total interest expense incurred by the Company for the year ended December 31, 2025 was $47.9 million associated with debt obligations (2024 - $48.1 million) and $30.7 million of funds withheld interest from loss portfolio transfers (2024 - $29.5 million). See Note 11 - Loss and loss adjustment expense reserves for further discussion on the 2024 LPT and 2023 LPT.

Standby letter of credit facilities
As of December 31, 2025, the Company had entered into the following letter of credit facilities:

	Letters of Credit		Collateral
	Committed Capacity	Issued	Cash and Cash Equivalents	Fixed Maturities
Committed - Secured letters of credit facilities	$330.0	$232.4	$17.0	$158.2
Uncommitted - Secured letters of credit facilities	n/a	739.9	52.1	908.1
	$330.0	$972.3	$69.1	$1,066.3
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
Revolving credit facility
In addition to the letter of credit facilities above, the Company entered into a four-year, $400.0 million senior unsecured revolving credit facility (the “Facility”) with JPMorgan Chase Bank, N.A. as administrative agent, effective December 19, 2024. The Facility includes an option for the Company to request a 12-month extension, subject to satisfaction of certain conditions including, but not limited to, the consent of lenders representing a majority-in-interest of commitments, of the Facility maturity date. Subject to customary conditions precedent upon any Company borrowing request, the Facility provides access to loans for working capital and general corporate purposes, and letters of credit to support obligations under insurance and reinsurance agreements, retrocessional agreements and for general corporate purposes. As of December 31, 2025, there were no outstanding borrowings under the Facility. In addition, as of and for the periods ended December 31, 2025 and 2024, the Company was in compliance with all of the covenants under the Facility.
Federal Home Loan Bank
On September 25, 2025, SiriusPoint America, a subsidiary of the Company, was approved as a new member to the Federal Home Loan Bank of New York (“FHLBNY”). As a member of the FHLBNY, the Company will have access to FHLBNY borrowings to support general corporate purposes. The Company has the ability to obtain this funding from the FHLBNY based on a percentage of the value of its admitted assets in the State of New York, and its ability to borrow is subject to availability of eligible collateral. The borrowing limit for this program is 5% of the admitted assets of SiriusPoint America. SiriusPoint America’s estimated admitted assets as of December 31, 2025 are $3.2 billion (2024 - $2.7 billion). The Company did not receive advances or make repayments of FHLBNY borrowings during the year ended December 31, 2025. There were no advances from the FHLBNY outstanding as of December 31, 2025.

15. Intangible assets
The Company’s intangible assets arising from its business acquisitions consisted of the following and are included in Intangible assets on the Company’s consolidated balance sheets as of December 31, 2025 and 2024:

	Economic Useful Life	Gross balance at 2/26/2021	Accumulated Amortization & Disposals	Net balance at December 31, 2025
Distribution relationships	17 years	$75.0	$(20.4)	$54.6
MGA relationships	13 years	34.0	(27.9)	6.1
Lloyd’s Capacity - Syndicate 1945	Indefinite	41.8	—	41.8
Insurance licenses	Indefinite	7.0	(1.0)	6.0
Trade name	16 years	16.0	(3.5)	12.5
Internally developed computer software	5 years	5.0	(4.8)	0.2
Identifiable intangible assets (1)		$178.8	$(57.6)	$121.2

	Economic Useful Life	Gross balance at February 26, 2021	Accumulated amortization and dispositions	Net balance at December 31, 2024
Distribution relationships	17 years	$75.0	$(13.9)	$61.1
MGA relationships	13 years	34.0	(16.9)	17.1
Lloyd’s Capacity - Syndicate 1945	Indefinite	41.8	—	41.8
Insurance licenses	Indefinite	7.0	(1.0)	6.0
Trade name	16 years	16.0	(2.4)	13.6
Internally developed computer software	5 years	5.0	(3.8)	1.2
Identifiable intangible assets (1)		$178.8	$(38.0)	$140.8
(1)No impairments were recorded in the years ended December 31, 2025 and 2024.

The estimated remaining amortization expense for the Company's intangible assets with finite lives is as follows:

2026	$8.4
2027	7.8
2028	7.3
2029	6.9
2030 and thereafter	42.9
Total remaining amortization expense	$73.3
16. Income taxes
The Company provides for income tax expense or benefit based upon pre-tax income or loss reported in the consolidated statements of income and the provisions of currently enacted tax laws. For the years ended December 31, 2024 and 2023, the Company and its subsidiaries organized in Bermuda were not subject to income taxes imposed by the government of Bermuda. Effective January 1, 2025, a 15% corporate income tax is applied to our Bermuda operations as a result of the enactment of the Corporate Income Tax Act 2023 (the “Bermuda CIT”) on December 27, 2023. The Bermuda CIT legislation includes specific provisions intended to administer a fair and equitable transition into the new tax system, referred to as the economic transition adjustment (“ETA”) and opening tax loss carryforward (“OTLC”). SiriusPoint Ltd. and at least one of its major subsidiaries organized and operating in Bermuda will be subject to these provisions. As a result, in the fourth quarter of 2023 (the period of enactment), the Company recorded a net deferred tax asset of $100.8 million in connection with the Bermuda CIT. An additional $34.6 million benefit was recorded during in 2024 after finalization of results. Following technical amendments enacted in December 2025, a $13.0 million benefit was recorded.
The Company has subsidiaries and branches that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate. The jurisdictions in which the Company's subsidiaries and branches are subject to tax are Bermuda, Belgium, Canada, Luxembourg, Sweden, Switzerland, the United Kingdom, and the United States.

The following is a summary of the Company’s income before income tax (expense) benefit by jurisdiction for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Bermuda	$25.1	$53.7	$21.5
United States (1)	384.8	89.6	98.6
United Kingdom	54.3	4.1	2.7
Sweden	72.7	86.1	156.7
Luxembourg	4.1	0.1	38.1
Other	0.3	(0.5)	1.1
Income before income tax (expense) benefit	$541.3	$233.1	$318.7
(1)The pre-tax income in the United States is primarily driven by the sale of a subsidiary group during the year.
For the years ended December 31, 2025, 2024 and 2023, income tax (expense) benefit consisted of the following:

	2025	2024	2023
Current tax (expense) benefit:
U.S. Federal	$(44.5)	$(6.1)	$(17.0)
State	(5.7)	(1.1)	(1.4)
Non-U.S.	2.0	(12.6)	(13.9)
Total current tax expense	(48.2)	(19.8)	(32.3)
Deferred tax (expense) benefit:
U.S. Federal	(25.9)	(15.4)	(3.7)
State	(5.8)	(1.3)	(0.3)
Non-U.S.	(1.3)	5.8	81.3
Total deferred tax (expense) benefit	(33.0)	(10.9)	77.3
Total income tax (expense) benefit	$(81.2)	$(30.7)	$45.0
Effective Rate Reconciliation
In December 2023, the FASB issued ASU 2023-09 which intends to enhance the transparency and decision usefulness of income tax disclosures, requiring disaggregated information about an entity’s effective tax rate reconciliation, as well as income taxes paid. The Company adopted this accounting standard prospectively, effective for the year ended December 31,

2025. The following table presents a reconciliation of expected income tax (expense) benefit for the year ended December 31, 2025:

	2025
	Amount	Percent
Bermuda Federal Statutory Tax Rate	$(81.1)	15.0%
Effect of Changes in Tax Laws or Rates Enacted in the Current Period	13.0	(2.4)%
Other Adjustments	(3.7)	0.7%
Foreign Tax Effects
United States
Statutory tax rate difference	(23.1)	4.3%
State and Local Income Taxes	(4.5)	0.8%
Tax Credits	1.2	(0.2)%
Foreign Branches	(2.0)	0.4%
Impacts from Sale of Subsidiaries	(2.5)	0.5%
Provision-to-Return True Up	4.3	(0.8)%
Other	2.4	(0.4)%
Sweden
Statutory tax rate difference	(4.1)	0.8%
Tax Credits	21.1	(3.9)%
Foreign Branch - London	(13.3)	2.5%
Foreign Branch - Liege	(5.8)	1.1%
Foreign Branch - Zurich	(5.0)	0.9%
Foreign Currency Effects	22.0	(4.1)%
Adjustments to Deferred Tax Assets and Liabilities	(5.8)	1.1%
Annual Tax on Safety Reserve	(2.4)	0.4%
Other	0.2	(0.1)%
Luxembourg
Other	(1.0)	0.2%
United Kingdom
Statutory tax rate difference	(5.6)	1.0%
Changes in Valuation Allowances	9.8	(1.8)%
Provision-to-Return True Up	(1.5)	0.3%
Adjustments to Deferred Tax Assets and Liabilities	6.8	(1.3)%
Other	(0.6)	0.1%
Total income tax expense	$(81.2)	15.1%

The following table presents a reconciliation of expected income tax (expense) benefit for the years ended December 31, 2024 and 2023:

	2024	2023
Tax (expense) benefit at the statutory rate	$—	$—
Differences in taxes resulting from:
Bermuda Tax Law	28.7	100.8
Non-Bermuda earnings	(39.9)	(73.1)
Foreign currency effects	(9.1)	9.1
Non-Taxable/Deductible Income	—	7.6
Change in Valuation Allowance	8.9	(4.7)
Tax on Safety Reserve	(3.1)	(2.3)
Change in uncertain tax position	1.4	—
Tax rate change	(8.4)	—
State taxes expense	(0.9)	(1.4)
Provision-to-return true up	(3.9)	11.2
Non-Deductible expenses	(1.9)	(0.6)
Foreign Branches	(1.4)	(1.3)
Other, net	(1.1)	(0.3)
Total income tax (expense) benefit	$(30.7)	$45.0
The Tax Cuts and Jobs Act (“TCJA”) includes a Base Erosion and Anti-Abuse Tax (“BEAT”) provision, which is essentially a minimum tax on certain otherwise deductible payments made by U.S. entities to non-U.S. affiliates, including cross-border interest payments and reinsurance premiums paid or ceded. The statutory BEAT rate is 10% through 2025. The One Big Beautiful Bill Act (“OBBBA”) was signed into law in July 2025 which permanently enacted a 10.5% rate that applies to tax years 2026 and thereafter. The TCJA also includes provisions for Global Intangible Low-Taxed Income (“GILTI” later renamed “NCTI” (defined above) under OBBBA), under which taxes on foreign income are imposed on the excess of a deemed return on tangible assets of certain foreign subsidiaries. The Company has not been impacted by NCTI and forecasts no NCTI liability. Consistent with accounting guidance, the Company will treat BEAT as an in period tax charge when incurred in future periods for which no deferred taxes need to be provided. No provision for income taxes related to BEAT or NCTI was recorded as of December 31, 2025 and December 31, 2024.
The Organisation for Economic Co-Operation and Development (“OECD”) has published global anti-base erosion model rules under Pillar Two (the “GloBE Rules”), which implement a 15% global minimum tax applicable for in-scope multinational groups (“GMT”). Since January 1, 2024, the GloBE Rules have been effect in the EU and other jurisdictions, including a minimum top-up tax rate of 15% for multinational companies, with many E.U. member states enacting corollary legislation as part of their respective domestic tax laws. Consistent with accounting guidance, the Company will treat the global minimum tax as an in-period tax charge when incurred for which no deferred taxes need to be provided. No provision for top-up tax was recorded as of December 31, 2025, because, based on a country-by-country analysis, it has been determined that for each tested jurisdiction there would be no material amount of top-up tax.
The Company has capital and liquidity in many of its subsidiaries, some of which may reflect undistributed earnings. If such capital or liquidity were to be paid or distributed to the Company or to one of its intermediary subsidiaries as dividends or otherwise, they may be subject to withholding tax by the source country and/or income tax by the recipient country. The Company generally intends to operate, and manage its capital and liquidity, in a tax-efficient manner. It is not practicable to estimate the income tax liabilities that might be incurred if such earnings were remitted since it is driven by facts and laws at the time of distribution.
Tax Payments and Receipts
Net income taxes paid to national, state and local governments totaled $81.7 million for the year ended December 31, 2025 as follows:

2025
U.S. Federal	$32.0
State	6.0
Non-U.S.	43.7
Total taxes paid	$81.7
For the year ended December 31, 2025, income taxes paid, net of refunds, exceeded five percent of total income taxes paid, net of refunds, in the following jurisdictions as follows:

2025
State
Maryland	$4.0
Non-U.S.
Belgium	7.2
Sweden	21.0
United Kingdom	$12.8
Deferred Tax Inventory
The following table presents the tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Deferred tax assets:
Non-U.S. net operating loss carryforwards	$320.4	$308.1
Tax credit carryforwards	49.0	23.0
Unearned premiums	24.3	20.0
U.S. federal net operating loss and capital carryforwards	1.4	3.0
Discounting of loss and loss adjustment expense reserves	19.5	18.1
Intangible assets	36.9	84.8
Unrealized losses on investments	—	6.6
Investment basis differences	0.8	0.5
Foreign currency translation on investments	1.9	1.5
Incentive compensation and benefit accruals	5.4	3.9
Deferred interest	—	3.2
Allowance for doubtful accounts	3.0	4.0
Other items	12.9	7.0
Total deferred tax assets	475.5	483.7
Valuation allowance	(91.5)	(100.1)
Total adjusted deferred tax asset	$384.0	$383.6

Deferred tax liabilities:
Safety reserve	$130.6	$111.0
Deferred acquisition costs	26.5	19.7
Purchase accounting	18.8	27.9
Unrealized gains on investments	4.8	—
Other Items	8.6	4.2
Total deferred tax liabilities	189.3	162.8
Net deferred tax assets	$194.7	$220.8

Of the net deferred tax asset, net of valuation allowance, of $194.7 million as of December 31, 2025, $9.4 million relates to net deferred tax assets in U.S. subsidiaries, $112.2 million relates to net deferred tax assets in Luxembourg subsidiaries, $144.0 million relates to net deferred tax assets in Bermuda subsidiaries, $9.4 million relates to net deferred tax liabilities in U.K. subsidiaries, $62.8 million relates to net deferred tax liabilities in Sweden subsidiaries, and $2.1 million and $0.8 million relates to net deferred tax assets and liabilities, respectively, in other jurisdictions.
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
Based on this approach, for the year ended December 31, 2025, the Company recorded $91.5 million in the valuation allowance applicable to deferred tax assets. Of the $91.5 million, $66.5 million relates to net operating loss carryforwards in Luxembourg subsidiaries, $22.2 million relates primarily to net operating loss carryforwards in the United Kingdom, and $2.8 million relates to foreign tax credits in the United States.
Net Operating Loss and Capital Loss Carryforwards
Net operating loss and capital loss carryforwards as of December 31, 2025, the expiration dates and the deferred tax assets thereon are as follows:

	December 31, 2025
	United States	Luxembourg	Sweden	U.K.	Germany	Bermuda	Total
2030-2044	$7.3	$72.7	$—	$—	$—	$—	$80.0
No expiration date	—	682.1	132.4	85.2	2.6	604.6	1,506.9
Total	$7.3	$754.8	$132.4	$85.2	$2.6	$604.6	$1,586.9

Gross deferred tax asset	$1.5	$180.2	$27.3	$21.3	$0.8	$90.7	$321.8
Valuation allowance	—	(66.5)	—	(21.3)	(0.8)	—	(88.6)
Net deferred tax asset	$1.5	$113.7	$27.3	$—	$—	$90.7	$233.2
The Company expects to utilize net operating loss carryforwards in Luxembourg of $476.1 million but does not expect to utilize the remainder based on forecasted taxable income. The U.S. net operating loss carryforwards of $7.3 million are subject to an annual limitation on utilization under Internal Revenue Code Section 382 and will expire between 2036 and 2037. The Company expects to completely utilize the U.S. net operating loss carryforward.
Foreign Tax Credits
As of December 31, 2025, there are U.S. foreign tax credits carryforwards available of $6.9 million, all of which will expire between 2026 and 2033. There are Swedish foreign tax credits carryforwards available of $42.1 million and will start to expire in 2029.
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

The following table is a reconciliation of the beginning and ending unrecognized tax benefits for the years ended December 31, 2025 and 2024:

	Permanent differences (1)	Temporary differences (2)	Interest and Penalties (3)	Total
Balance as of January 1, 2024	$1.6	$—	$0.7	$2.3
Lapse in statute of limitations	(0.8)	—	(0.6)	(1.4)
Balance as of December 31, 2024	0.8	—	0.1	0.9
Changes in prior year tax positions	(0.7)	—	—	(0.7)
Balance as of December 31, 2025	$0.1	$—	$0.1	$0.2
(1)Represents the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate.
(2)Represents the amount of unrecognized tax benefits that, if recognized, would create a temporary difference between the reported amount of an item in the consolidated balance sheets and its tax basis.
(3)Net of tax benefit.
As of December 31, 2025, the total reserve for unrecognized tax benefits is $0.2 million. If the Company determines in the future that its reserves for unrecognized tax benefits on permanent differences and interest and penalties are not needed, the reversal of $0.1 million of such reserves as of December 31, 2025 would be recorded as an income tax benefit and would impact the effective tax rate.
The Company classifies all interest and penalties on unrecognized tax benefits as part of income tax expense. During the year ended December 31, 2025, the Company did not recognize interest expense, net of any tax benefit (2024 - none and 2023 - none). As of December 31, 2025, the balance of accrued interest, net of any tax benefit, is $0.1 million (2024 - $0.1 million).
Tax Examinations
With few exceptions, which are not material, the Company is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2021.
17. Shareholders' equity
Common shares
The following table presents a summary of the common shares issued and outstanding and shares repurchased as of and for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Common shares issued and outstanding, beginning of year	116,429,057	168,120,022	162,177,653
Issuance of common shares, net of forfeitures and shares withheld	914,610	1,072,261	1,531,040
Shares repurchased (1)	(500,000)	(54,798,437)	—
Issuance of common shares upon exercise of options	135,090	2,035,211	385,430
Issuance of common shares upon exercise of warrants	11,042	—	4,025,899
Common shares issued and outstanding, end of year	116,989,799	116,429,057	168,120,022
(1) For further details on the repurchase during the year ended December 31, 2024, see discussion on the CM Bermuda Transactions in Note 3 “Significant transactions”.
The Company’s authorized share capital consists of 300,000,000 common shares with a par value of $0.10 each. During the years ended December 31, 2025, 2024 and 2023, the Company did not pay any dividends to its common shareholders.
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
During the year ended December 31, 2025, the Company declared and paid dividends of $16.0 million (2024 - $16.0 million) to the Series B preference shareholders. The Company has declared and paid dividends to the Series B preference shareholders every quarter beginning June 30, 2021.
On January 29, 2026, the Company announced that it will redeem all 8,000,000 of its issued and outstanding Series B preference shares on February 26, 2026. For further details, see Note 23 “Subsequent events”.
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
During the year ended December 31, 2025, the Company repurchased 500,000 of its common shares from Daniel S. Loeb at the public offering price of $14.00 per share. During the year ended December 31, 2024, the Company repurchased 54,798,437 of its common shares from CM Bermuda for a repurchase date fair value of $779.0 million, including $483.0 million paid at the closing of the transaction on February 27, 2025. The share repurchase was accounted for during the year ended December 31, 2024 in accordance with U.S. GAAP. For further details on the CM Bermuda Transactions, see Note 3 “Significant transactions”. During the year ended December 31, 2023, the Company did not repurchase any of its common shares in the open market. Common shares repurchased by the Company during the period were cancelled and retired.
After including the repurchase during the year ended December 31, 2025 stated above, the Company was authorized to repurchase a maximum value of approximately $174.3 million of outstanding common shares under its repurchase program as of December 31, 2025. The share repurchase program does not have an expiration date.
18. Share-based compensation and employee benefit plans
Share-based compensation
As part of its annual long-term incentive award cycles, the Company granted to its employees a number of share-based awards pursuant to the terms and conditions of the SiriusPoint Ltd. 2013 Omnibus Incentive Plan and 2023 Omnibus Incentive Plan. As of December 31, 2025, the Company’s share-based awards consisted of Restricted Share Units (“RSUs”), Performance Share Units (“PSUs”), Restricted Share Awards (“RSAs”) and options. As of December 31, 2025, 11,655,944 of the Company’s common shares were available for future issuance under the equity incentive compensation plans (December 31, 2024 - 14,404,393).
The total share-based compensation expense recognized during the year ended December 31, 2025 was $35.9 million (2024 - $18.3 million and 2023 - $21.4 million). As of December 31, 2025, the Company had $27.8 million (December 31, 2024 -

$23.2 million) of unamortized share compensation expense, which is expected to be amortized over a weighted average period of 1.6 years (December 31, 2024 - 1.7).
Restricted Share Units
RSU activity for the year ended December 31, 2025 was as follows:

	Number of non- vested restricted shares	Weighted average grant date fair value
Balance as of January 1, 2025	1,779,420	$9.33
Granted	655,294	17.59
Forfeited	(93,509)	11.41
Vested	(1,153,200)	8.47
Balance as of December 31, 2025	1,188,005	$14.56
RSUs with service condition vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment or service and transferability. The Company’s RSUs generally vest over three years in equal, one-third installments on each anniversary of the award grant date subject to continued provision of services through the applicable vesting date.
Restricted Share Awards
Restricted share award activity for the year ended December 31, 2025 was as follows:

	Number of non- vested restricted shares	Weighted average grant date fair value
Balance as of January 1, 2025	132,707	$10.38
Granted	48,434	19.18
Vested	(109,046)	11.11
Balance as of December 31, 2025	72,095	$14.98
RSAs vest either ratably or at the end of the required service period and contain certain restrictions during the vesting period, relating to, among other things, forfeiture in the event of termination of employment or service and transferability.
Performance Share Units
PSU activity for the year ended December 31, 2025 was as follows:

	Number of non-vested PSUs	Number of non-vested PSUs probable of vesting	Weighted average grant date fair value of PSUs probable of vesting
Balance as of January 1, 2025	2,600,428	2,600,428	$10.61
Granted	887,733	887,733	16.74
Forfeited	(184,391)	(184,391)	11.29
Balance as of December 31, 2025	3,303,770	3,303,770	$12.22
PSUs vest over three distinct performance periods subject to participant’s continued provision of services to the Company until the vesting date.

Options
The share options issued to management under the share incentive plan are subject to a service condition. The fair value of share options issued are estimated on the grant date using the Black-Scholes option-pricing model. There were no options granted for the years ended December 31, 2025, 2024 and 2023.
The options activity for the year ended December 31, 2025 were as follows:

	Number of options	Weighted average exercise price
Outstanding as of January 1, 2025	2,126,105	$7.36
Exercised	(135,090)	6.51
Outstanding as of December 31, 2025	1,991,015	7.41
Exercisable as of December 31, 2025	1,991,015	$7.41
As of December 31, 2025 the weighted average remaining contractual term for options outstanding and exercisable was 4.1 years and 4.1 years, respectively (2024 - 5.2 years and 5.0 years, respectively).
As of December 31, 2025, the aggregate intrinsic value of options outstanding and options exercisable was $28.8 million and $28.8 million, respectively (December 31, 2024 - $17.4 million and $15.5 million, respectively). For the year ended December 31, 2025, the Company received $0.9 million proceeds from the exercise of options (2024 - $18.4 million and 2023 - $3.0 million).
Employee Benefit and Contribution Plans
The Company operates several retirement plans in accordance with the local regulations and practices. These plans cover substantially all of the Company’s employees and provide benefits to employees in event of death, disability, or retirement.
Certain employees of SiriusPoint International can participate in defined benefit plans which are based on the employees' pension entitlements and length of employment. As of December 31, 2025, the projected benefit obligation of SiriusPoint International’s various benefit plans was $13.7 million (2024 - $11.3 million) and the funded status was $8.6 million (2024 - $6.7 million). The accumulated benefit obligation for the year ended December 31, 2025 was $13.6 million (2024 - $11.5 million).
Total expenses related to the Company’s contributions to defined contribution plans was $9.1 million for the year ended December 31, 2025 (2024 - $13.8 million and 2023 - $11.8 million).

19. Earnings per share available to SiriusPoint common shareholders
The following sets forth the computation of basic and diluted earnings per share available to SiriusPoint common shareholders for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Weighted-average number of common shares outstanding:	($ in millions, except share and per share amounts)
Basic number of common shares outstanding	116,507,940	166,537,394	163,341,448
Dilutive effect of restricted share awards and units	3,921,841	1,877,371	3,176,462
Dilutive effect of options	1,218,269	1,055,916	595,908
Dilutive effect of warrants	—	—	899,249
Dilutive effect of Series A preference shares	—	—	1,594,281
Diluted number of common shares outstanding	121,648,050	169,470,681	169,607,348
Basic earnings per common share:
Net income available to SiriusPoint common shareholders	$443.6	$183.9	$338.8
Net income allocated to SiriusPoint participating common shareholders	(0.3)	(7.7)	(24.3)
Net income allocated to SiriusPoint common shareholders	$443.3	$176.2	$314.5
Basic earnings per share available to SiriusPoint common shareholders	$3.80	$1.06	$1.93
Diluted earnings per common share:
Net income available to SiriusPoint common shareholders	$443.6	$183.9	$338.8
Net income allocated to SiriusPoint participating common shareholders	(0.3)	(7.7)	(24.3)
Net income allocated to SiriusPoint common shareholders	$443.3	$176.2	$314.5
Diluted earnings per share available to SiriusPoint common shareholders	$3.64	$1.04	$1.85
For the year ended December 31, 2025, anti-dilutive restricted share units of 6,392 were excluded from the computation of diluted earnings per share available to SiriusPoint common shareholders. For the year ended December 31, 2024 anti-dilutive restricted share units of 14,741 were excluded from the computation of diluted earnings per share available to SiriusPoint common shareholders. For the year ended December 31, 2023, anti-dilutive options of 2,697,116, warrants of 26,013,599, and restricted share units of 75,154 were excluded from the computation of diluted earnings per share available to SiriusPoint common shareholders.
20. Related party transactions
In addition to the transactions disclosed in Notes 3, 10, and 17 to these consolidated financial statements, the following transactions are classified as related party transactions, as the counterparties have either a direct or indirect shareholding in the Company or the Company has an investment in such counterparty.
(Re)insurance contracts
During the year ended December 31, 2025, insurance and reinsurance contracts with certain of the Company’s insurance and MGA related parties resulted in gross written premium of $81.8 million (2024 - $99.1 million). As of December 31, 2025, the Company had total receivables from these related parties of $86.4 million and no payables (2024 - $127.2 million of receivables and no payables).

Investments managed by related parties
The following table provides the fair value of the Company's investments managed by related parties as of December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
Third Point Enhanced LP (1)	$82.2	$87.6
Third Point Insurance Solutions Fund I LLC (1)	1.6	—
Third Point Venture Offshore Fund I LP (1)	27.7	24.0
Third Point Venture Offshore Fund II LP (1)	6.3	4.9
Third Point Optimized Credit Portfolio (2)	652.8	595.8
Total investments managed by related parties	$770.6	$712.3
(1)The Third Point Enhanced LP, Third Point Insurance Solutions Fund I LLC, Third Point Venture Offshore Fund I LP, and Third Point Venture Offshore Fund II LP are reported in Other long-term investments in the consolidated balance sheets.
(2)The Third Point Optimized Credit Portfolio is reported in debt securities, available for sale and trading, in the consolidated balance sheets.
On February 28, 2025, the Company provided notice to Third Point LLC of its intent to redeem all of its capital accounts for TP Enhanced Fund. The redemptions will occur over time and may be in cash or underlying investments.
On September 23, 2025, the Company notified Third Point LLC of its intention to withdraw investments from the Third Point Optimized Credit Portfolio by March 31, 2026. Following this withdrawal, the existing investment management agreement for the portfolio will be terminated. The Company plans to establish a new investment management agreement to maintain access to Third Point’s asset management services.
Management, advisory and performance fees to related parties
The total management, advisory and performance fees to related parties for the years ended December 31, 2025, 2024 and 2023 were as follows:

	2025	2024	2023
Management and advisory fees	$4.2	$4.8	$5.2
Performance fees	(0.4)	0.6	0.9
Total management, advisory and performance fees to related parties (1)	$3.8	$5.4	$6.1
(1)Management, advisory and performance fees to related parties, where applicable, are presented within Net realized and unrealized investment losses in the consolidated statements of income.
Management and advisory fees
Third Point Enhanced LP
Pursuant to the Fourth Amended and Restated Exempted Limited Partnership Agreement of TP Enhanced Fund (“2022 LPA”), Third Point LLC is entitled to receive monthly management fees. Management fees are charged at the TP Enhanced Fund level and are calculated based on 1.25% per annum of the investment in TP Enhanced Fund.
Third Point Venture Offshore Fund I LP
No management fees are payable by the Company under the Amended and Restated Exempted Limited Partnership Agreement of TP Venture Fund (“2021 Venture LPA”).
Third Point Venture Offshore Fund II LP
Pursuant to the Amended and Restated Exempted Limited Partnership Agreement of TP Venture Fund II (“2022 Venture II LPA”), management fees are charged at the TP Venture Fund II level and are calculated based on 0.1875% per quarter (0.75% per annum).

Third Point Insurance Portfolio Solutions
Pursuant to the Third Point Insurance Portfolio Solutions Investment Management Agreement effective February 26, 2021, the Company will pay Third Point LLC a fixed management fee, payable monthly in advance, equal to 1/12 of 0.06% of the fair value of assets managed (other than assets invested in TP Enhanced Fund).
Third Point Optimized Credit
Pursuant to the 2022 IMA, effective February 23, 2022, the Company will also pay Third Point LLC a monthly management fee equal to one twelfth of 0.50% (0.50% per annum) of the Third Point Optimized Credit Portfolio, net of any expenses.
Performance fees
Third Point Enhanced LP
Pursuant to the 2022 LPA, TP GP receives a performance fee allocation equal to 20% of the Company’s investment income in the Third Point Enhanced fund.
Third Point Venture Offshore Fund I LP
Pursuant to the 2021 Venture LPA, TP Venture GP receives a performance fee allocation equal to 20% of the Company’s investment income in the fund.
Third Point Venture Offshore Fund II LP
Pursuant to the 2022 Venture II LPA, TP Venture GP II receives a performance fee allocation equal to 20% of the Company’s investment income in the fund.
Third Point Optimized Credit
Pursuant to the 2022 IMA, the Company will pay Third Point LLC, from the assets of each sub-account, an annual incentive fee equal to 15% of outperformance over a specified benchmark.
Performance fees are included as part of net investment income on the Company’s consolidated statements of income.
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
For the years ended December 31, 2025 and December 31, 2024, no individual source accounted for more than 10% of gross written premium. For the year ended December 31, 2023, Guy Carpenter & Company accounted for 12.1% of gross written premium. No other source individually contributed more than 10% of total gross written premium in any of the last three years.
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
During the year ended December 31, 2025, the Company recognized operating lease expense of $10.3 million (2024 - $10.4 million and 2023 - $10.3 million), including property taxes and routine maintenance expense as well as rental expenses related to short term leases.
The following table presents the lease balances within the consolidated balance sheets as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Operating lease right-of-use assets(1)	$20.7	$22.8
Operating lease liabilities(2)	$24.6	$24.5

Weighted average lease term (years)	4.6	5.2
Weighted average discount rate	3.2%	3.0%
(1) Operating lease right-of-use assets are included in Other assets on the Company’s consolidated balance sheets.
(2) Operating lease liabilities are included in Other liabilities on the Company’s consolidated balance sheets.
Future minimum rental commitments as of December 31, 2025 under these leases are expected to be as follows:

Future Payments
2026	$6.1
2027	5.3
2028	5.6
2029	4.6
2030 and thereafter	3.0
Total lease liability as of December 31, 2025	$24.6
Liability-classified capital instruments
On February 26, 2021, the Company completed its acquisition of Sirius International Insurance Group, Ltd. (“Sirius Group”). The aggregate consideration for the transaction included the issuance of preference shares, warrants, and other contingent value components, which, when outstanding, were previously recorded at fair value in Liability-classified capital instruments on the consolidated balance sheets. As of December 31, 2024, all of the instruments were settled, exercised or expired.

Series A Preference Shares
On February 26, 2021, certain holders of Sirius Group shares elected to receive Series A preference shares, par value $0.10 per share (“Series A Preference Shares”), with respect to the consideration price of the Sirius Group acquisition. The Company issued 11,720,987 Series A Preference Shares.
Pursuant to the CMIG Series A and Repurchase Agreement, the Company settled all Series A Preference Shares held by CM Bermuda during the third quarter of 2024, which resulted in a loss of $90.7 million and is recorded in Loss on settlement and change in fair value of liability classified instruments in the Company’s consolidated income statement during the year ended December 31, 2024. For further details on the CMIG Series A and Repurchase Agreement, see Note 3 “Significant transactions”.
During the year ended December 31, 2023, the Company recorded a loss of $35.8 million from the change in fair value of the Series A Preference Shares.
Merger Warrants
On February 26, 2021, the Company issued certain warrants with respect to the consideration price of the Sirius Group acquisition (the “Merger Warrants”).
Pursuant to the CMIG Securities Purchase Agreement, the Company settled all Merger Warrants held by CM Bermuda during the fourth quarter of 2024, which resulted in a loss of $25.9 million and is recorded in Loss on settlement and change in fair value of liability classified instruments in the Company’s consolidated income statement during the year ended December 31, 2024. For further details on the CMIG Securities Purchase Agreement, see Note 3 “Significant transactions”.
During the year ended December 31, 2023, the Company recorded a loss of $15.0 million from the change in fair value of the Merger Warrants.
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
The BMA acts as the group supervisor for the Company. The Company is currently completing its group BSCR for the year ended December 31, 2025, which must be filed with the BMA on or before May 31, 2026, and at this time, the Company believes it will exceed the target level of required statutory economic capital and surplus. During 2025 and 2024, the Company did not pay any dividends to its common shareholders.
The Company has two Bermuda based insurance subsidiaries: SiriusPoint Bermuda, a Class 4 insurer, and Alstead Re, a Class 3A insurer. Each of these Bermuda insurance subsidiaries are registered under the Insurance Act and are subject to regulation and supervision of the BMA. The Company is currently completing its BSCRs for SiriusPoint Bermuda and Alstead Re for the year ended December 31, 2025, which must be filed with the BMA on or before April 30, 2026, and at this time, the Company believes it will exceed the target level of required statutory economic capital and surplus. Each of the Company’s Bermuda based insurance subsidiaries met their target level of required statutory economic capital and surplus for the year ended December 31, 2024. The following is a summary of available and required statutory economic capital and surplus of the Bermuda based insurance subsidiaries as of December 31, 2024:

December 31, 2024
Available statutory economic capital and surplus
SiriusPoint Ltd.	$2,835.8
SiriusPoint Bermuda	3,131.0
Alstead Re	5.6
Required statutory economic capital and surplus
SiriusPoint Ltd.	1,243.7
SiriusPoint Bermuda	1,216.2
Alstead Re	$1.0
The following is a summary of the statutory net income for the Bermuda based insurance subsidiaries for the years ended December 31, 2025 and 2024:

	2025	2024
SiriusPoint Bermuda	$564.5	$381.5
Alstead Re	$0.7	$0.2
The Bermuda based insurance subsidiaries are also required to maintain a minimum liquidity ratio whereby the value of their relevant assets are not less than 75% of the amount of their relevant liabilities for general business. As of December 31, 2025, all liquidity ratio requirements were met.
SiriusPoint Bermuda’s ability to pay dividends is limited under Bermuda law and regulations. SiriusPoint Bermuda may declare dividends subject to it continuing to meet its solvency and capital requirements, which includes continuing to hold statutory capital and surplus equal to or exceeding its ECR. In addition, SiriusPoint Bermuda is prohibited from declaring or paying in any fiscal year dividends of more than 25% of its prior year’s statutory capital and surplus unless SiriusPoint Bermuda files with the BMA a signed affidavit by at least two members of the Board of Directors attesting that a dividend would not cause SiriusPoint Bermuda to fail to meet its capital requirements. As of December 31, 2025, SiriusPoint Bermuda could pay dividends of approximately $694.7 million (2024 - $712.7 million) without providing an affidavit to the BMA. SiriusPoint Bermuda indirectly owns SiriusPoint International, SiriusPoint America, and SiriusPoint’s other insurance and reinsurance operating companies, each of which are limited in their ability to pay dividends by the insurance laws of their relevant jurisdictions.
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
The Company participates in the Lloyd's market through the 100% ownership of SiriusPoint Corporate Member Ltd., a Lloyd's corporate member, which in turn provides underwriting stamp capacity to Syndicate 1945. The Company has its own Lloyd's managing agent, SiriusPoint International Managing Agency, which manages Syndicate 1945. Lloyd's approved net capacity for 2025 was £208.0 million, or approximately $279.4 million (based on the December 31, 2025 GBP to USD exchange rate). Stamp capacity is a measure of the amount of net premium (premiums written less acquisition costs) that a syndicate is authorized by Lloyd's to write.
SiriusPoint International is subject to regulation and supervision by the Swedish Financial Supervisory Authority ("SFSA"). Under Solvency II, the SFSA also acts as the European Economic Area group supervisor, with Sirius Group International S.a.r.l. ("SGI") serving as the highest European entity subject to the SFSA's group supervision. Solvency II regulation in Europe gives the SFSA the option to waive European-level group supervision if certain legal requirements are met. As of December 31, 2025, the SFSA has not exercised this option.
For the year ended December 31, 2025, SiriusPoint International’s statutory net income (loss) was $(53.4) million (2024 - $146.9 million). The Company is currently completing its statutory returns for SiriusPoint International and SGI for the year ended December 31, 2025, which must be filed with the SFSA on or before July 30, 2026, and at this time, the Company believes it will exceed the target level of required capital and surplus.
SiriusPoint International has the ability to pay dividends to its immediate parent subject to the availability of unrestricted equity, calculated in accordance with the Swedish Act on Annual Accounts in Insurance Companies and the SFSA. Unrestricted equity is calculated on a consolidated group account basis and on a parent account basis. Differences between the two include but are not limited to accounting for goodwill, subsidiaries (with parent accounts stated at original foreign exchange rates), taxes and pensions. SiriusPoint International's ability to pay dividends is limited to the "lower of" unrestricted equity as calculated within the group and parent accounts. As of December 31, 2025, SiriusPoint International had $148.1 million (based on the December 31, 2025 SEK to USD exchange rate) of unrestricted equity on a stand alone basis (the lower of the two approaches) available to pay dividends in 2025 (2024 - $334.5 million). The amount of dividends available to be paid by SiriusPoint International in any given year is also subject to cash flow and earnings generated by SiriusPoint International's business, the maintenance of adequate solvency capital ratios for SiriusPoint International and the consolidated SGI group, as well as to dividends received from its subsidiaries. Earnings generated by SiriusPoint International's business that are allocated to the Safety Reserve are not available to pay dividends (see "Safety Reserve" below). During 2025, SiriusPoint International declared and paid dividends of SEK 1,864.6 million (or $185.3 million on date of declaration and payment).
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

The following is a summary of estimated required statutory capital and surplus of the U.S. based insurance and reinsurance subsidiaries as of December 31, 2025 and actual amounts as of December 31, 2024:

	December 31, 2025	December 31, 2024
Estimated statutory capital and surplus
SiriusPoint America	$777.8	$639.4
SiriusPoint Specialty	106.7	78.3
Oakwood	41.7	40.7
Required statutory capital and surplus(1)
SiriusPoint America	263.4	192.0
SiriusPoint Specialty	2.2	14.7
Oakwood	$0.4	$0.3
(1)Equals the authorized control level of the NAIC risk-based capital. The subsidiaries’ available capital exceeded their respective RBC requirements.
The following is a summary of the statutory net income for the U.S. based insurance and reinsurance subsidiaries for the years ended December 31, 2025 and 2024:

	2025	2024
SiriusPoint America	$33.2	$41.2
SiriusPoint Specialty	28.4	3.9
Oakwood	$0.8	$0.7
The principal differences between the statutory amounts and the amounts reported in accordance with GAAP include deferred acquisition costs, deferred taxes, gains recognized under retroactive reinsurance contracts and market value adjustments for debt securities.
Under the normal course of business, SiriusPoint America has the ability to pay dividends to its immediate parent during any twelve-month period without the prior approval of regulatory authorities in an amount set by a formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus and subject to dividends paid in prior periods. Based on this formula, SiriusPoint America has dividend capacity as of December 31, 2025, without prior regulatory approval. As of December 31, 2025, SiriusPoint America had approximately $777.8 million (2024 - $639.4 million) of statutory surplus and $87.6 million (2024 - $70.0 million) of earned surplus, and could pay approximately $3.3 million (2024 - $63.9 million) to its parent company. During 2025, SiriusPoint America paid a dividend of $20.0 million to its immediate parent.
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
As of December 31, 2025, SiriusPoint International's Safety Reserve was SEK5.7 billion, or $623.4 million (based on the December 31, 2025 SEK to USD exchange rate). Under Swedish GAAP, an amount equal to the Safety Reserve, net of a related deferred tax liability established at the Swedish tax rate, is classified as common shareholders' equity. Generally, this deferred tax liability ($128.4 million based on the December 31, 2025 SEK to USD exchange rate) is required to be paid by SiriusPoint International if it fails to maintain prescribed levels of premium writings and loss reserves in future years.
23. Subsequent events
Sale of Arcadian
On October 3, 2025, the Company entered into an agreement to sell its 49% equity stake in Arcadian to Lee Equity Partners for total consideration of $140.4 million, inclusive of a pre-close dividend. The Company also renewed and extended its capacity agreement with Arcadian until the end of 2031. On January 30, 2026, the transaction closed following the satisfaction of customary closing conditions. In the first quarter of 2026, the Company will recognize a pre-tax gain of approximately $25.0 million.
As of December 31, 2025, a held for sale asset of $115.2 million is recorded in the Company’s consolidated balance sheet.
Acquisition of Assist America
On December 31, 2025, the Company, through its wholly owned subsidiaries, entered into an agreement in which it will acquire Assist America, a leading provider of global emergency travel assistance services. Assist America primarily sells its services to insurance companies as part of their corporate benefit plan products. It provides reliable global emergency assistance to over 40 million members across Asia, the Middle East and North America. The acquisition will significantly bolster the Company’s third-party medical and travel assistance revenue, increase scale in the U.S., and expand its coverage to Asia and the Middle East.
The total deal consideration is estimated as $42.5 million, which comprises cash and other contingent value components, and the estimated identifiable net assets acquired were $22.8 million. Pursuant to the agreement, the Company’s control of Assist America is effective as of January 1, 2026. As such, the Company will consolidate Assist America in its consolidated financial statements in the first quarter of 2026.
Redemption of Series B Preference Shares
On January 29, 2026, the Company announced that it will redeem all 8,000,000 of its issued and outstanding 8.0% Series B preference shares on February 26, 2026 (the “Redemption Date”). The redemption price payable on the Redemption Date is $25.00 per share, plus $0.49, which reflects unpaid, accrued cumulative dividends, to, but excluding, the Redemption Date, without interest (the “Redemption Price”). Following the redemption, no Series B preference shares will remain outstanding and all rights with respect to such Series B preference shares will cease and terminate, except for the right to receive the Redemption Price. Upon completion of the redemption, the Company intends to delist the Series B preference shares from the New York Stock Exchange and deregister the Series B preference shares under the Securities Exchange Act of 1934.
The redemption will help to simplify and optimize the Company’s capital structure and financial leverage, while also eliminating the cost of capital and related cash servicing associated with the Series B preference shares. After the redemption, the Company’s capital position will remain at or above operating target levels.
Acquisition of World Nomads
On February 12, 2026, Sirius International UK Holdings II Ltd, a subsidiary of SiriusPoint Ltd. (“SIUK II”), entered into a purchase agreement with nib Travel Pty Ltd., an Australian proprietary limited company (“nib”), in which SIUK II or its subsidiaries will purchase equity interests and assets comprising the World Nomads travel insurance business currently operated by nib (collectively, “World Nomads”). An initial closing on the majority of the World Nomads business is expected to occur in the second or third quarter of 2026, and a final closing is expected to occur in the second half of 2027, subject to receipt of regulatory approvals and satisfaction of other customary closing conditions.

SIRIUSPOINT LTD.
Schedule I - Summary of Investments - Other than Investments in Related Parties
As of December 31, 2025
(expressed in millions of U.S. dollars)

	Cost or amortized cost	Fair value	Balance sheet value
Assets
Asset-backed securities	$917.1	$921.1	$921.1
Residential mortgage-backed securities	950.1	963.1	963.1
Commercial mortgage-backed securities	231.3	231.9	231.9
Corporate debt securities	2,170.8	2,198.2	2,198.2
U.S. government and government agency	830.5	835.7	835.7
Non-U.S. government and government agency	18.5	18.6	18.6
Total debt securities, available for sale	5,118.3	5,168.6	5,168.6
Asset-backed securities	8.3	5.9	5.9
Residential mortgage-backed securities	50.7	45.0	45.0
Commercial mortgage-backed securities	34.6	31.9	31.9
Corporate debt securities	17.1	3.7	3.7
U.S. government and government agency	3.9	3.8	3.8
Total debt securities, trading	114.6	90.3	90.3
Total short-term investments	28.4	28.3	28.3
Total other long-term investments	204.3	99.0	99.0
Total investments in securities	$5,465.6	$5,386.2	$5,386.2

SIRIUSPOINT LTD.
Schedule II - Condensed Financial Information of Registrant (1)
Balance Sheets
As of December 31, 2025 and 2024
(expressed in millions of U.S. dollars)

	December 31, 2025	December 31, 2024
Assets
Total investments	$244.2	$0.2
Cash and cash equivalents	16.0	14.2
Investment in subsidiaries	2,793.6	2,864.7
Interest and dividends receivable	2.0	—
Deferred tax asset	90.7	75.1
Amounts due from affiliates	25.7	112.6
Other assets	7.0	7.1
Total assets	$3,179.2	$3,073.9
Liabilities
Accounts payable, accrued expenses and other liabilities	$20.8	$14.4
Share repurchase liability	—	483.0
Debt	688.6	639.1
Total liabilities	709.4	1,136.5
Shareholders’ equity
Series B preference shares	200.0	200.0
Common shares	11.7	11.6
Additional paid-in capital	967.7	945.0
Retained earnings	1,228.5	784.9
Accumulated other comprehensive loss	61.9	(4.1)
Total shareholders’ equity	2,469.8	1,937.4
Total liabilities and shareholders’ equity	$3,179.2	$3,073.9
(1)The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SIRIUSPOINT LTD.
Schedule II - Condensed Financial Information of Registrant (1)
Statements of Income
For the years ended December 31, 2025, 2024 and 2023

	2025	2024	2023
Revenues
Net investment income (losses)	$0.3	$(0.8)	$(3.5)
Other revenues	10.9	4.8	(0.4)
Loss on settlement and change in fair value of liability-classified capital instruments	—	(148.5)	(59.4)
Equity in earnings of subsidiaries	564.5	381.5	471.6
Total revenues	575.7	237.0	408.3
Expenses
Net corporate and other expenses	46.5	39.5	45.2
Interest expense	49.6	50.9	45.2
Foreign exchange (gains) losses	48.4	(24.2)	9.1
Total expenses	144.5	66.2	99.5
Income before income tax benefit	431.2	170.8	308.8
Income tax benefit	28.4	29.1	46.0
Net income available to SiriusPoint common shareholders	459.6	199.9	354.8
Dividends on Series B preference shares	(16.0)	(16.0)	(16.0)
Net income available to SiriusPoint common shareholders	$443.6	$183.9	$338.8
(1)The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SIRIUSPOINT LTD.
Schedule II - Condensed Financial Information of Registrant (1)
Statements of Comprehensive Income
For the years ended December 31, 2025, 2024 and 2023

	2025	2024	2023
Comprehensive income
Net income available to SiriusPoint	$459.6	$199.9	$354.8
Other comprehensive income (loss)
Change in foreign currency translation, net of tax	2.1	1.1	1.1
Unrealized gains from debt securities held as available for sale investments	60.1	1.3	38.9
Reclassifications from accumulated other comprehensive income (loss)	3.8	(9.6)	8.1
Total other comprehensive income (loss)	66.0	(7.2)	48.1
Comprehensive income available to SiriusPoint	$525.6	$192.7	$402.9
(1)The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SIRIUSPOINT LTD.
Schedule II - Condensed Financial Information of Registrant (1)
Statements of Cash Flow
For the years ended December 31, 2025, 2024 and 2023

	2025	2024	2023
Operating activities
Net income available to SiriusPoint	$459.6	$199.9	$354.8
Adjustments to reconcile net income available to SiriusPoint to net cash provided by operating activities:
Equity in earnings of subsidiaries	(564.5)	(381.5)	(471.6)
Dividend received by parent	457.9	714.0	101.2
Share compensation expense	35.9	20.7	21.4
Net realized and unrealized (gain) loss on investments and derivatives	(0.3)	1.3	3.5
Other revenues	—	—	59.4
Change in fair value of liability classified instruments	—	31.9	—
Other items, net	48.1	(23.6)	(8.5)
Depreciation and other amortization	1.5	0.7	17.3
Changes in assets and liabilities:
Deferred tax asset	(15.6)	(29.1)	(46.0)
Other assets	0.1	—	5.7
Interest and dividends receivable	(2.0)	—	—
Accounts payable, accrued expenses and other liabilities	6.4	4.4	(5.3)
Amounts due (to) from affiliates	86.9	(6.5)	(1.4)
Net cash provided by operating activities	514.0	532.2	30.5
Investing activities
Net cash provided by investing activities	—	—	14.4
Financing activities
Settlement of liability-classified capital instruments	—	(99.2)	(38.5)
Net proceeds from exercise of options and warrants	0.9	18.4	27.8
Cash dividends paid to preference shareholders	(16.0)	(16.0)	(16.0)
Taxes paid on withholding shares	(6.3)	(9.8)	(11.5)
Purchases of SiriusPoint common shares under share repurchase program	(490.8)	(299.7)	—
Payment of redemption of debt	—	(517.9)	—
Proceeds from issuance of debt, net of costs	—	393.9	—
Net cash used in financing activities	(512.2)	(530.3)	(38.2)
Net increase in cash, cash equivalents and restricted cash	1.8	1.9	6.7
Cash, cash equivalents and restricted cash at beginning of period	14.2	12.3	5.6
Cash, cash equivalents and restricted cash at end of period	$16.0	$14.2	$12.3
(1)The condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

SIRIUSPOINT LTD.
Schedule III - Supplementary Insurance Information
As of and for the years ended December 31, 2025, 2024 and 2023
(expressed in millions of U.S. dollars)

	As of and for the year ended December 31, 2025
	Deferred acquisition costs, net	Loss and loss adjustment expense reserves	Unearned premium	Net earned premium	Net investment income and net realized and unrealized investment losses	Loss and loss adjustment expenses incurred, net	Acquisition costs, net	Other underwriting expenses	Net written premium
Insurance & Services	$226.9	$2,003.6	$1,158.9	$1,481.6	$—	$874.9	$396.6	$86.3	$1,650.2
Reinsurance	156.5	2,313.8	693.8	1,109.9	—	656.2	277.9	85.3	1,127.4
Corporate & Eliminations(1)	0.7	1,465.1	2.7	2.3	271.9	(11.6)	(90.9)	16.3	(4.8)
	$384.1	$5,782.5	$1,855.4	$2,593.8	$271.9	$1,519.5	$583.6	$187.9	$2,772.8

	As of and for the year ended December 31, 2024
	Deferred acquisition costs, net	Loss and loss adjustment expense reserves	Unearned premium	Net earned premium	Net investment income and net realized and unrealized investment losses	Loss and loss adjustment expenses incurred, net	Acquisition costs, net	Other underwriting expenses	Net written premium
Insurance & Services	$170.8	$1,529.4	$929.0	$1,154.0	$—	$714.1	$284.7	$80.0	$1,236.2
Reinsurance	156.6	2,185.4	709.8	1,045.1	—	554.3	279.9	86.1	1,104.7
Corporate & Eliminations(1)	0.1	1,939.1	0.4	144.4	224.6	100.1	(47.7)	15.6	11.2
	$327.5	$5,653.9	$1,639.2	$2,343.5	$224.6	$1,368.5	$516.9	$181.7	$2,352.1

	As of and for the year ended December 31, 2023
	Deferred acquisition costs, net	Loss and loss adjustment expense reserves	Unearned premium	Net earned premium	Net investment income and net realized and unrealized investment losses	Loss and loss adjustment expenses incurred, net	Acquisition costs, net	Other underwriting expenses	Net written premium
Insurance & Services	$130.9	$1,729.7	$927.0	$1,249.2	$—	$815.4	$295.5	$94.3	$1,282.7
Reinsurance	159.0	2,459.1	663.6	1,031.4	—	490.3	252.2	82.7	1,061.0
Corporate & Eliminations(1)	19.0	1,419.3	36.7	145.6	272.7	75.6	(75.0)	19.3	94.2
	$308.9	$5,608.1	$1,627.3	$2,426.2	$272.7	$1,381.3	$472.7	$196.3	$2,437.9
(1)Corporate & Eliminations includes the results of all runoff business and non-underwriting income and expenses.

SIRIUSPOINT LTD.
Schedule IV - Reinsurance
For the years ended December 31, 2025, 2024 and 2023
(expressed in millions of U.S. dollars)

	Direct written premium	Assumed from other companies	Ceded to other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2025	$2,208.3	$1,497.3	$932.8	$2,772.8	54.0%
Year ended December 31, 2024	1,824.3	1,420.3	892.5	2,352.1	60.4%
Year ended December 31, 2023	$1,678.7	$1,748.7	$989.5	$2,437.9	71.7%

SIRIUSPOINT LTD.
Schedule VI - Supplementary Information for Property-Casualty Insurance Operations
As of and for the years ended December 31, 2025, 2024 and 2023
(expressed in millions of U.S. dollars)

	Deferred acquisition costs, net	Loss and loss adjustment expense reserves	Unearned premium reserves	Net earned premium	Net investment income and net realized and unrealized investment losses	Loss and loss expenses incurred related to current year	Loss and loss expenses incurred related to prior year	Acquisition costs, net	Net paid losses and loss expenses	Net written premium
2025	$384.1	$5,782.5	$1,855.4	$2,593.8	$271.9	$1,593.3	$(73.8)	$583.6	$1,236.8	$2,772.8
2024	327.5	5,653.9	1,639.2	2,343.5	224.6	1,476.4	(107.9)	516.9	1,035.2	2,352.1
2023	$308.9	$5,608.1	$1,627.3	$2,426.2	$272.7	$1,555.5	$(174.2)	$472.7	$1,184.7	$2,437.9