Form 10-Q
period 2026-03-31
SiriusPoint Ltd
filed 2026-05-07
CIK 1576018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐
As of May 4, 2026, the registrant had 117,542,130 common shares issued and outstanding.

SiriusPoint Ltd.

PART I - Financial Information
ITEM 1. Financial Statements
SIRIUSPOINT LTD.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of March 31, 2026 and December 31, 2025
(expressed in millions of U.S. dollars, except per share and share amounts)

	March 31, 2026	December 31, 2025
Assets
Debt securities, available for sale, at fair value, net of allowance for credit losses of $0.0 (2025 - $0.0 ) (cost - $4,896.1; 2025 - $5,118.3 )	$4,892.9	$5,168.6
Debt securities, trading, at fair value (cost - $111.3; 2025 - $114.6)	86.0	90.3
Short-term investments, at fair value (cost - $32.2; 2025 - $28.4)	32.5	28.3
Other long-term investments, at fair value (cost - $410.4; 2025 - $421.9) (includes related party investments at fair value of $203.8 (2025 - $216.1))	295.4	315.1
Total investments	5,306.8	5,602.3
Cash and cash equivalents	856.9	731.2
Restricted cash and cash equivalents	153.8	171.2
Due from brokers	40.1	7.5
Interest and dividends receivable	41.4	47.1
Insurance and reinsurance balances receivable, net	2,420.8	2,260.3
Deferred acquisition costs, net	403.4	384.1
Unearned premiums ceded	573.3	487.4
Loss and loss adjustment expenses recoverable, net	2,020.2	2,102.3
Deferred tax asset	256.7	267.7
Goodwill	18.6	—
Intangible assets	139.8	121.2
Other assets	251.2	272.1
Assets held for sale	—	115.2
Total assets	$12,483.0	$12,569.6
Liabilities
Loss and loss adjustment expense reserves	$5,732.7	$5,782.5
Unearned premium reserves	1,991.2	1,855.4
Reinsurance balances payable	1,455.0	1,447.6
Debt	679.6	688.6
Due to brokers	3.4	5.5
Deferred tax liability	73.4	73.0
Other liabilities	244.3	246.1
Total liabilities	10,179.6	10,098.7
Commitments and contingent liabilities (refer to Note 17)
Shareholders’ equity
Series B preference shares (2025 - par value $0.10; authorized and issued: 8,000,000)	—	200.0
Common shares (issued and outstanding: 115,936,935 (2025 - 116,989,799))	11.6	11.7
Additional paid-in capital	956.4	967.7
Retained earnings	1,328.1	1,228.5
Accumulated other comprehensive income, net of tax	6.3	61.9
Shareholders’ equity attributable to SiriusPoint shareholders	2,302.4	2,469.8
Noncontrolling interests	1.0	1.1
Total shareholders’ equity	2,303.4	2,470.9
Total liabilities, noncontrolling interests and shareholders’ equity	$12,483.0	$12,569.6

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
For the three months ended March 31, 2026 and 2025
(expressed in millions of U.S. dollars, except per share and share amounts)

	2026	2025
Revenues
Net earned premium	$638.9	$626.7
Net investment income	66.4	71.2
Net investment gains (losses)	11.4	(0.3)
Other revenues	57.9	29.7
Total revenues	774.6	727.3
Expenses
Loss and loss adjustment expenses incurred, net	362.9	401.8
Acquisition costs, net	147.8	129.7
Other underwriting expenses	50.5	41.1
Net corporate and other expenses	71.2	60.6
Intangible asset amortization	2.6	2.9
Interest expense	16.8	18.1
Foreign exchange (gains) losses	1.3	(2.2)
Total expenses	653.1	652.0
Income before income tax expense	121.5	75.3
Income tax expense	(19.2)	(13.3)
Net income	102.3	62.0
Net income attributable to noncontrolling interests	(0.1)	(0.4)
Net income available to SiriusPoint	102.2	61.6
Dividends on Series B preference shares	(2.6)	(4.0)
Net income available to SiriusPoint common shareholders	$99.6	$57.6
Earnings per share available to SiriusPoint common shareholders
Basic earnings per share available to SiriusPoint common shareholders	$0.85	$0.50
Diluted earnings per share available to SiriusPoint common shareholders	$0.82	$0.49
Weighted average number of common shares used in the determination of earnings per share
Basic	116,725,419	115,975,961
Diluted	121,695,056	118,555,166

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For the three months ended March 31, 2026 and 2025
(expressed in millions of U.S. dollars)

	2026	2025
Comprehensive income
Net income	$102.3	$62.0
Other comprehensive income (loss), net of tax
Change in foreign currency translation adjustment	(5.3)	(0.2)
Unrealized gains (losses) from debt securities held as available for sale investments	(57.3)	32.7
Reclassifications from accumulated other comprehensive income (loss)	7.0	(2.0)
Total other comprehensive income (loss)	(55.6)	30.5
Comprehensive income	46.7	92.5
Net income attributable to noncontrolling interests	(0.1)	(0.4)
Comprehensive income available to SiriusPoint	$46.6	$92.1
The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
For the three months ended March 31, 2026 and 2025
(expressed in millions of U.S. dollars)

	2026	2025
Series B preference shares
Balance, beginning of period	$200.0	$200.0
Redemption of preference shares	(200.0)	—
Balance, end of period	—	200.0
Common shares
Balance, beginning of period	11.7	11.6
Issuance of common shares, net	—	0.1
Common shares repurchased and retired	(0.1)	(0.1)
Balance, end of period	11.6	11.6
Additional paid-in capital
Balance, beginning of period	967.7	945.0
Issuance of common shares, net	0.2	(0.2)
Share compensation	10.3	7.6
Common shares repurchased and retired	(21.8)	(7.7)
Balance, end of period	956.4	944.7
Retained earnings
Balance, beginning of period	1,228.5	784.9
Net income	102.3	62.0
Net income attributable to noncontrolling interests	(0.1)	(0.4)
Dividends on preference shares	(2.6)	(4.0)
Balance, end of period	1,328.1	842.5
Accumulated other comprehensive income, net of tax
Balance, beginning of period	61.9	(4.1)
Change in foreign currency translation adjustment
Balance, beginning of period	(0.9)	(3.0)
Change in foreign currency translation adjustment	(5.3)	(0.2)
Balance, end of period	(6.2)	(3.2)
Unrealized gains (losses) from debt securities held as available for sale investments
Balance, beginning of period	62.8	(1.1)
Unrealized gains (losses) from debt securities held as available for sale investments	(57.3)	32.7
Reclassifications from accumulated other comprehensive income (loss)	7.0	(2.0)
Balance, end of period	12.5	29.6
Balance, end of period	6.3	26.4
Shareholders’ equity attributable to SiriusPoint shareholders	2,302.4	2,025.2
Noncontrolling interests	1.0	1.5
Total shareholders’ equity	$2,303.4	$2,026.7

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the three months ended March 31, 2026 and 2025
(expressed in millions of U.S. dollars)

	2026	2025
Operating activities
Net income	$102.3	$62.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share compensation	10.5	7.6
Net realized and unrealized (gain) loss on investments and derivatives	(11.4)	0.3
Amortization of premium and accretion of discount, net	(8.8)	(9.3)
Amortization of intangible assets	2.6	2.9
Other items, net	(14.0)	16.8
Changes in assets and liabilities:
Insurance and reinsurance balances receivable, net	(160.4)	(187.3)
Deferred acquisition costs, net	(19.3)	(41.8)
Unearned premiums ceded	(85.9)	(50.4)
Loss and loss adjustment expenses recoverable, net	82.1	(20.4)
Deferred tax asset/liability	20.0	20.0
Other assets	24.9	(12.7)
Interest and dividends receivable	5.7	1.9
Loss and loss adjustment expense reserves	(49.8)	108.7
Unearned premium reserves	135.8	177.6
Deferred gain on retroactive reinsurance	—	(1.9)
Reinsurance balances payable	7.4	(74.1)
Other liabilities	(15.0)	(88.8)
Held for sale asset	115.2	—
Net cash provided by (used in) operating activities	141.9	(88.9)
Investing activities
Purchases of debt securities, available-for-sale	(274.2)	(487.2)
Purchases of short-term investments	(13.8)	(27.6)
Purchases of other investments	(3.0)	(8.0)
Proceeds from sales and maturities of debt securities, available-for-sale	504.9	1,028.2
Proceeds from sales and maturities of debt securities, trading and short-term investments	11.0	120.8
Proceeds from sales and maturities of other investments	28.2	3.7
Change in due to/from brokers, net	(34.7)	(19.0)
Business acquisitions, net (cash and restricted cash acquired of $4.9)	(29.4)	—
Net cash provided by investing activities	189.0	610.9
Financing activities
Redemption of preference shares	(200.0)	—
Purchases of SiriusPoint common shares under share repurchase program	(21.9)	(490.8)
Net proceeds from deposit liability contracts	3.6	3.9
Cash dividends paid to preference shareholders	(3.9)	(4.0)
Taxes paid on withholding shares	(0.2)	(0.2)
Change in total noncontrolling interests, net	(0.2)	(0.3)
Net cash used in financing activities	(222.6)	(491.4)
Net increase in cash, cash equivalents and restricted cash	108.3	30.6
Cash, cash equivalents and restricted cash at beginning of period	902.4	894.6
Cash, cash equivalents and restricted cash at end of period	$1,010.7	$925.2

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
These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 in Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual financial statements. This Quarterly Report on Form 10-Q (“Form 10-Q”) should be read in conjunction with the audited financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) filed with the U.S. Securities and Exchange Commission on February 24, 2026.
In the opinion of management, these unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the Company’s financial position and results of operations as at the end of and for the periods presented. All intercompany balances and transactions have been eliminated.
The results for the three months ended March 31, 2026 are not necessarily indicative of the results for the full calendar year.
Tabular amounts are in U.S. Dollars in millions, except share amounts, unless otherwise noted.
2. Significant accounting policies
Other than the items listed below, there were no significant updates to the Company’s significant accounting policies as described in its 2025 Form 10-K.
Business combinations
The Company accounts for business combinations using the acquisition method of accounting, under which the purchase price of the acquisition is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date.
Goodwill
Goodwill represents the excess of acquisition cost over the fair value of the identifiable assets acquired and liabilities assumed in connection with an acquisition. The Company tests goodwill for potential impairment annually, or more frequently if events or changes in circumstances indicate that the asset is impaired. For the purpose of evaluating goodwill for impairment, the Company may first perform a qualitative assessment to determine whether it is necessary to perform a quantitative goodwill impairment test. If determined to be necessary, the quantitative test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of the reporting unit exceeds the fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.
Recently issued accounting standards
Issued and effective as of March 31, 2026
Management of Credit Losses for Accounts Receivable and Contract Assets
In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). The amendment provides guidance for estimating expected credit losses on current accounts receivable and current contract assets. ASU 2025-05 is effective for all entities for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company adopted this accounting standard effective January 1, 2026 and its adoption did not have a material impact on the Company’s consolidated financial statements.

Issued but not yet effective as of March 31, 2026
Expense Disaggregation Disclosures
In November 2024, the FASB issued Accounting Standards Update 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The ASU requires a public business entity to provide disaggregated disclosures of certain categories of expenses on an annual and interim basis including employee compensation, depreciation, and intangible asset amortization for each income statement line item that contains those expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Management is in the process of reviewing this update to assess the impact on its consolidated financial statements and disclosures.
Internal-Use Software
In September 2025, the FASB issued Accounting Standards Update 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). The amendment updates accounting guidelines around capitalizing software costs. ASU 2025-06 is effective for all entities for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Management is in the process of reviewing this update to assess the impact on its consolidated financial statements and disclosures.
The Company considers the applicability and impact of all accounting standard updates ("ASUs") issued by the FASB. ASUs issued during the three months ended March 31, 2026 and not listed above were assessed and either determined to be not applicable or expected to have minimal impact on the Company’s consolidated financial statements and disclosures.
Reclassifications
Certain comparative figures have been reclassified to conform to the current year presentation. These reclassifications had no impact on the previously reported net income (loss) or shareholders’ equity attributable to SiriusPoint shareholders.
3. Significant transactions
Sale of Arcadian
On October 3, 2025, the Company entered into an agreement to sell its 49% equity stake in Arcadian Risk Capital Ltd. (“Arcadian”) to Lee Equity Partners for total consideration of $140.4 million, inclusive of a pre-close dividend. The Company also renewed and extended its capacity agreement with Arcadian until the end of 2031. On January 30, 2026, the transaction closed following the satisfaction of customary closing conditions and the Company recognized a gain of $25.2 million in Other revenues in its consolidated income statement during the three months ended March 31, 2026.
During 2025, the Company accounted for its 49% ownership in Arcadian under the equity method of accounting and recorded its share of net income in Other revenues in its consolidated income statement. As of December 31, 2025, a held for sale asset of $115.2 million was recorded in the Company’s consolidated balance sheet.
Acquisition of Assist America
On December 31, 2025, the Company, through its wholly owned subsidiaries, entered into an agreement to acquire Assist America Inc. and its affiliates (“Assist America”) for $44.0 million in cash and other contingent considerations. Pursuant to the agreement, Assist America became a consolidated subsidiary of the Company effective as of January 1, 2026 and the acquisition was accounted for as a business combination. The consideration was allocated to Assist America’s assets acquired and liabilities assumed based on their fair value as of the acquisition date. The consideration transferred is subject to customary post-closing adjustments, which could affect the preliminary goodwill recognized.
Goodwill of $18.6 million was recognized within the Insurance & Services segment and is primarily attributable to the Company’s third-party medical and travel assistance capacities and the synergies that can be achieved subsequent to the Assist America acquisition. A majority of the goodwill recognized is expected to be deductible for tax purposes.
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
4. Segment reporting
The determination of the Company’s business segments is based on the manner in which management monitors the performance of its operations. The Company reports two operating segments: Insurance & Services and Reinsurance. The Company’s segments each have managers who are responsible for the overall profitability of their segments and who are directly accountable to the Company’s chief operating decision maker (“CODM”), the Chief Executive Officer. The CODM assesses segment operating performance, allocates capital, and makes resource allocation decisions based on Segment income (loss). Further, the CODM does not manage the Company’s assets by segment; accordingly, total assets are not allocated to the segments, excluding goodwill recognized due to the Assist America acquisition on January 1, 2026 which is allocated to the Insurance & Services segment.
Insurance & Services
In the Insurance & Services segment, the Company underwrites primary insurance in several sectors. The Insurance & Services segment includes Accident & Health, Property & Casualty, and Other Specialties.
Accident and Health (“A&H”) – the Company provides insurance products to meet the risk management needs of diverse populations in select markets. This includes employer groups, associations, affinity groups, higher education and other niche markets. The Company also owns 100% of International Medical Group, Inc. (“IMG”), who receive fees for services provided within the Insurance & Services segment and to third parties. IMG offers a full line of international medical insurance products, travel insurance programs, medical management services and 24/7 emergency medical and travel assistance. The Company owned 100% of ArmadaCorp Capital, LLC (“Armada”) through October 31, 2025, when it was sold to Ambac Financial Group Inc. and deconsolidated as of November 1, 2025. SiriusPoint will continue its underwriting capacity partnership with Armada until the end of 2030. Armada operates as a supplemental medical insurance managing general agent (“MGA”).
Property & Casualty – the Company is a carrier for program administrators and MGAs. The majority of its P&C insurance business is written through partners in the Property & Casualty space, covering Financial and Professional Liability, General Liability, Environmental and Commercial Auto lines around the world, including Bermuda, Europe, London and the U.S.
Other Specialties – SiriusPoint’s business encompasses a broad range of worldwide insurance coverages. Other Specialties business lines in the Insurance & Services segment include Aviation, Marine & Energy, Credit, Surety and Mortgage.
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
Casualty – the Company provides reinsurance to casualty insurers who underwrite a diverse range of casualty classes. The Company works with clients all over the world, including multi-national, nationwide and regional carriers, as well as risk retention groups and captives. The Company’s underwriting focus is on all major commercial casualty lines, including Financial and Professional Liability and General Liability lines, with an emphasis on specialty niche classes of business, including personal lines.
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
Corporate includes the results of all run off business, which represents certain classes of business that the Company ceased underwriting as part of fundamental changes to its business strategy, including the effect of the restructuring of the underwriting platform announced in 2022 and certain reinsurance contracts that have interest crediting features. Corporate results also include asbestos and environmental and other latent liability exposures on a gross basis, which have mostly been ceded, as well as specific workers’ compensation and cyber programs which the Company no longer writes. In addition, revenue and expenses managed at the corporate level, including realized and unrealized gains (losses) and other investment income, non services-related other revenues, non services-related net corporate and other expenses, intangible asset amortization, interest expense, foreign exchange (gains) losses and income tax (expense) benefit are reported within Corporate. The CODM does not manage segment results or allocate resources to segments when considering these items and they are therefore excluded from our definition of segment income (loss).

The following is a summary of the Company’s operating segment results for the three months ended March 31, 2026 and 2025:

	Three months ended March 31, 2026
	Insurance & Services	Reinsurance	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
Gross written premium	$684.6	$319.2	$1,003.8	$—	$(0.9)	$—	$1,002.9
Net written premium	461.1	235.7	696.8	—	(1.6)	—	695.2
Net earned premium	380.1	258.2	638.3	—	0.6	—	638.9
Loss and loss adjustment expenses incurred, net	215.7	134.0	349.7	(1.8)	15.0	—	362.9
Acquisition costs, net	108.0	63.8	171.8	(23.8)	(0.2)	—	147.8
Other underwriting expenses	26.3	19.6	45.9	—	4.6	—	50.5
Underwriting income (loss)	30.1	40.8	70.9	25.6	(18.8)	—	77.7
Services revenues	54.0	—	54.0	(23.1)	—	(30.9)	—
Services expenses	46.1	—	46.1	—	—	(46.1)	—
Net services fee income	7.9	—	7.9	(23.1)	—	15.2	—
Services noncontrolling loss	0.5	—	0.5	—	—	(0.5)	—
Net services income	8.4	—	8.4	(23.1)	—	14.7	—
Segment income (loss)	38.5	40.8	79.3	2.5	(18.8)	14.7	77.7
Net investment income					66.4	—	66.4
Net investment gains (losses)					11.4	—	11.4
Other revenues					27.0	30.9	57.9
Net corporate and other expenses					(25.1)	(46.1)	(71.2)
Intangible asset amortization					(2.6)	—	(2.6)
Interest expense					(16.8)	—	(16.8)
Foreign exchange losses					(1.3)	—	(1.3)
Income before income tax expense	$38.5	$40.8	79.3	2.5	40.2	(0.5)	121.5
Income tax expense			—	—	(19.2)	—	(19.2)
Net income			79.3	2.5	21.0	(0.5)	102.3
Net income attributable to noncontrolling interest			—	—	(0.6)	0.5	(0.1)
Net income available to SiriusPoint			$79.3	$2.5	$20.4	$—	$102.2

Attritional losses	$230.8	$145.7	$376.5	$(1.8)	$0.7	$—	$375.4
Catastrophe losses	—	5.4	5.4	—	—	—	5.4
Prior year loss reserve development	(15.1)	(17.1)	(32.2)	—	14.3	—	(17.9)
Loss and loss adjustment expenses incurred, net	$215.7	$134.0	$349.7	$(1.8)	$15.0	$—	$362.9

Underwriting Ratios: (1)
Attritional loss ratio	60.7%	56.4%	59.0%				58.8%
Catastrophe loss ratio	—%	2.1%	0.8%				0.8%
Prior year loss development ratio	(4.0)%	(6.6)%	(5.0)%				(2.8)%
Loss ratio	56.7%	51.9%	54.8%				56.8%
Acquisition cost ratio	28.4%	24.7%	26.9%				23.1%
Other underwriting expenses ratio	6.9%	7.6%	7.2%				7.9%
Combined ratio	92.0%	84.2%	88.9%				87.8%
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

	Three months ended March 31, 2025
	Insurance & Services	Reinsurance	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
Gross written premium	$635.1	$354.8	$989.9	$—	$(5.2)	$—	$984.7
Net written premium	483.5	268.5	752.0	—	(9.0)	—	743.0
Net earned premium	336.2	289.6	625.8	—	0.9	—	626.7
Loss and loss adjustment expenses incurred, net	209.9	195.3	405.2	(2.0)	(1.4)	—	401.8
Acquisition costs, net	87.3	67.1	154.4	(28.0)	3.3	—	129.7
Other underwriting expenses	18.9	18.8	37.7	—	3.4	—	41.1
Underwriting income (loss)	20.1	8.4	28.5	30.0	(4.4)	—	54.1
Services revenues	62.1	—	62.1	(30.2)	—	(31.9)	—
Services expenses	43.1	—	43.1	—	—	(43.1)	—
Net services fee income	19.0	—	19.0	(30.2)	—	11.2	—
Services noncontrolling income	(0.1)	—	(0.1)	—	—	0.1	—
Net services income	18.9	—	18.9	(30.2)	—	11.3	—
Segment income (loss)	39.0	8.4	47.4	(0.2)	(4.4)	11.3	54.1
Net investment income					71.2	—	71.2
Net investment gains (losses)					(0.3)	—	(0.3)
Other revenues					(2.2)	31.9	29.7
Net corporate and other expenses					(17.5)	(43.1)	(60.6)
Intangible asset amortization					(2.9)	—	(2.9)
Interest expense					(18.1)	—	(18.1)
Foreign exchange gains					2.2	—	2.2
Income before income tax expense	$39.0	$8.4	47.4	(0.2)	28.0	0.1	75.3
Income tax expense			—	—	(13.3)	—	(13.3)
Net income			47.4	(0.2)	14.7	0.1	62.0
Net income attributable to noncontrolling interests			—	—	(0.3)	(0.1)	(0.4)
Net income available to SiriusPoint			$47.4	$(0.2)	$14.4	$—	$61.6

Attritional losses	$207.6	$164.0	$371.6	$(2.0)	$(1.5)	$—	$368.1
Catastrophe losses	4.8	63.1	67.9	—	—	—	67.9
Prior year loss reserve development	(2.5)	(31.8)	(34.3)	—	0.1	—	(34.2)
Loss and loss adjustment expenses incurred, net	$209.9	$195.3	$405.2	$(2.0)	$(1.4)	$—	$401.8

Underwriting Ratios: (1)
Attritional loss ratio	61.7%	56.6%	59.3%				58.8%
Catastrophe loss ratio	1.4%	21.8%	10.9%				10.8%
Prior year loss development ratio	(0.7)%	(11.0)%	(5.5)%				(5.5)%
Loss ratio	62.4%	67.4%	64.7%				64.1%
Acquisition cost ratio	26.0%	23.2%	24.7%				20.7%
Other underwriting expenses ratio	5.6%	6.5%	6.0%				6.6%
Combined ratio	94.0%	97.1%	95.4%				91.4%
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

5. Cash, cash equivalents, restricted cash and restricted investments
The following table provides a summary of cash and cash equivalents, restricted cash and restricted investments as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$856.9	$731.2
Restricted cash securing letter of credit facilities (1)	52.7	69.1
Restricted cash securing reinsurance contracts (2)	89.1	89.3
Restricted cash held by managing general underwriters	12.0	12.8
Total cash, cash equivalents and restricted cash (3)	1,010.7	902.4
Restricted investments securing reinsurance contracts and letter of credit facilities (1) (2) (4)	1,835.5	2,040.7
Total cash, cash equivalents, restricted cash and restricted investments	$2,846.2	$2,943.1
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
(2)Restricted cash and restricted investments securing reinsurance contracts pertain to trust accounts securing the Company’s contractual obligations under certain reinsurance contracts that the Company will not be released from until the underlying risks have expired or have been settled. Restricted investments include certain investments in debt securities and short-term investments. The time period for which the Company expects these trust accounts to be in place varies from contract to contract, but can last several years.
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
Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including, but not limited to, assumptions about risk inherent in a particular valuation technique used to measure fair value such as a pricing model and/or the risk inherent in the inputs to the valuation technique. Inputs may be observable or unobservable.
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

The following tables present the Company’s investments measured and reported at fair value, categorized by the level of the fair value hierarchy as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Asset-backed securities	$—	$866.2	$—	$866.2
Residential mortgage-backed securities	—	943.0	—	943.0
Commercial mortgage-backed securities	—	211.6	—	211.6
Corporate debt securities	—	2,040.1	—	2,040.1
U.S. government and government agency	811.8	—	—	811.8
Non-U.S. government and government agency	—	20.2	—	20.2
Total debt securities, available for sale	811.8	4,081.1	—	4,892.9
Asset-backed securities	—	5.2	—	5.2
Residential mortgage-backed securities	—	43.5	—	43.5
Commercial mortgage-backed securities	—	29.9	—	29.9
Corporate debt securities	—	3.6	—	3.6
U.S. government and government agency	3.8	—	—	3.8
Total debt securities, trading	3.8	82.2	—	86.0
Short-term investments	32.5	—	—	32.5
Other long-term investments	—	—	63.7	63.7
Derivative assets	—	—	8.9	8.9
	$848.1	$4,163.3	$72.6	5,084.0
Cost and equity method investments				72.9
Investments in funds valued at NAV				158.8
Total assets				$5,315.7
Liabilities
Derivative liabilities	$—	$—	$40.6	$40.6
Total liabilities	$—	$—	$40.6	$40.6

	December 31, 2025
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Asset-backed securities	$—	$921.1	$—	$921.1
Residential mortgage-backed securities	—	963.1	—	963.1
Commercial mortgage-backed securities	—	231.9	—	231.9
Corporate debt securities	—	2,198.2	—	2,198.2
U.S. government and government agency	835.7	—	—	835.7
Non-U.S. government and government agency	—	18.6	—	18.6
Total debt securities, available for sale	835.7	4,332.9	—	5,168.6
Asset-backed securities	—	5.9	—	5.9
Residential mortgage-backed securities	—	45.0	—	45.0
Commercial mortgage-backed securities	—	31.9	—	31.9
Corporate debt securities	—	3.7	—	3.7
U.S. Government and government agency	3.8	—	—	3.8
Total debt securities, trading	3.8	86.5	—	90.3
Short-term investments	28.3	—	—	28.3
Other long-term investments	—	5.2	82.9	88.1
Derivative assets	—	—	14.4	14.4
	$867.8	$4,424.6	$97.3	5,389.7
Cost and equity method investments				69.3
Investments in funds valued at NAV				157.7
Total assets				$5,616.7
Liabilities
Derivative liabilities	$—	$—	$9.0	$9.0
Total liabilities	$—	$—	$9.0	$9.0
During the three months ended March 31, 2026, the Company did not reclassify its assets or liabilities between Levels 2 and 3 (December 31, 2025 - no reclassifications).
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
Level 3 Investments
Level 3 valuations are generated from techniques that use assumptions not observable in the market. These unobservable assumptions reflect the Company's assumptions that market participants would use in valuing the investment. Generally, certain securities may start out as Level 3 when they are originally issued but as observable inputs become available in the market, they may be reclassified to Level 2.
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

The following tables present the reconciliation of investments measured at fair value using Level 3 inputs for the three months ended March 31, 2026 and 2025:

	January 1, 2026	Transfers in to (out of) Level 3	Purchases	Sales & Settlements	Realized and Unrealized Gains (Losses) (1)	March 31, 2026
Other long-term investments	$82.9	$—	$—	$(22.7)	$3.5	$63.7
Net derivatives (2)	$5.4	$—	$—	$(1.3)	$(35.8)	$(31.7)

	January 1, 2025	Transfers in to (out of) Level 3	Purchases	Sales & Settlements	Realized and Unrealized Gains(Losses) (1)	March 31, 2025
Other long-term investments	$86.6	$—	$—	$—	$0.4	$87.0
Net derivatives (2)	$(13.4)	$—	$—	$5.4	$29.7	$21.7
(1)Total change in realized and unrealized gains (losses) recorded on Level 3 financial instruments is included in net investment gains (losses) in the consolidated statements of income. Realized and unrealized gains (losses) related to underwriting related derivative assets and liabilities are included in other revenues, net of foreign exchange (gains) losses, in the consolidated statements of income. See Note 8 “Derivatives” for classifications of gains (losses) on derivatives.
(2)Derivative assets are presented within Other assets on the consolidated balance sheets and derivative liabilities are presented within Other liabilities on the consolidated balance sheets. The amounts are presented net in the tables above for the purposes of the rollforward.
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
The following table includes financial instruments for which the carrying value differs from the estimated fair values as of March 31, 2026 and December 31, 2025. The fair values of the below financial instruments are based on observable inputs and are considered Level 2 measurements.

	March 31, 2026		December 31, 2025
	Fair Value	Carrying Value	Fair Value	Carrying Value
2024 Senior Notes	$418.0	$396.3	$424.2	$396.0
2017 SEK Subordinated Notes	285.8	283.3	293.3	292.6
Series B preference shares (1)	$—	$—	$202.2	$200.0
(1)The Series B preference shares were fully redeemed on February 26, 2026. See Note 14 for further discussion on the redemption.
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

Debt securities
The following tables provide the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains (losses), and fair value of the Company's debt securities as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Fair value
Debt securities, available for sale
Asset-backed securities	$873.6	$4.4	$(11.8)	$—	$866.2
Residential mortgage-backed securities	939.0	12.5	(8.5)	—	943.0
Commercial mortgage-backed securities	211.9	1.8	(2.1)	—	211.6
Corporate debt securities	2,038.9	13.8	(10.0)	(2.6)	2,040.1
U.S. government and government agency	812.7	2.6	(3.5)	—	811.8
Non-U.S. government and government agency	20.0	0.1	(0.1)	0.2	20.2
Total debt securities, available for sale (1)	$4,896.1	$35.2	$(36.0)	$(2.4)	$4,892.9
Debt securities, trading
Asset-backed securities	$7.9	$—	$(2.7)	$—	$5.2
Residential mortgage-backed securities	49.4	0.1	(6.0)	—	43.5
Commercial mortgage-backed securities	33.1	0.1	(3.3)	—	29.9
Corporate debt securities	17.0	—	(13.4)	—	3.6
U.S. government and government agency	3.9	—	(0.1)	—	3.8
Total debt securities, trading	$111.3	$0.2	$(25.5)	$—	$86.0

	December 31, 2025
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Fair value
Debt securities, available for sale
Asset-backed securities	$917.1	$7.3	$(3.3)	$—	$921.1
Residential mortgage-backed securities	950.1	17.7	(4.7)	—	963.1
Commercial mortgage-backed securities	231.3	3.1	(2.5)	—	231.9
Corporate debt securities	2,170.8	32.3	(2.4)	(2.5)	2,198.2
U.S. government and government agency	830.5	5.6	(0.4)	—	835.7
Non-U.S. government and government agency	18.5	0.2	—	(0.1)	18.6
Total debt securities, available for sale (1)	$5,118.3	$66.2	$(13.3)	$(2.6)	$5,168.6
Debt securities, trading
Asset-backed securities	$8.3	$—	$(2.4)	$—	$5.9
Residential mortgage-backed securities	50.7	0.1	(5.8)	—	45.0
Commercial mortgage-backed securities	34.6	0.4	(3.1)	—	31.9
Corporate debt securities	17.1	—	(13.4)	—	3.7
U.S. government and government agency	3.9	—	(0.1)	—	3.8
Total debt securities, trading	$114.6	$0.5	$(24.8)	$—	$90.3
(1)As of March 31, 2026 and December 31, 2025, the Company did not record an allowance for credit losses on the AFS portfolio.

As of March 31, 2026, 377 unique debt securities classified as AFS were in a gross unrealized loss position for greater than 12 months (December 31, 2025 - 379 unique debt securities). Refer to the tables below for the Company’s breakdown of AFS debt securities in a gross unrealized loss position as of March 31, 2026 and December 31, 2025.

	March 31, 2026
	12 Months or Less		Greater than 12 Months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Debt securities, available for sale
Asset-backed securities	$332.0	$(4.4)	$59.7	$(6.6)	$391.7	$(11.0)
Residential mortgage-backed securities	206.8	(3.4)	167.9	(5.1)	374.7	(8.5)
Commercial mortgage-backed securities	85.7	(1.5)	8.6	(1.3)	94.3	(2.8)
Corporate debt securities	849.6	(9.6)	51.5	(0.4)	901.1	(10.0)
U.S. government and government agency	489.5	(3.3)	24.2	(0.3)	513.7	(3.6)
Non-U.S. government and government agency	11.2	(0.1)	—	—	11.2	(0.1)
Total debt securities, available for sale	$1,974.8	$(22.3)	$311.9	$(13.7)	$2,286.7	$(36.0)

	December 31, 2025
	12 Months or Less		Greater than 12 Months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Debt securities, available for sale
Asset-backed securities	$184.5	$(1.5)	$20.6	$(1.8)	$205.1	$(3.3)
Residential mortgage-backed securities	84.5	(0.5)	190.5	(4.2)	275.0	(4.7)
Commercial mortgage-backed securities	46.2	(1.2)	9.0	(1.3)	55.2	(2.5)
Corporate debt securities	309.4	(1.8)	54.5	(0.6)	363.9	(2.4)
U.S. government and government agency	107.9	(0.1)	42.2	(0.2)	150.1	(0.3)
Non-U.S. government and government agency	7.1	—	—	—	7.1	—
Total debt securities, available for sale	$739.6	$(5.1)	$316.8	$(8.1)	$1,056.4	$(13.2)
The weighted average duration of the Company's debt securities, net of short positions in U.S. treasuries, as of March 31, 2026 was approximately 3.1 years, including short-term investments (December 31, 2025 - approximately 3.2 years).
The following table provides the cost or amortized cost and fair value of the Company's debt securities bifurcated into debt securities held for trading and AFS as of March 31, 2026 and December 31, 2025 by contractual maturity. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	March 31, 2026				December 31, 2025
	Debt securities, AFS		Debt securities, trading		Debt securities, AFS		Debt securities, trading
	Cost or amortized cost	Fair value	Cost or amortized cost	Fair value	Cost or amortized cost	Fair value	Cost or amortized cost	Fair value
Due in one year or less	$245.1	$244.8	$3.9	$3.9	$202.6	$203.9	$4.1	$3.9
Due after one year through five years	2,005.5	2,009.8	2.5	2.3	1,954.5	1,974.7	2.4	2.3
Due after five years through ten years	569.6	565.6	—	—	713.7	723.6	—	—
Due after ten years	51.4	51.7	14.5	1.2	149.1	150.4	14.5	1.2
Mortgage-backed and asset-backed securities	2,024.5	2,021.0	90.4	78.6	2,098.4	2,116.0	93.6	82.9
Total debt securities	$4,896.1	$4,892.9	$111.3	$86.0	$5,118.3	$5,168.6	$114.6	$90.3

Other long-term investments
The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains, and fair values of the Company’s other long-term investments as of March 31, 2026 and December 31, 2025 were as follows:

	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Fair value
March 31, 2026
Other long-term investments	$410.4	$31.0	$(147.6)	$1.6	$295.4
December 31, 2025
Other long-term investments	$421.9	$35.1	$(143.3)	$1.4	$315.1
The Company’s other long-term investments may be accounted for under either the equity method (“equity method investments”) or the fair value option (“equity method eligible unconsolidated entities”). The following table presents the components of other long-term investments as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Equity method eligible unconsolidated entities, using the fair value option	$66.2	$66.3
Equity method investments	41.7	33.1
Other unconsolidated investments, at fair value (1)	156.4	179.5
Other unconsolidated investments, at cost (2)	31.1	36.2
Total other long-term investments (3)	$295.4	$315.1
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
(3)As of March 31, 2026, the Company had $34.6 million of unfunded commitments relating to these investments (December 31, 2025 - $58.5 million).
Net investment income
Net investment income for the three months ended March 31, 2026 and 2025 consisted of the following:

	2026	2025
Debt securities, available for sale	$64.7	$61.3
Debt securities, trading	1.8	3.1
Short-term investments	0.3	1.2
Other long-term investments	0.3	1.6
Cash, cash equivalents and other	5.3	9.3
Gross investment income	72.4	76.5
Investment expenses	(6.0)	(5.3)
Net investment income	$66.4	$71.2

Net investment gains (losses)
Net investment gains (losses) for the three months ended March 31, 2026 and 2025 consisted of the following:

	2026	2025
Debt securities, available for sale
Gross realized gains	$10.0	$7.1
Gross realized losses	(3.0)	(9.1)
Net realized gains (losses) on Debt securities, available for sale	7.0	(2.0)
Debt securities, trading
Net realized gains (losses)	—	(1.5)
Net unrealized gains (losses)	(1.6)	1.8
Other long-term investments
Net realized gains (losses)	14.4	(2.1)
Net unrealized gains (losses)	(8.4)	2.6
Other (1)	—	0.9
Net investment gains (losses)	$11.4	$(0.3)
(1)Includes short-term investments, cash and cash equivalents, and derivatives.
8. Derivatives
The Company holds derivatives for both risk management and investment purposes.
Foreign currency exchange rate derivatives
The Company executes foreign currency forwards, swaps, and futures to manage foreign currency exposure. The foreign currency exchange rate derivatives are not designated or accounted for under hedge accounting. The fair value of the swaps and forwards are estimated using a single broker quote, and accordingly, are classified as a Level 3 measurement. The fair value of the futures is widely available and have quoted prices in active markets, and accordingly, were classified as a Level 1 measurement. As of March 31, 2026, the Company pledged no securities collateral associated with the foreign currency derivatives (December 31, 2025 - none). Securities pledged as collateral are included in debt securities, available for sale, in the Company’s consolidated balance sheets.
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
Credit default swap
Credit default swaps protect the buyer against the loss of principal on one or more underlying bonds, loans, or mortgages in the event the issuer suffers a credit event. The Company uses its credit default swap to provide a client with protection against financial non-performance of a subsidiary. The fair value of the swap is estimated using a single broker quote, and accordingly, is classified as a Level 3 measurement. As of March 31, 2026, the Company has $13.9 million pledged in securities collateral associated with the credit default swap (December 31, 2025 - $15.0 million). Securities pledged as collateral are included in debt securities, available for sale, in the Company’s consolidated balance sheets.

The following table summarizes information on the classification and amount of the fair value of derivatives not designated as hedging instruments within the Company's consolidated balance sheets as of March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
Derivatives not designated as hedging instruments	Derivative assets at fair value(1)	Derivative liabilities at fair value(2)	Notional Value	Derivative assets at fair value(1)	Derivative liabilities at fair value(2)	Notional Value
Foreign currency forwards	$8.3	$33.9	$1,038.7	$13.8	$3.6	$853.7
Interest rate swaps	—	—	29.8	—	—	29.8
Credit default swap	0.6	—	73.1	0.6	—	73.1
Reinsurance contracts accounted for as derivatives	$—	$6.7	$89.7	$—	$5.4	$77.7
(1)Derivative assets are classified within Other assets in the Company’s consolidated balance sheets.
(2)Derivative liabilities are classified within Other liabilities in the Company’s consolidated balance sheets.
The following table summarizes information on the classification and net impact on earnings, recognized in the Company’s consolidated statements of income relating to derivatives during the three months ended March 31, 2026 and 2025:

Derivatives not designated as hedging instruments	Classification of gains (losses) recognized in earnings	March 31, 2026	March 31, 2025
Foreign currency forwards	Foreign exchange (gains) losses	$(16.0)	$40.8
Weather derivatives	Other revenues	0.1	0.3
Interest rate swaps	Net investment gains (losses)	$—	$(0.2)
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
Alstead Reinsurance Ltd. (“Alstead Re”) is considered a VIE and the Company has concluded that it is the primary beneficiary of Alstead Re because the Company can exercise control over the activities that most significantly impact the economic performance of Alstead Re. As a result, the Company has consolidated the results of Alstead Re in its consolidated financial statements. As of March 31, 2026, Alstead Re’s assets and liabilities included in the Company’s consolidated balance sheets were $7.1 million and $1.6 million, respectively (December 31, 2025 - $6.8 million and $0.9 million, respectively).
Consolidated voting interest entities
Alta Signa
Alta Signa Holdings (“Alta Signa”) is considered a VOE and the Company holds a majority of the voting interests through its seats on Alta Signa’s board of directors. As a result, the Company has consolidated the results of Alta Signa in its consolidated financial statements. The Company’s ownership in Alta Signa as of March 31, 2026 was 75.1%. As of March 31, 2026, Alta Signa’s assets and liabilities, before intercompany eliminations, included in the Company’s consolidated balance sheets were $2.3 million and $1.3 million, respectively (December 31, 2025 - $1.8 million and $1.3 million, respectively).
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
The following table presents the carrying amount of unconsolidated VIEs in which the Company holds a variable interest, as well as the maximum exposure to loss associated with these VIEs as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
Debt securities, available for sale	$65.8	$99.8	$54.1	$78.8
Other long-term investments (2)	202.0	259.9	210.1	293.9
	$267.8	$359.7	$264.2	$372.7
(1)Maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments.
(2)Includes investments in related parties, which are also VIEs and are discussed below.
Third Point Enhanced LP
As of March 31, 2026, the Company and Third Point Advisors LLC (“TP GP”) hold interests of approximately 89.0% and 11.0%, respectively, of the net asset value of TP Enhanced Fund. As a result, both entities hold significant financial interests in TP Enhanced Fund. However, TP GP controls all of the investment decision-making authority and the Company does not have the power to direct the activities which most significantly impact the economic performance of TP Enhanced Fund. As a result, the Company is not considered the primary beneficiary and does not consolidate TP Enhanced Fund. The Company has no unfunded commitments on this investment, and its maximum exposure to loss on this investment corresponds to the carrying amount, which is included in Other long-term investments in the table above.
On February 28, 2025, the Company provided notice to Third Point LLC of its intent to redeem all of its capital accounts for TP Enhanced Fund. The redemptions will occur over time and may be in cash or underlying investments.
Investment in Third Point Venture Offshore Fund I LP
Third Point Venture GP LLC controls all of the investment decision-making authority of the TP Venture Fund. The Company does not have the power to direct the activities which most significantly impact the economic performance of the TP Venture Fund. As of March 31, 2026, the Company’s maximum exposure to loss on this investment corresponds to the carrying amount plus unfunded commitments of $7.1 million (December 31, 2025 - $7.1 million), which is included in Other long-term investments in the table above.
Investment in Third Point Venture Offshore Fund II LP
Third Point Venture GP II LLC controls all of the investment decision-making authority of the TP Venture Fund II. The Company does not have the power to direct the activities which most significantly impact the economic performance of the TP Venture Fund II. As of March 31, 2026, the Company’s maximum exposure to loss on this investment corresponds to the carrying amount plus unfunded commitments of $18.2 million (December 31, 2025 - $18.2 million), which is included in Other long-term investments in the table above.
Investment in Third Point Insurance Solutions Fund I LLC
Third Point GP controls all of the investment decision making authority of Third Point Insurance Solutions Fund I LLC (“TP ISF”). The Company does not have the power to direct the activities which most significantly impact the economic performance of TP ISF. As of March 31, 2026, the Company’s maximum exposure to loss on this investment corresponds to the carrying amount plus unfunded commitments of $16.2 million (December 31, 2025 - $25.0 million), which is included in Other long-term investments in the table above.

10. Loss and loss adjustment expense reserves
The following table represents the activity in the loss and loss adjustment expense reserves for the three months ended March 31, 2026 and 2025:

	March 31, 2026	March 31, 2025
Gross reserves for loss and loss adjustment expenses, beginning of period	$5,782.5	$5,653.9
Less: loss and loss adjustment expenses recoverable, beginning of period	(2,102.3)	(2,315.3)
Less: deferred gains on retroactive reinsurance contracts (1)	—	8.5
Net reserves for loss and loss adjustment expenses, beginning of period	3,680.2	3,347.1
Increase (decrease) in net loss and loss adjustment expenses incurred in respect of losses occurring in:
Current year	380.8	436.0
Prior years	(17.9)	(34.2)
Total incurred loss and loss adjustment expenses	362.9	401.8
Net loss and loss adjustment expenses paid in respect of losses occurring in:
Current year	(129.8)	(123.6)
Prior years	(190.4)	(201.9)
Total net paid losses	(320.2)	(325.5)
Foreign currency translation	(10.4)	10.1
Net reserves for loss and loss adjustment expenses, end of period	3,712.5	3,433.5
Plus: loss and loss adjustment expenses recoverable, end of period	2,020.2	2,335.7
Plus: deferred gains on retroactive reinsurance (1)	—	(6.6)
Gross reserves for loss and loss adjustment expenses, end of period	$5,732.7	$5,762.6
(1)Deferred gains on retroactive reinsurance were previously presented as a separate line item on the Company’s consolidated balance sheets. As of March 31, 2026 and December 31, 2025, the deferred gain is fully amortized.
The Company's prior year reserve development arises from changes to estimates of losses and loss adjustment expenses related to loss events that occurred in previous calendar years.
For the three months ended March 31, 2026, the Company recorded $17.9 million of net favorable prior year loss reserve development primarily driven by favorable development in Credit, mainly from better than expected loss experience, as well as favorable development in A&H, due to lower than expected reported attritional losses.
For the three months ended March 31, 2025, the Company recorded $34.2 million of net favorable prior year loss reserve development primarily resulting from favorable development in Property, mainly from reserve releases relating to prior year’s catastrophe events, as well as favorable development in A&H, due to lower than expected reported attritional losses.
Loss Portfolio Transfers
Workers’ Compensation Loss Portfolio Transfer
On October 1, 2024, SiriusPoint America Insurance Company (“SiriusPoint America”), a subsidiary of the Company, and Clarendon National Insurance Company (“Clarendon National”), an insurer domiciled in Texas and an affiliate of Enstar Group Limited, a Bermuda exempted company (“Enstar”) entered into a Loss Portfolio Transfer Reinsurance Agreement (the “2024 LPT”), pursuant to which SiriusPoint America cedes and Clarendon National assumes 100% of the net liability with respect to certain worker’s compensation insurance exposures of SiriusPoint America on a funds withheld basis.
The transaction price of approximately $400 million covered SiriusPoint loss and unearned premium reserves, including commuted liabilities, and the reinsurance premium as of the December 31, 2023 valuation date. The subject loss reserves are included in Loss and loss adjustment expenses recoverable in the Company’s consolidated balance sheets. The agreement between SiriusPoint America and Clarendon National is on a funds withheld basis, and the funds held liability (including reinsurance premium) of $198.4 million as of March 31, 2026 is included within Reinsurance balances payable in the Company’s consolidated balance sheets. The aggregate limit under the 2024 LPT is 150% of the premium paid.

SiriusPoint International Loss Portfolio Transfer
On March 2, 2023, the Company agreed, subject to applicable regulatory approvals and other closing conditions, to enter into a loss portfolio transfer transaction (the “2023 LPT”), on a funds withheld basis, with Pallas Reinsurance Company Ltd., a subsidiary of the Compre Group, an insurance and reinsurance legacy specialist. The transaction covered loss reserves ceded initially estimated at $1.3 billion as of the valuation date of September 30, 2022, which were reduced to $905.6 million as of June 30, 2023 at closing, as a result of paid losses and favorable prior accident year reserve development recognized during the interim period. As of March 31, 2026, the Company recorded funds held payable of $325.9 million in Reinsurance balances payable and reinsurance recoverable of $328.8 million. The 2023 LPT comprises several classes of business from 2021 and prior underwriting years. The aggregate limit under the 2023 LPT is 130% of roll forward reserves at the inception of the contract.
11. Allowance for expected credit losses
The Company is exposed to credit losses primarily through sales of its insurance and reinsurance products and services. The financial assets in scope of the current expected credit losses impairment model primarily include the Company’s insurance and reinsurance balances receivable and loss and loss adjustment expenses recoverable. The Company pools these amounts by counterparty credit rating and applies a credit default rate that is determined based on the studies published by the rating agencies (e.g., AM Best, Standard & Poor's, Fitch Ratings, Demotech). In circumstances where ratings are unavailable, the Company applies an internally developed default rate based on historical experience, reference data including research publications, and other relevant inputs.
The Company's assets in scope of the current expected credit loss assessment as of March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026	December 31, 2025
Insurance and reinsurance balances receivable, net	$2,420.8	$2,260.3
Loss and loss adjustment expenses recoverable, net	2,020.2	2,102.3
Other assets (1)	77.9	75.2
Total assets in scope	$4,518.9	$4,437.8
(1)Relates to MGA trade receivables (included in Other assets in the Company’s consolidated balance sheets), loans receivables (included in Other long-term investments in the Company’s consolidated balance sheets) and interest and dividend receivables.
The Company’s allowance for expected credit losses was $28.0 million as of March 31, 2026 (December 31, 2025 - $27.6 million). For the three months ended March 31, 2026, the Company recorded a current expected credit loss of $0.4 million (2025 - none). Changes to the current expected credit losses are included in net corporate and other expenses in the consolidated statements of income.
The Company monitors counterparty credit ratings and macroeconomic conditions, and considers the most current ratings from credit rating agencies to determine the allowance each quarter. As of March 31, 2026, approximately 66% of the total gross assets in scope were balances with counterparties rated by major credit rating agencies and, of the total rated, 96% were rated A- or better.

12. Debt and letter of credit facilities
Debt obligations
The following table represents a summary of the Company’s debt obligations on its consolidated balance sheets as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Amount	Effective rate (1)	Amount	Effective rate (1)
2024 Senior Notes, at face value	$400.0	7.4%	$400.0	7.4%
Unamortized discount and issuance costs	(3.7)		(4.0)
2024 Senior Notes, carrying value	396.3		396.0
2017 SEK Subordinated Notes, at face value	288.7	6.1%	298.2	7.1%
Unamortized discount	(5.4)		(5.6)
2017 SEK Subordinated Notes, carrying value	283.3		292.6
Total debt	$679.6		$688.6
(1)Effective rate considers the effect of the debt issuance costs, discount, and premium.
The Company was in compliance with all debt covenants as of and for the periods ended March 31, 2026 and December 31, 2025.
Interest expense
For the three months ended March 31, 2026, total interest expense includes $11.7 million associated with debt obligations (2025 - $11.8 million) and $5.7 million of funds withheld interest from loss portfolio transfers (2025 - $8.4 million). See Note 10 - “Loss and loss adjustment expense reserves” for further discussion on the 2024 LPT and 2023 LPT.
Standby letter of credit facilities
As of March 31, 2026, the Company had entered into the following letter of credit facilities:

	Letters of Credit		Collateral
	Committed Capacity	Issued	Cash and Cash Equivalents	Debt securities
Committed - Secured letters of credit facilities	$330.0	$223.5	$5.7	$128.4
Uncommitted - Secured letters of credit facilities	n/a	631.4	47.0	778.5
	$330.0	$854.9	$52.7	$906.9
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
Revolving credit facility
In addition to the letter of credit facilities above, the Company entered into a four-year, $400.0 million senior unsecured revolving credit facility (the “Facility”) with JPMorgan Chase Bank, N.A. as administrative agent, effective December 19, 2024. The Facility includes an option for the Company to request a 12-month extension, subject to satisfaction of certain conditions including, but not limited to, the consent of lenders representing a majority-in-interest of commitments, of the Facility maturity date. Subject to customary conditions precedent upon any Company borrowing request, the Facility provides access to loans for working capital and general corporate purposes, and letters of credit to support obligations under insurance and reinsurance agreements, retrocessional agreements and for general corporate purposes. As of March 31, 2026, there were no outstanding borrowings under the Facility. In addition, as of and for the periods ended March 31, 2026 and December 31, 2025, the Company was in compliance with all of the covenants under the Facility.

Federal Home Loan Bank
On September 25, 2025, SiriusPoint America, a subsidiary of the Company, was approved as a new member to the Federal Home Loan Bank of New York (“FHLBNY”). As a member of the FHLBNY, the Company will have access to FHLBNY borrowings to support general corporate purposes. The Company has the ability to obtain this funding from the FHLBNY based on a percentage of the value of its admitted assets in the State of New York, and its ability to borrow is subject to availability of eligible collateral. The borrowing limit for this program is 5% of the admitted assets of SiriusPoint America. As of December 31, 2025, SiriusPoint America’s admitted assets were $3.2 billion. The Company did not receive advances or make repayments of FHLBNY borrowings during the three months ended March 31, 2026. There were no advances from the FHLBNY outstanding at March 31, 2026.
13. Income taxes
The Company has subsidiaries and branches that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate. The jurisdictions in which the Company's subsidiaries and branches are subject to tax are Belgium, Bermuda, Canada, Luxembourg, Sweden, Switzerland, the United Kingdom, and the United States. The Company recognizes income tax expense or benefit based upon pre-tax income or loss reported in the consolidated statements of income and the provisions of currently enacted tax laws. Effective January 1, 2025, a 15% corporate income tax is applied to the Company’s Bermuda operations as a result of the enactment of the Corporate Income Tax Act 2023 (the “Bermuda CIT”) on December 27, 2023.
For the three months ended March 31, 2026, the Company recorded income tax expense of $19.2 million (2025 - $13.3 million) on pre-tax income of $121.5 million (2025 - $75.3 million). The effective tax rate for the three months ended March 31, 2026 was 15.8%. The difference between the effective tax rate on income from continuing operations and the Bermuda statutory tax rate of 15% is primarily due to income recognized in higher-tax jurisdictions, non-taxable investment gains, and adjustments pursuant to applicable U.S. GAAP guidance on interim period financial reporting of taxes, which are based on the annual estimated effective tax rate.
In arriving at the estimated annual effective tax rate for the three months ended March 31, 2026 and 2025, the Company took into consideration all year-to-date income and expense items including the change in unrealized investment gains (losses) and realized investment gains (losses) and such items on a forecasted basis for the remainder of each year.
The Organisation for Economic Co-Operation and Development (“OECD”) has published global anti-base erosion model rules under Pillar Two (the “GloBE Rules”), which implement a 15% global minimum tax applicable for in-scope multinational groups (“GMT”). Since January 1, 2024, the GloBE Rules have been in effect in the EU and other jurisdictions, including a minimum top-up tax rate of 15% for multinational companies, with many E.U. member states enacting corollary legislation as part of their respective domestic tax laws. Consistent with accounting guidance, the Company will treat the GMT as an in-period tax charge when incurred for which no deferred taxes need to be provided. The Company has recorded top-up tax of less than $0.6 million for the period ended March 31, 2026, based on its current estimation of 2026 GMT applied to the Company’s facts and financial data. The Company will continue to reassess and re-estimate 2026 GMT.
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
The total reserve for unrecognized tax benefits is $0.2 million as of March 31, 2026, which did not materially change compared to December 31, 2025. If the Company determines in the future that its reserves for unrecognized tax benefits on permanent differences and interest and penalties are not needed, the reversal of $0.1 million of such reserves as of March 31, 2026 would be recorded as an income tax benefit and would impact the effective tax rate. The remaining balance is accrued interest and penalties.

14. Shareholders' equity
Common shares
The following table presents a summary of the common shares issued and outstanding and shares repurchased as of and for the three months ended March 31, 2026 and 2025:

	2026	2025
Common shares issued and outstanding, beginning of period	116,989,799	116,429,057
Issuance of common shares, net of forfeitures and shares withheld	(254)	91,469
Shares repurchased	(1,052,610)	(500,000)
Common shares issued and outstanding, end of period	115,936,935	116,020,526
The Company’s authorized share capital consists of 300,000,000 common shares with a par value of $0.10 each. During the three months ended March 31, 2026 and 2025, the Company did not pay any dividends to its common shareholders.
Preference shares
The Company’s authorized share capital also consists of 30,000,000 preference shares with a par value of $0.10 each.
Series B preference shares
On January 29, 2026, the Company announced a notice of redemption to the holders of its Series B preference shares. The Series B preference shares were previously listed on the New York Stock Exchange under the symbol “SPNT PB” and the Company had 8,000,000 of Series B preference shares outstanding, par value $0.10. Dividends on the Series B preference shares were cumulative and payable quarterly in arrears at an initial rate of 8.0% per annum. On February 26, 2026, the Company fully redeemed its 8,000,000 Series B preference shares at a redemption price of $25.00 per share plus $0.49 per share, which represented any accrued and unpaid cumulative dividends but excluding the date of redemption, for an aggregated redemption price of $203.9 million in cash, including dividends incurred during the period of $2.6 million (2025 - $4.0 million).
Following the redemption, no Series B preference shares are outstanding and all rights with respect to such Series B preference shares have ceased and terminated, except for the right to receive the redemption price. The Series B preference shares were deregistered under the Securities Exchange Act of 1934 and delisted from the New York Stock Exchange on February 26, 2026.
Share repurchase program
Under the Board authorized share repurchase programs, the Company may repurchase its common stock from time to time, in amounts, at prices and at times the Company deems appropriate in its sole discretion, subject to market conditions and a variety of factors, including, but not limited to, legal requirements, price and economic conditions. Shares of common stock may be repurchased in open market purchases, privately negotiated transactions or otherwise. The Company expects that the program will be in effect until the maximum approved dollar amount has been used. The program does not require the Company to repurchase any specific number of shares of common stock, and the program may be suspended, modified or discontinued at any time. As of March 31, 2026, the Company was authorized to repurchase a maximum value of approximately $152.4 million of outstanding common shares under its repurchase program. The share repurchase program does not have an expiration date.
During the three months ended March 31, 2026, the Company repurchased 1,052,610 of its common shares in the open market for a total cost of $21.9 million, at an average cost of $20.78 per share, including commissions of $0.03 per share. Common shares repurchased by the Company during the period were cancelled and retired.
During the three months ended March 31, 2025, the Company completed a previously announced transaction with CM Bermuda and repurchased 45,720,732 of its common shares from CM Bermuda at $14.25 per common share on February 27, 2025. This share repurchase was accounted for during the year ended December 31, 2024 in accordance with U.S. GAAP. For further detail on this transaction, please refer to Note 3 “Significant Transactions” of Part II, Item 8. “Financial Statements and Supplementary Data” included in our 2025 Form 10-K. Also on February 27, 2025, the Company repurchased 500,000 of its common shares from Daniel S. Loeb at the public offering price of $14.00 per share.

15. Earnings per share available to SiriusPoint common shareholders
The following sets forth the computation of basic and diluted earnings per share available to SiriusPoint common shareholders for the three months ended March 31, 2026 and 2025:

	March 31, 2026	March 31, 2025
Weighted-average number of common shares outstanding:
Basic number of common shares outstanding	116,725,419	115,975,961
Dilutive effect of restricted share awards and units	3,695,084	1,503,925
Dilutive effect of options	1,274,553	1,075,280
Diluted number of common shares outstanding	121,695,056	118,555,166
Basic earnings per common share:
Net income available to SiriusPoint common shareholders	$99.6	$57.6
Net income allocated to SiriusPoint participating shareholders	(0.1)	(0.1)
Net income allocated to SiriusPoint common shareholders	$99.5	$57.5
Basic earnings per share available to SiriusPoint common shareholders	$0.85	$0.50
Diluted earnings per common share:
Net income available to SiriusPoint common shareholders	$99.6	$57.6
Net income allocated to SiriusPoint participating shareholders	(0.1)	(0.1)
Net income allocated to SiriusPoint common shareholders	$99.5	$57.5
Diluted earnings per share available to SiriusPoint common shareholders	$0.82	$0.49
For the three months ended March 31, 2026 and 2025, no material amounts were excluded from the computation of diluted earnings per share attributable to SiriusPoint common shareholders.
16. Related party transactions
In addition to the transactions disclosed in Notes 3, 9, and 14 to these consolidated financial statements, the following transactions are classified as related party transactions, as the counterparties have either a direct or indirect shareholding in the Company or the Company has an investment in such counterparty.
(Re)insurance contracts
During the three months ended March 31, 2026, insurance and reinsurance contracts with certain of the Company’s insurance and MGA related parties resulted in gross written premium of $22.8 million (2025 - $6.5 million). As of March 31, 2026, the Company had total receivables from these related parties of $84.7 million and no payables (December 31, 2025 - receivables of $86.4 million and no payables).
Investments managed by related parties
The following table provides the fair value of the Company's investments managed by related parties as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Third Point Enhanced LP (1)	$82.4	$82.2
Third Point Insurance Solutions Fund I LLC	2.5	1.6
Third Point Venture Offshore Fund I LP (1)	27.0	27.7
Third Point Venture Offshore Fund II LP (1)	8.2	6.3
Third Point Optimized Credit Portfolio (2)	621.2	652.8
Total investments managed by related parties	$741.3	$770.6
(1)The Third Point Enhanced LP, Third Point Venture Offshore Fund I LP, and Third Point Venture Offshore Fund II LP are reported in Other long-term investments in the consolidated balance sheets.
(2)The Third Point Optimized Credit Portfolio is primarily reported in Debt securities, available for sale and trading, in the consolidated balance sheets.
On February 28, 2025, the Company provided notice to Third Point LLC of its intent to redeem all of its capital accounts for TP Enhanced Fund. The redemptions will occur over time and may be in cash or underlying investments.

On September 23, 2025, the Company notified Third Point LLC of its intent to withdraw investments from the Third Point Optimized Credit Portfolio. The liquidation and withdrawal of the investments is proceeding in an orderly manner, pursuant to the existing investment management agreement and consistent with the parties' discussions.
Management, advisory and performance fees to related parties
The total management, advisory and performance fees to related parties for the three months ended March 31, 2026 and 2025 were as follows:

	2026	2025
Management and advisory fees	$1.2	$1.1
Performance fees	—	(0.2)
Total management, advisory and performance fees to related parties (1)	$1.2	$0.9
(1)Management, advisory and performance fees to related parties, where applicable, are presented within Net investment gains (losses) in the consolidated statements of income.
17. Commitments and contingencies
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
During the three months ended March 31, 2026, the Company recognized operating lease expense of $2.5 million (2025 - $1.9 million), including property taxes and routine maintenance expense, as well as rental expenses related to short-term leases.
The following table presents the lease balances within the consolidated balance sheets as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Operating lease right-of-use assets (1)	$20.0	$20.7
Operating lease liabilities (2)	$23.3	$24.6

Weighted average lease term (years)	4.3	4.6
Weighted average discount rate	3.3%	3.2%
(1) Operating lease right-of-use assets are included in Other assets on the Company’s consolidated balance sheets.
(2) Operating lease liabilities are included in Other liabilities on the Company’s consolidated balance sheets.

Future minimum rental commitments as of March 31, 2026 under these leases are expected to be as follows:

Future Payments
Remainder of 2026	$5.1
2027	5.5
2028	5.7
2029	4.6
2030 and thereafter	3.0
Total future annual minimum rental payments	23.9
Less: present value discount	(0.6)
Total lease liability as of March 31, 2026	$23.3

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with our unaudited consolidated financial statements and the related notes contained elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”) and the information under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). The terms “we,” “our,” “us” and the “Company,” as used in this report, refer to SiriusPoint Ltd. (“SiriusPoint”) and its directly and indirectly owned subsidiaries as a combined entity, except where otherwise stated or where it is clear that the terms mean only SiriusPoint exclusive of its subsidiaries.
The statements in this discussion regarding business outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” of our 2025 Form 10-K and in “Cautionary Note Regarding Forward-Looking Statements” below. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Cautionary Note Regarding Forward-Looking Statements
Certain statements contained or incorporated in this Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements include, without limitation, statements regarding prospects for our industry, our business strategy, plans, goals, and expectations concerning our market position, international expansion, investment portfolio expectations, future operations, margins, profitability, efficiencies, capital expenditures, liquidity and capital resources and other non-historical financial and operating information. When used in this discussion, the words “believes,” “intends,” “seeks,” “anticipates,” “aims,” “plans,” “targets,” “estimates,” “expects,” “assumes,” “continues,” “should,” “could,” “will,” “may” and the negative of these or similar terms and phrases are intended to identify forward-looking statements.
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
•SiriusPoint’s response to any acquisition proposal that may be received from any party, including any actions that may be considered by the Company’s Board of Directors or any committee thereof; and
•other risks and factors listed under “Risk Factors” in our 2025 Form 10-K and other subsequent periodic reports filed with the Securities and Exchange Commission.
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
Overview
We are a global underwriter of insurance and reinsurance, domiciled in Bermuda. We have licenses to write property, casualty and accident & health insurance and reinsurance globally, including admitted & non-admitted licensed companies in the United States, a Bermuda Class 4 company, a Lloyd’s of London (“Lloyd’s”) syndicate and managing agency, and an internationally licensed company domiciled in Sweden. Our operating companies have a financial strength rating of A (Positive) from AM Best, Fitch Ratings (“Fitch”), and Standard & Poor's (“S&P”) and A3 (Stable) from Moody’s Ratings (“Moody’s”).
We aim to drive excellence as a best-in-class underwriter, with a diverse and low-volatility portfolio of specialty lines. We seek to apply our underwriting talent, capabilities, and management expertise to underwrite a profitable book of business and identify new opportunities to create value. Our approach is to be nimble and attuned to market opportunities within our segments of Insurance & Services and Reinsurance, allocating capital where we see profitable opportunity, while remaining disciplined and focused on our specified risk tolerances and areas of expertise.
Distribution relationships are particularly important to us. A majority of our premium is produced via MGAs, including both our consolidated MGAs and non-consolidated MGAs. We seek to create capacity partnerships with MGAs that have high integrity and transparent leaders, and teams with deep underwriting expertise and track records of success, and no longer take capital positions in those business partners. Our partnerships are focused on underwriting in concentrated, niche businesses that often offer new exposure to our portfolio, while we provide guidance and oversight. As of March 31, 2026, we had equity stakes in 16 entities (MGAs, Insurtech and Other) which underwrite or distribute a wide range of lines of business, including general liability, professional liability, directors & officers, credit and bond, cyber, commercial automobile, workers’ compensation, accident & health, and other specialty insurance classes.

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
Recent Developments
Acquisition of Assist America
On December 31, 2025, we, through our wholly owned subsidiaries, entered into an agreement to acquire Assist America Inc. and its affiliates (“Assist America”) for $44.0 million in cash and other contingent considerations. Pursuant to the agreement, we consolidated Assist America as of January 1, 2026 and recognized goodwill of $18.6 million in our Insurance & Services segment.
Assist America provides reliable global emergency assistance to over 40 million members across Asia, the Middle East, and North America. The acquisition bolsters our third-party medical and travel assistance revenue, increases our scale in the U.S., and expands our coverage to Asia and the Middle East.
Ratings
On February 25, 2026, Fitch upgraded the financial strength rating of our operating subsidiaries to ‘A’ (Strong) from ‘A-’, followed by AM Best’s upgrade to ‘A’ (Excellent) from ‘A-’ on April 16, 2026 and S&P’s upgrade to ‘A’ (Strong) from ‘A-’ on April 21, 2026.
Redemption of Series B Preference Shares
On February 26, 2026, we redeemed all 8,000,000 of our issued and outstanding 8.0% Series B preference shares for a redemption price of $25.00 per share, plus $0.49, which reflects unpaid, accrued cumulative dividends, to, but excluding, February 26, 2026, for an aggregate redemption price of $203.9 million. We delisted the Series B preference shares from the New York Stock Exchange and deregistered the Series B preference shares under the Securities Exchange Act of 1934. The redemption helps simplify and optimize our capital structure and financial leverage, while also eliminating the cost of capital and related cash servicing associated with the Series B preference shares.

Key Performance Indicators
We believe that the following key financial indicators are the most important in evaluating our performance for the three months ended March 31, 2026 and 2025, and as of March 31, 2026 and December 31, 2025:

	2026	2025
	($ in millions, except for ratios)
Combined ratio	87.8%	91.4%
Core underwriting income ⁽¹⁾	$70.9	$28.5
Core net services income ⁽¹⁾	$8.4	$18.9
Core income ⁽¹⁾	$79.3	$47.4
Core combined ratio ⁽¹⁾	88.9%	95.4%
Annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders	17.4%	12.9%

	March 31, 2026	December 31, 2025
Book value per common share	$19.86	$19.40
Book value per diluted common share	$19.03	$18.61
Tangible book value per diluted common share ⁽¹⁾	$17.72	$17.62
(1)Core underwriting income, Core net services income, Core income, and Core combined ratio are non-GAAP financial measures. See definitions in “Non-GAAP Financial Measures” and reconciliations in “Segment Results” below and Note 4 “Segment reporting” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q. Tangible book value per diluted common share is a non-GAAP financial measure. See definition and reconciliation in “Non-GAAP Financial Measures.”
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
Annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders for the three months ended March 31, 2026 and 2025 was calculated as follows:

	2026	2025
	($ in millions)
Net income available to SiriusPoint common shareholders	$99.6	$57.6
Common shareholders’ equity attributable to SiriusPoint common shareholders - beginning of period	2,269.8	1,737.4
Common shareholders’ equity attributable to SiriusPoint common shareholders - end of period	2,302.4	1,825.2
Average common shareholders’ equity attributable to SiriusPoint common shareholders	$2,286.1	$1,781.3
Annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders	17.4%	12.9%
The increase in annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders was driven by higher net income for the three months ended March 31, 2026, primarily resulting from the gain on the sale of Arcadian Risk Capital Ltd. (“Arcadian”) and increased underwriting income.
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
As of March 31, 2026, book value per common share was $19.86, representing an increase of $0.46 per share, or 2.4%, from $19.40 per share as of December 31, 2025. As of March 31, 2026, book value per diluted common share was $19.03, representing an increase of $0.42 per share, or 2.3%, from $18.61 per share as of December 31, 2025. As of March 31, 2026, tangible book value per diluted common share was $17.72, representing an increase of $0.10 per share, or 0.6%, from $17.62 per share as of December 31, 2025. The increases reflect continued positive underwriting and investment results during the three months ended March 31, 2026.
Consolidated Results of Operations—Three months ended March 31, 2026 and 2025
The following table sets forth the key items discussed in the consolidated results of operations section, and the period over period change, for the three months ended March 31, 2026 and 2025:

	2026	2025	Change
	($ in millions)
Total underwriting income	$77.7	$54.1	$23.6
Net investment income	66.4	71.2	(4.8)
Net investment gains (losses)	11.4	(0.3)	11.7
Other revenues	57.9	29.7	28.2
Net corporate and other expenses	(71.2)	(60.6)	(10.6)
Intangible asset amortization	(2.6)	(2.9)	0.3
Interest expense	(16.8)	(18.1)	1.3
Foreign exchange gains (losses)	(1.3)	2.2	(3.5)
Income tax expense	(19.2)	(13.3)	(5.9)
Net income	$102.3	$62.0	$40.3
The key changes in our consolidated results for the three months ended March 31, 2026 compared to the prior year period are discussed below.
Underwriting results
The improvement in net underwriting results for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily driven by premium growth at a lower attritional loss ratio and a decrease in catastrophe losses of $62.5 million, partially offset by a decrease in favorable prior year development of $16.3 million.

Investments
Investment Portfolio
The following table presents the carrying value of our total investments, cash and cash equivalents and restricted cash and cash equivalents as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	($ in millions)
Debt securities, available for sale	$4,892.9	$5,168.6
Debt securities, trading	86.0	90.3
Total debt securities (1)	4,978.9	5,258.9
Short-term investments	32.5	28.3
Other long-term investments (2)	295.4	315.1
Total investments	5,306.8	5,602.3
Cash and cash equivalents	856.9	731.2
Restricted cash and cash equivalents (3)	153.8	171.2
Total invested assets and cash	$6,317.5	$6,504.7
(1)Includes $621.2 million of investments in the Third Point Optimized Credit portfolio (“TPOC Portfolio”) as of March 31, 2026 (December 31, 2025 - $652.8 million).
(2)Includes $77.5 million of strategic investments as of March 31, 2026 (December 31, 2025 - $102.2 million).
(3)Primarily consists of cash and fixed income securities such as U.S. Treasuries, money markets funds, and sovereign debt, securing our contractual obligations under certain (re)insurance contracts that we will not be released from until the underlying risks have expired or have been settled.
The decrease in total invested assets and cash was primarily driven by the use of investments to fund the redemption of the Series B preference shares of $203.9 million, as well as to fund the common share repurchases of $21.9 million.
The duration of our fixed income portfolio, excluding cash and cash equivalents, is 3.1 years (December 31, 2025 - 3.2 years). The duration remained consistent from the comparative period due to our efforts to match our asset duration with economic liabilities in the current interest rate environment. The average credit rating of our investment portfolio is “AA-” as of March 31, 2026 (December 31, 2025 - “AA-”) with no defaults in the investment portfolio.
The following table provides a breakdown of structured products between investment and non-investment grade securities as of March 31, 2026 and December 31, 2025. These are fixed income investments which are included in debt securities in the table above. Refer to Note 7 “Investments” to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for further discussion of these securities.

	March 31, 2026		December 31, 2025
	Investment Grade (1)	Non-investment Grade (2)	Investment Grade (1)	Non-investment Grade (2)
	($ in millions)
Asset-backed securities	$508.5	$32.6	$583.5	$18.9
Collateralized loan obligations	330.3	—	324.6	—
Total asset-backed securities	838.8	32.6	908.1	18.9
Agency residential mortgage-backed securities	773.7	—	799.2	—
Non-agency residential mortgage-backed securities	194.5	18.3	186.7	22.2
Total residential mortgage-backed securities	968.2	18.3	985.9	22.2
Agency commercial mortgage-backed securities	47.7	—	48.1	—
Non-agency commercial mortgage-backed securities	193.3	0.5	215.2	0.5
Total commercial mortgage-backed securities	241.0	0.5	263.3	0.5
Total mortgage-backed securities	1,209.2	18.8	1,249.2	22.7
Total asset and mortgage-backed securities	$2,048.0	$51.4	$2,157.3	$41.6
(1)Investment grade securities are considered rated BBB or higher.
(2)Non-investment grade securities are considered rated below BBB.

Investment Results
Net investment income for the three months ended March 31, 2026 and 2025 consisted of the following:

	2026	2025
	($ in millions)
Debt securities, available for sale	$64.7	$61.3
Debt securities, trading	1.8	3.1
Short-term investments	0.3	1.2
Other long-term investments	0.3	1.6
Cash, cash equivalents and other	5.3	9.3
Gross investment income	72.4	76.5
Investment expenses	(6.0)	(5.3)
Net investment income	$66.4	$71.2
Net investment gains (losses) for the three months ended March 31, 2026 and 2025 consisted of the following:

	2026	2025
	($ in millions)
Debt securities, available for sale
Gross realized gains	$10.0	$7.1
Gross realized losses	(3.0)	(9.1)
Net realized gains (losses) on Debt securities, available for sale	7.0	(2.0)
Debt securities, trading
Net realized gains (losses)	—	(1.5)
Net unrealized gains (losses)	(1.6)	1.8
Other long-term investments
Net realized gains (losses)	14.4	(2.1)
Net unrealized gains (losses)	(8.4)	2.6
Other (1)	—	0.9
Net investment gains (losses)	$11.4	$(0.3)
(1)Includes short-term investments, cash and cash equivalents, and derivatives.
The decrease in net investment income for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 is primarily the result of lower yields in the current period. The increase in net investment gains (losses) for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to gains on private equity funds classified in Other long-term investments.
Refer to Part I, Item 3. “Quantitative and Qualitative Disclosures about Market Risks” of this Form 10-Q for a discussion of certain risks and factors that could adversely impact our investments results.
Other Revenues
For the three months ended March 31, 2026, other revenues primarily consisted of $25.2 million from the gain on the sale of Arcadian and $30.9 million of service fee revenue from MGAs, compared to $31.9 million of service fee revenue from MGAs for the three months ended March 31, 2025. The slight decrease in service fee revenue is primarily driven by the deconsolidation of ArmadaCorp Capital, LLC (“Armada”), partially offset by increases in International Medical Group, Inc. (“IMG”) from continued growth of its travel business and the acquisition of Assist America.
Net Corporate and Other Expenses
Net corporate and other expenses include costs associated with operating as a publicly-traded company and non-underwriting activities, including services expenses from our MGA subsidiaries, and current expected credit losses from our insurance and reinsurance balances receivable and loss and loss adjustment expenses recoverable.

The increase in net corporate and other expenses for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily driven by increases in share compensation expense attributable to the recent gains on sales of Armada and Arcadian and expenses associated with non-recurring projects, as well as increases in services expenses.
For the three months ended March 31, 2026, services expenses increased to $46.1 million compared to $43.1 million for the three months ended March 31, 2025, primarily driven by increases in expenses from IMG from continued growth of its own business and the acquisition of Assist America, partially offset by the deconsolidation of Armada.
Amortization of Intangible Assets
Amortization of intangible assets for the three months ended March 31, 2026 was $2.6 million (2025 - $2.9 million). The change in amortization are due to the use of amortization patterns which are based on the period over which they are expected to generate future net cash inflows from the use of the underlying intangible assets.
Interest Expense
Interest expense and finance costs are related to interest due on our senior and subordinated notes, as well as interest associated with certain reinsurance contracts.
Interest expense for the three months ended March 31, 2026 was $16.8 million compared to $18.1 million for the three months ended March 31, 2025. The decrease was primarily driven by decreases in funds withheld interest on loss portfolio transfers.
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
Foreign exchange losses were $1.3 million for the three months ended March 31, 2026 compared to foreign exchange gains of $2.2 million for the three months ended March 31, 2025. The change is primarily driven by the impact of certain foreign exchange exposures related to our underwriting activities, partially offset by the impact of our currency hedges.
On an aggregate basis, the effects of foreign exchange resulted in charges to net income of $2.3 million as well as charges to comprehensive income of $6.4 million for the three months ended March 31, 2026. The effects of foreign exchange are consistent with the recent market fluctuations in rates and our economic currency hedging strategy.
Income Tax Expense
The increases in income tax expense for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 were consistent with the increases in pre-tax income.
Segment Results — Three months ended March 31, 2026 and 2025
The determination of our reportable segments is based on the manner in which management monitors the performance of our operations. We classify our business into two reportable segments - Insurance & Services and Reinsurance. Collectively, the sum of these two segments constitute “Core” results. Core underwriting income, Core net services income, Core income, and Core combined ratio are non-GAAP financial measures. We believe it is useful to review Core results as it better reflects how management views the business and reflects our decision to exit the run off business. The sum of Core results and Corporate results are equal to the consolidated results of operations.
Corporate results include all run off business, which represents certain classes of business that we ceased underwriting as part of fundamental changes to our business strategy, including the effect of the restructuring of the underwriting platform announced in 2022 and certain reinsurance contracts that have interest crediting features. Corporate results also include asbestos and environmental and other latent liability exposures on a gross basis, which have mostly been ceded, as well as specific workers’ compensation and cyber programs which we no longer write.

The following tables set forth the operating segment results and ratios for the three months ended March 31, 2026 and 2025:

	Three months ended March 31, 2026
	Insurance & Services	Reinsurance	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
Gross written premium	$684.6	$319.2	$1,003.8	$—	$(0.9)	$—	$1,002.9
Net written premium	461.1	235.7	696.8	—	(1.6)	—	695.2
Net earned premium	380.1	258.2	638.3	—	0.6	—	638.9
Loss and loss adjustment expenses incurred, net	215.7	134.0	349.7	(1.8)	15.0	—	362.9
Acquisition costs, net	108.0	63.8	171.8	(23.8)	(0.2)	—	147.8
Other underwriting expenses	26.3	19.6	45.9	—	4.6	—	50.5
Underwriting income (loss)	30.1	40.8	70.9	25.6	(18.8)	—	77.7
Services revenues	54.0	—	54.0	(23.1)	—	(30.9)	—
Services expenses	46.1	—	46.1	—	—	(46.1)	—
Net services fee income	7.9	—	7.9	(23.1)	—	15.2	—
Services noncontrolling loss	0.5	—	0.5	—	—	(0.5)	—
Net services income	8.4	—	8.4	(23.1)	—	14.7	—
Segment income (loss)	$38.5	$40.8	$79.3	$2.5	$(18.8)	$14.7	$77.7

Attritional losses	$230.8	$145.7	$376.5	$(1.8)	$0.7	$—	$375.4
Catastrophe losses	—	5.4	5.4	—	—	—	5.4
Prior year loss reserve development	(15.1)	(17.1)	(32.2)	—	14.3	—	(17.9)
Loss and loss adjustment expenses incurred, net	$215.7	$134.0	$349.7	$(1.8)	$15.0	$—	$362.9

Underwriting Ratios: (1)
Attritional loss ratio	60.7%	56.4%	59.0%				58.8%
Catastrophe loss ratio	—%	2.1%	0.8%				0.8%
Prior year loss development ratio	(4.0)%	(6.6)%	(5.0)%				(2.8)%
Loss ratio	56.7%	51.9%	54.8%				56.8%
Acquisition cost ratio	28.4%	24.7%	26.9%				23.1%
Other underwriting expenses ratio	6.9%	7.6%	7.2%				7.9%
Combined ratio	92.0%	84.2%	88.9%				87.8%
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

	Three months ended March 31, 2025
	Insurance & Services	Reinsurance	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
		($ in millions)
Gross written premium	$635.1	$354.8	$989.9	$—	$(5.2)	$—	$984.7
Net written premium	483.5	268.5	752.0	—	(9.0)	—	743.0
Net earned premium	336.2	289.6	625.8	—	0.9	—	626.7
Loss and loss adjustment expenses incurred, net	209.9	195.3	405.2	(2.0)	(1.4)	—	401.8
Acquisition costs, net	87.3	67.1	154.4	(28.0)	3.3	—	129.7
Other underwriting expenses	18.9	18.8	37.7	—	3.4	—	41.1
Underwriting income (loss)	20.1	8.4	28.5	30.0	(4.4)	—	54.1
Services revenues	62.1	—	62.1	(30.2)	—	(31.9)	—
Services expenses	43.1	—	43.1	—	—	(43.1)	—
Net services fee income	19.0	—	19.0	(30.2)	—	11.2	—
Services noncontrolling income	(0.1)	—	(0.1)	—	—	0.1	—
Net services income	18.9	—	18.9	(30.2)	—	11.3	—
Segment income (loss)	$39.0	$8.4	$47.4	$(0.2)	$(4.4)	$11.3	$54.1

Attritional losses	$207.6	$164.0	$371.6	$(2.0)	$(1.5)	$—	$368.1
Catastrophe losses	4.8	63.1	67.9	—	—	—	67.9
Prior year loss reserve development	(2.5)	(31.8)	(34.3)	—	0.1	—	(34.2)
Loss and loss adjustment expenses incurred, net	$209.9	$195.3	$405.2	$(2.0)	$(1.4)	$—	$401.8

Underwriting Ratios: (1)
Attritional loss ratio	61.7%	56.6%	59.3%				58.8%
Catastrophe loss ratio	1.4%	21.8%	10.9%				10.8%
Prior year loss development ratio	(0.7)%	(11.0)%	(5.5)%				(5.5)%
Loss ratio	62.4%	67.4%	64.7%				64.1%
Acquisition cost ratio	26.0%	23.2%	24.7%				20.7%
Other underwriting expenses ratio	5.6%	6.5%	6.0%				6.6%
Combined ratio	94.0%	97.1%	95.4%				91.4%
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
Core Premium Volume
Gross written premium increased by $13.9 million, or 1.4%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Net written premium decreased by $55.2 million, or 7.3%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Net earned premium increased by $12.5 million, or 2.0%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increases in gross written premium and net earned premium were driven by our Insurance & Services segment, including growth in A&H, General Liability, and Surety, partially offset by decreases in our Reinsurance segment, primarily in Property Catastrophe, Bermuda and London Specialty, and New York Casualty. The decrease in net written premium was primarily driven by the decreases in our Reinsurance segment and the ceded premium related to the inception of an aggregate reinsurance program in the current quarter, as well as a large one-time assumed reinsurance contract with a single MGA in our Surety business in the first quarter of 2025.

Core Underwriting Results
The improvement in net underwriting results of $42.4 million was primarily driven by decreased catastrophe losses and a lower attritional loss ratio, partially offset by a decrease in favorable prior year development and higher expense ratios. Catastrophe losses were minimal for the three months ended March 31, 2026, compared to $67.9 million, or 10.9 percentage points on the combined ratio, for the three months ended March 31, 2025, primarily from the California wildfires. For the three months ended March 31, 2026, favorable prior year loss reserve development was $32.2 million primarily driven by favorable development in Credit, mainly from better than expected loss experience, as well as favorable development in A&H, due to lower than expected reported attritional losses, compared to $34.3 million for the three months ended March 31, 2025 primarily driven by favorable development in Property, mainly from reserve releases relating to prior year’s catastrophe events, as well as favorable development in A&H, due to lower than expected reported attritional losses. The increased acquisition cost ratio primarily resulted from profit commission accruals related to prior year programs, and the increased other underwriting expense ratio is largely driven by timing items.
Core Services Results
Services revenues decreased to $54.0 million for the three months ended March 31, 2026 compared to $62.1 million for the three months ended March 31, 2025 primarily due to the deconsolidation of Armada in the fourth quarter of 2025, partially offset by growth in the IMG travel business and the acquisition of Assist America.
Net services income decreased to $8.4 million for the three months ended March 31, 2026 compared to $18.9 million during the three months ended March 31, 2025, also due to the deconsolidation of Armada, partially offset by growth in IMG and the acquisition of Assist America. Service margin, which is calculated as Net service fee income as a percentage of services revenues, increased to 14.6% for the three months ended March 31, 2026 from 13.8% for the three months ended March 31, 2025, when adjusted to exclude Armada, driven by the acquisition of Assist America.
Insurance & Services Segment
In our Insurance & Services segment, we underwrite primary insurance in several sectors globally. We offer innovative insurance solutions to meet the changing risk circumstances of our clients. The Insurance & Services segment includes A&H, Property & Casualty, and Other Specialties.
As of March 31, 2026, we have equity stakes in 16 entities (MGAs, Insurtech and Other), which underwrite or distribute a wide range of lines of business, including general liability, professional liability, directors & officers, credit and bond, cyber, commercial automobile, workers’ compensation, accident & health, and other specialty insurance classes. As of March 31, 2026, we consolidated two MGAs in our financial statements: Alta Signa Holdings (“Alta Signa”) and IMG. Effective November 1, 2025, we deconsolidated Armada upon the sale to Ambac Financial Group Inc. We will continue our underwriting capacity partnership with Armada until the end of 2030. We provide underwriting capacity in the form of insurance or reinsurance to 8 non-consolidated entities in addition to the two consolidated MGAs. We also have investment stakes in 6 other entities where we have no underwriting relationships. The investment interests in the non-consolidated entities are included in strategic investments within Other long-term investments on the consolidated balance sheet.

The following table sets forth underwriting results, net MGA results, and ratios for the segment results, and the period over period changes, for the three months ended March 31, 2026 and 2025:

	2026	2025	Change
	($ in millions)
Gross written premium	$684.6	$635.1	$49.5
Net written premium	461.1	483.5	(22.4)
Net earned premium	380.1	336.2	43.9
Loss and loss adjustment expenses incurred, net	215.7	209.9	5.8
Acquisition costs, net	108.0	87.3	20.7
Other underwriting expenses	26.3	18.9	7.4
Underwriting income	30.1	20.1	10.0
Services revenues	54.0	62.1	(8.1)
Services expenses	46.1	43.1	3.0
Net services fee income	7.9	19.0	(11.1)
Services noncontrolling (income) loss	0.5	(0.1)	0.6
Net services income	8.4	18.9	(10.5)
Segment income	$38.5	$39.0	$(0.5)

Underwriting ratios: (1)
Loss ratio	56.7%	62.4%	(5.7)%
Acquisition cost ratio	28.4%	26.0%	2.4%
Other underwriting expense ratio	6.9%	5.6%	1.3%
Combined ratio	92.0%	94.0%	(2.0)%
(1)Underwriting ratios are calculated by dividing the related expense by net earned premium.
Premium Volume
Gross written premium increased by $49.5 million, or 7.8%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily driven by growth in A&H, General Liability, and Surety.
Consolidated MGAs
Gross written premium by the consolidated MGAs in the aggregate decreased by $37.1 million, or 38.4%, to $59.4 million for the three months ended March 31, 2026 compared to $96.5 million for the three months ended March 31, 2025, primarily resulting from the deconsolidation of Armada in the fourth quarter of 2025, partially offset by growth in IMG, including the acquisition of Assist America.
Book value for the consolidated MGAs was $106.4 million as of March 31, 2026, compared to $80.3 million as of December 31, 2025. The increase in book value from December 31, 2025 was a result of the acquisition of Assist America, which was effective as of January 1, 2026.
Underwriting Results
The improvement in underwriting income of $10.0 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily driven by a lower attritional loss ratio and increased favorable prior year loss reserve development, partially offset by increased expense ratios. For the three months ended March 31, 2026, favorable prior year loss reserve development was $15.1 million compared to $2.5 million for the three months ended March 31, 2025, primarily driven by increases in A&H due to lower than expected reported attritional losses. The increased acquisition cost ratio primarily resulted from profit commission accruals related to prior year programs, and the increased other underwriting expense ratio is largely driven by timing items.

Services Results
The decreases in services revenues of $8.1 million and net services income of $10.5 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 were primarily due to the deconsolidation of Armada in the fourth quarter of 2025, partially offset by growth in the IMG travel business and the acquisition of Assist America.
Reinsurance Segment
The Reinsurance segment predominantly underwrites Casualty, Property and Other Specialties lines of business on a worldwide basis. The following table sets forth underwriting results and ratios and the period over period changes for the Reinsurance segment for the three months ended March 31, 2026 and 2025:

	2026	2025	Change
	($ in millions)
Gross written premium	$319.2	$354.8	$(35.6)
Net written premium	235.7	268.5	(32.8)
Net earned premium	258.2	289.6	(31.4)
Loss and loss adjustment expenses incurred, net	134.0	195.3	(61.3)
Acquisition costs, net	63.8	67.1	(3.3)
Other underwriting expenses	19.6	18.8	0.8
Underwriting income	$40.8	$8.4	$32.4

Underwriting ratios: (1)
Loss ratio	51.9%	67.4%	(15.5)%
Acquisition cost ratio	24.7%	23.2%	1.5%
Other underwriting expense ratio	7.6%	6.5%	1.1%
Combined ratio	84.2%	97.1%	(12.9)%
(1)Underwriting ratios are calculated by dividing the related expense by net earned premium.
Premium Volume
Gross written premium in the Reinsurance segment decreased by $35.6 million, or 10.0%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily driven by decreases in Property Catastrophe, Bermuda and London Specialty, and New York Casualty.
Underwriting Results
The increase in net underwriting income for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily driven by the decrease in catastrophe losses and a lower attritional loss ratio, partially offset by decreased favorable prior year development. Catastrophe losses were minimal for the three months ended March 31, 2026, compared to $63.1 million, or 21.8 percentage points on the combined ratio, for the three months ended March 31, 2025, primarily from the California wildfires. Favorable prior year development was $17.1 million for the three months ended March 31, 2026, primarily in Credit due to better than expected loss experience, compared to $31.8 million for the three months ended March 31, 2025, primarily in Property due to reserve releases relating to prior year’s catastrophe events.
Corporate
Corporate results include all run off business, which represents certain classes of business that we ceased underwriting as part of fundamental changes to our business strategy, including the effect of the restructuring of the underwriting platform announced in 2022 and certain reinsurance contracts that have interest crediting features. Corporate results also include asbestos and environmental and other latent liability exposures on a gross basis, which have mostly been ceded, as well as specific workers’ compensation and cyber programs which we no longer write. The following table sets forth underwriting results and the period over period changes for the three months ended March 31, 2026 and 2025:

	2026	2025	Change
	($ in millions)
Gross written premium	$(0.9)	$(5.2)	$4.3
Net written premium	(1.6)	(9.0)	7.4
Net earned premium	0.6	0.9	(0.3)
Loss and loss adjustment expenses incurred, net	15.0	(1.4)	16.4
Acquisition costs, net	(0.2)	3.3	(3.5)
Other underwriting expenses	4.6	3.4	1.2
Underwriting loss	$(18.8)	$(4.4)	$(14.4)
Minimal premium volume for the three months ended March 31, 2026 reflects the expiration and non-renewal of the classes of business that we no longer actively underwrite. The increase in the underwriting loss for the three months ended March 31, 2026 compared the three months ended March 31, 2025 was driven by adverse prior year loss reserve development of $14.3 million primarily from one large claim settlement related to a claim that had previously been denied in a line of business that has not been written since 2023.
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
Core Results
Collectively, the sum of the Company's two segments, Insurance & Services and Reinsurance, constitute "Core" results. Core underwriting income, Core net services income, Core income and Core combined ratio are non-GAAP financial measures. We believe it is useful to review Core results as it better reflects how management views the business and reflects our decision to exit the run off business. The sum of Core results and Corporate results are equal to the consolidated results of operations.
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

Tangible Book Value Per Diluted Common Share
Tangible book value per diluted common share, as presented, is a non-GAAP financial measure and the most directly comparable U.S. GAAP measure is book value per common share. Tangible book value per diluted common share excludes goodwill and intangible assets. Management believes that effects of goodwill and intangible assets are not indicative of underlying underwriting results or trends and make book value comparisons to less acquisitive peer companies less meaningful. Tangible book value per diluted common share is useful because it provides a more accurate measure of the realizable value of shareholder returns.
The following table sets forth the computation of book value per common share, book value per diluted common share and tangible book value per diluted common share as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	($ in millions, except share and per share amounts)
Common shareholders’ equity attributable to SiriusPoint common shareholders	$2,302.4	$2,269.8
Intangible assets	139.8	121.2
Goodwill	18.6	—
Tangible common shareholders' equity attributable to SiriusPoint common shareholders	$2,144.0	$2,148.6

Common shares outstanding	115,936,935	116,989,799
Effect of dilutive stock options, restricted share units and warrants	5,065,622	4,983,345
Book value per diluted common share denominator	121,002,557	121,973,144

Book value per common share	$19.86	$19.40
Book value per diluted common share	$19.03	$18.61
Tangible book value per diluted common share	$17.72	$17.62
Liquidity and Capital Resources
Liquidity Requirements
Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet short-term and long-term cash requirements of its business operations. SiriusPoint’s insurance and reinsurance operations are subject to regulation and supervision in each of the jurisdictions where they are domiciled and licensed to conduct business. Generally, regulatory authorities have broad supervisory and administrative powers over such matters as licenses, standards of solvency, premium rates, policy forms, investments, security deposits, methods of accounting, form and content of financial statements, reserves for unpaid loss and loss adjustment expenses, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations, and annual and other report filings. In general, such regulation is for the protection of policyholders rather than shareholders. SiriusPoint manages its liquidity needs primarily through the maintenance of a short duration and high quality fixed income portfolio.
SiriusPoint is a holding company and has no substantial operations of its own and its assets consist primarily of its investments in subsidiaries. Its cash needs primarily consist of the payment of corporate expenses, interest and principal payments on debt obligations and investment opportunities. SiriusPoint may also require cash to repurchase shares of our common stock pursuant to the share repurchase program or redeem other securities issued by us. For further details, see Note 14 “Shareholders' equity” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q. Cash at the subsidiaries is used primarily to pay loss and loss adjustment expenses, reinsurance premiums, acquisition costs, interest expense, taxes, general and administrative expenses and to purchase investments. The insurance and reinsurance business of our operating subsidiaries inherently provide liquidity, as premiums are received in advance of the time losses are paid. However, the amount of cash required to fund loss payments can fluctuate significantly from period to period, due to the low frequency/high severity nature of certain types of business we write.
For additional commitments and contingencies that may affect our liquidity requirements see Note 17 “Commitments and contingencies” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Dividend Capacity and Capital
We are subject to regulations and other constraints that affect our ability to pay dividends. During the three months ended March 31, 2026, SiriusPoint paid dividends of $2.6 million to the Series B preference shareholders (2025 - $4.0 million). The Series B preference shares were fully redeemed on February 26, 2026. See Note 14 “Shareholders' equity” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q for further discussion on the redemption. During the three months ended March 31, 2026, SiriusPoint did not pay any dividends to its common shareholders.
For the three months ended March 31, 2026, SiriusPoint did not receive distributions from SiriusPoint Bermuda Insurance Company Ltd. (“SiriusPoint Bermuda”), its immediate wholly-owned subsidiary (2025 - $425.0 million). We believe the dividend/distribution capacity of SiriusPoint’s subsidiaries, which was approximately $694.7 million as of December 31, 2025, provides SiriusPoint with sufficient liquidity for the foreseeable future. For a further discussion of the various restrictions on SiriusPoint Bermuda’s ability to pay dividends, see Part I, Item 1 “Business - Regulation” in our 2025 Form 10-K.
In addition to the regulatory and other contractual constraints to paying dividends, we manage the capital of the group and each of our operating subsidiaries to support our current ratings from AM Best, Fitch, S&P and Moody’s. This could further reduce the ability and amount of dividends that could be paid from subsidiaries to SiriusPoint. In addition, the Company annually files the prescribed form of capital and solvency return, which comprises the insurer’s Bermuda Solvency Capital Requirement (“BSCR”) model. The BSCR model is a risk-based capital model which provides a method for determining a Class 3A and Class 4 insurer’s capital requirements (statutory economic capital and surplus) by taking into account the risk characteristics of different aspects of the Class 3A and Class 4 insurer’s business. We are currently completing our group BSCR for the year ended December 31, 2025, which must be filed with the BMA on or before May 31, 2026. Our estimated 2025 BSCR ratio is 256%. The Company is also currently completing its first quarter 2026 Bermuda Quarterly Financial Return, with an estimated ratio of 242%.
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
Effective December 19, 2024, we entered into a four-year, $400.0 million senior unsecured revolving credit facility (the “Facility”) with JPMorgan Chase Bank, N.A. as administrative agent. The Facility includes an option for the Company to request a 12-month extension, subject to satisfaction of certain conditions including, but not limited to, the consent of lenders representing a majority-in-interest of commitments, of the Facility maturity date. Subject to customary conditions precedent upon any borrowing request, the Facility provides access to loans for working capital and general corporate purposes, as well as letters of credit to support obligations under insurance and reinsurance agreements, retrocessional agreements and for general corporate purposes. As of March 31, 2026, the Company was in compliance with all of the covenants under the Facility and there were no outstanding borrowings under the Facility.

Effective September 2025, we became a member of the FHLBNY. As a member, we may borrow through the advance program of the FHLBNY. The FHLBNY advance program provides short- and long-term, fully collateralized loans, called advances, to their members. We have the ability to obtain this funding based on a percentage of the value of our admitted assets in the State of New York, subject to availability of eligible collateral. As of March 31, 2026, there were no outstanding FHLBNY borrowings.
Financing
We expect that our cash and cash equivalents on the balance sheet and cash flow from operations will provide us with the financial flexibility to execute our strategic objectives. Our ability to generate cash, however, is subject to our performance, general economic conditions, industry trends, and other factors. To the extent cash and cash equivalents on the balance sheet, investment returns and cash flow from operations are insufficient to fund our future activities and requirements, we may need to raise additional funds through public or private equity or debt financing. If we issue equity securities in order to raise additional funds, substantial dilution to existing shareholders may occur. If we raise cash through the issuance of additional indebtedness, we may be subject to additional contractual restrictions on our business. There is no assurance that we would be able to raise the additional funds on favorable terms or at all.

The following table represents a summary of our debt obligations as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Amount	Effective rate (1)	Amount	Effective rate (1)
2024 Senior Notes, at face value	$400.0	7.4%	$400.0	7.4%
Unamortized discount and issuance costs	(3.7)		(4.0)
2024 Senior Notes, carrying value	396.3		396.0
2017 SEK Subordinated Notes, at face value	288.7	6.1%	298.2	7.1%
Unamortized discount	(5.4)		(5.6)
2017 SEK Subordinated Notes, carrying value	283.3		292.6
Total debt	$679.6		$688.6
(1)Effective rate considers the effect of the debt issuance costs, discount, and premium.
For further details and discussion with respect to the 2024 Senior Notes and 2017 SEK Subordinated Notes, please refer to Note 14 “Debt and letter of credit facilities” of Part II, Item 8. “Financial Statements and Supplementary Data” included in our 2025 Form 10-K.
Debt Covenants
As of March 31, 2026, we were in compliance with all of the covenants under the 2024 Senior Notes and the 2017 SEK Subordinated Notes.
Letter of Credit Facilities
As of March 31, 2026, letters of credit in the amount of $854.9 million had been issued by the Company to various insurance and reinsurance counterparties. Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers, and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements and a minimum rating from rating agencies. Each restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists under any of the letter of credit facilities, our subsidiaries could be prohibited from paying dividends. We were in compliance with all of the covenants under the aforementioned letter of credit facilities as of March 31, 2026.
For further details and discussion with respect to letter of credit facilities, see Note 12 “Debt and letter of credit facilities” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q.
Cash Secured Letter of Credit Agreements
Under the cash secured letter of credit facilities, we provide collateral that consists of cash and cash equivalents and debt securities. As of March 31, 2026, total cash and cash equivalents and debt securities with a fair value of $959.6 million were pledged as collateral against the letters of credit issued.
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

Restricted cash and cash equivalents and restricted investments decreased to $2.0 billion as of March 31, 2026 from $2.2 billion as of December 31, 2025. The decrease was primarily due to the release of collateral pledged against prior underwriting years’ contracts.
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
Operating, investing, and financing cash flows for the three months ended March 31, 2026 and 2025 were as follows:

	2026	2025
	($ in millions)
Net cash provided by (used in) operating activities	$141.9	$(88.9)
Net cash provided by investing activities	189.0	610.9
Net cash used in financing activities	(222.6)	(491.4)
Net increase in cash, cash equivalents and restricted cash	108.3	30.6
Cash, cash equivalents and restricted cash at beginning of period	902.4	894.6
Cash, cash equivalents and restricted cash at end of period	$1,010.7	$925.2
Operating Activities
Cash flows provided by operating activities can fluctuate due to timing differences between the collection of premiums and reinsurance recoverable, the payment of losses and loss expenses, and the payment of premiums to reinsurers. The increase in cash flows provided by operating activities for the three months ended March 31, 2026 was primarily driven by an increase in the collection of premiums consistent with the underlying growth of the business, compared to cash flows used in operating activities for the three months ended March 31, 2025 primarily relating to payments for California wildfire claims.
Investing Activities
Cash flows provided by investing activities for the three months ended March 31, 2026 were driven by higher proceeds from sales and maturities of debt securities compared to purchases during the period, offset by cash flow used to complete the acquisition of Assist America. The decrease in cash flows provided by investing activities for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was driven by changes in our investment portfolio, primarily purchases and sales of fixed income and short-term investments.
Financing Activities
Cash flows used in financing activities for the three months ended March 31, 2026 primarily consisted of a $203.9 million payment for the redemption of the Series B Preference share and $21.9 million in payments for share repurchases. Cash flows used in financing activities for the three months ended March 31, 2025 primarily consisted of $490.8 million in payments for share repurchases.
Financial Condition
As of March 31, 2026, total shareholders’ equity was $2,303.4 million, compared to $2,470.9 million as of December 31, 2025. The decrease was primarily driven by the redemption of the Series B preference shares of $203.9 million and the accumulated other comprehensive loss from unrealized losses from AFS debt securities of $57.3 million, partially offset by net income of $99.6 million for the three months ended March 31, 2026.

Contractual Obligations
There have been no material changes to our contractual obligations from our 2025 Form 10-K.
Critical Accounting Policies and Estimates
For a summary of our significant accounting and reporting policies, please refer to Note 2 “Significant accounting policies” of Part II, Item 8. “Financial Statements and Supplementary Data” included in our 2025 Form 10-K.
Our consolidated financial statements are prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported and disclosed amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and such differences could be material to the financial statements. As of December 31, 2025, the accounting policies that required the most significant judgments and estimations by management include, but are not limited to: (1) premium revenue recognition, (2) loss and loss adjustment expense reserves, (3) fair value measurements related to our investments and (4) income taxes. If actual events differ significantly from the underlying judgments or estimates used by management in the application of these accounting policies, there could be a material adverse effect on our results of operations and financial condition. Refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2025 Form 10-K.
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

The following table summarizes the estimated effects of hypothetical increases and decreases in market interest rates on our debt securities as of March 31, 2026:

	Fair value	Assumed change in interest rate	Estimated fair value after change in interest rate	Pre-tax increase (decrease) in carrying value
	($ in millions)
Debt securities	$4,978.9	300 bp decrease	$5,397.0	$418.1
		200 bp decrease	5,256.1	277.2
		100 bp decrease	5,115.3	136.4
		50 bp decrease	5,044.8	65.9
		50 bp increase	4,896.9	(82.0)
		100 bp increase	4,818.6	(160.3)
		200 bp increase	4,659.6	(319.3)
		300 bp increase	4,497.5	(481.4)
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
Foreign Currency Exchange Risk
In the ordinary course of business, we hold non-U.S. dollar denominated assets and liabilities, which are valued using period-end exchange rates. Non-U.S. dollar denominated foreign revenues and expenses are valued using average exchange rates over the period. Foreign currency exchange-rate risk is the risk that we will incur losses on a U.S. dollar basis due to adverse changes in foreign currency exchange rates. We aim to mitigate foreign currency exchange risk through the use of foreign currency forwards. Refer to Note 8 “Derivatives” to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information on foreign currency hedging.
The following table, presented net of currency hedges, summarizes the estimated effects of a hypothetical 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have had on the carrying value of our net assets as of March 31, 2026:

	10% increase	10% decrease
	($ in millions)
Swedish Krona to U.S. Dollar	$(3.9)	$3.9
British Pound to U.S. Dollar	(2.7)	2.7
Swiss Franc to U.S. dollar	(0.4)	0.4
Euro to U.S. Dollar	(0.3)	0.3
Canadian Dollar to U.S. Dollar	$(0.2)	$0.2
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2026. Based upon this evaluation, our Chief Executive

Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information
ITEM 1. Legal Proceedings
The Company and its subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on reinsurance treaties or contracts or direct surplus lines insurance policies. In the Company’s industry, business litigation may involve allegations of underwriting or claims-handling errors or misconduct, disputes relating to the scope of, or compliance with, the terms of delegated underwriting agreements, employment claims, regulatory actions, or disputes arising from the Company’s business ventures. The Company’s operating subsidiaries are subject to claims litigation involving, among other things, disputed interpretations of policy coverages. Generally, the Company’s direct insurance operations are subject to greater frequency and diversity of claims and claims-related litigation than its reinsurance operations and, in some jurisdictions, may be subject to direct actions by allegedly injured persons or entities seeking damages from policyholders. These lawsuits, which involve or arise out of claims on policies issued by the Company’s subsidiaries, are typical to the insurance industry in general and in the normal course of our business. These claims are considered in the Company’s loss and loss expense reserves. In addition, the Company may from time to time engage in litigation or arbitration related to its claims for payment in respect of ceded reinsurance, including disputes that challenge the Company’s ability to enforce its underwriting intent. Such matters could result, directly or indirectly, in providers of protection not meeting their obligations to the Company or not doing so on a timely basis. The Company may also be subject to other disputes from time to time relating to operational or other matters distinct from insurance or reinsurance claims. Any litigation or arbitration, or regulatory process, contains an element of uncertainty, and the value of an exposure or a gain contingency related to a dispute is difficult to estimate. The Company believes that no individual litigation or arbitration to which it is presently a party is likely to have a material adverse effect on its results of operations, financial condition, business, or operations.
ITEM 1A. Risk Factors
Our business is subject to a number of risks, including those described in the Company’s risk factors disclosed in Part I, Item 1A of our 2025 Form 10-K, that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, cash flows and results of operations. There have been no material changes to the risk factors disclosed in our 2025 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Under the share repurchase program, the Company may repurchase its common stock from time to time, in amounts, at prices and at times the Company deems appropriate in its sole discretion, subject to market conditions and a variety of factors, including legal requirements, price and economic conditions. Shares of common stock may be repurchased in open market purchases, privately negotiated transactions or otherwise. The Company expects that the program will be in effect until the maximum approved dollar amount has been used. The program does not require the Company to repurchase any specific number of shares of common stock, and the program may be suspended, modified or discontinued at any time.
The following table summarizes our repurchase of common shares during the three months ended March 31, 2026:

	(a) Total number of shares purchased	(b) Average price paid per share (1)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum $ value of shares that may yet be purchased under the plans or programs (2)
January 1, 2026 - January 31, 2026	—	$—	—	$174,309,722
February 1, 2026 - February 28, 2026	31,800	21.23	31,800	173,634,656
March 1, 2026 - March 31, 2026	1,020,810	20.76	1,020,810	152,440,349
Total	1,052,610	$20.78	1,052,610	$152,440,349
(1)Including commissions.
(2)Maximum value of common shares that may yet be purchased under the share repurchase programs previously authorized on May 4, 2016, February 28, 2018, and July 31, 2024.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
During the three months ended March 31, 2026, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

ITEM 6. Exhibits

10.1*	Settlement Agreement, dated March 17, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 23, 2026)
10.2*	Employment Letter, dated July 11, 2023, with Thomas C. Leonardo
10.3*	Employment Letter, dated December 8, 2025, with Patrick J. Charles
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
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

SiriusPoint Ltd.
Date: May 7, 2026
/s/ Scott Egan
Scott Egan
Chief Executive Officer
(Principal Executive Officer)

/s/ Jim McKinney
Jim McKinney
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)