Form 10-Q
period 2026-09-30
SiriusPoint Ltd
filed 2026-11-05
CIK 1576018

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐
As of November 2, 2026, the registrant had 115,032,060 common shares issued and outstanding.

SiriusPoint Ltd.

PART I - Financial Information
ITEM 1. Financial Statements
SIRIUSPOINT LTD.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of September 30, 2026 and December 31, 2025
(expressed in millions of U.S. dollars, except per share and share amounts)

	September 30, 2026	December 31, 2025
Assets
Debt securities, available for sale, at fair value, net of allowance for credit losses of $0.0 (2025 - $0.0) (cost - $5,523.9; 2025 - $5,118.3)	$5,364.8	$5,168.6
Debt securities, trading, at fair value (cost - $80.6; 2025 - $114.6)	55.3	90.3
Short-term investments, at fair value (cost - $16.6; 2025 - $28.4)	17.1	28.3
Other long-term investments, at fair value (cost - $398.1; 2025 - $421.9) (includes related party investments at fair value of $215.8 (2025 - $216.1))	276.5	315.1
Total investments	5,713.7	5,602.3
Cash and cash equivalents	434.3	731.2
Restricted cash and cash equivalents	127.4	171.2
Due from brokers	6.5	7.5
Interest and dividends receivable	46.2	47.1
Insurance and reinsurance balances receivable, net	2,558.9	2,260.3
Deferred acquisition costs, net	397.7	384.1
Unearned premiums ceded	649.2	487.4
Loss and loss adjustment expenses recoverable, net	1,966.4	2,102.3
Deferred tax asset	280.5	267.7
Goodwill	46.0	—
Intangible assets	158.8	121.2
Other assets	236.7	272.1
Assets held for sale	—	115.2
Total assets	$12,622.3	$12,569.6
Liabilities
Loss and loss adjustment expense reserves	$5,816.7	$5,782.5
Unearned premium reserves	2,050.6	1,855.4
Reinsurance balances payable	1,472.5	1,447.6
Debt	667.5	688.6
Due to brokers	48.9	5.5
Deferred tax liability	67.8	73.0
Other liabilities	268.9	246.1
Total liabilities	10,392.9	10,098.7
Commitments and contingent liabilities (refer to Note 17)
Shareholders’ equity
Series B preference shares (2025 - par value $0.10; authorized and issued: 8,000,000)	—	200.0
Common shares (issued and outstanding: 115,032,060; 2025 - 116,989,799)	11.5	11.7
Additional paid-in capital	869.2	967.7
Retained earnings	1,483.5	1,228.5
Accumulated other comprehensive income (loss), net of tax	(135.9)	61.9
Shareholders’ equity attributable to SiriusPoint shareholders	2,228.3	2,469.8
Noncontrolling interests	1.1	1.1
Total shareholders’ equity	2,229.4	2,470.9
Total liabilities, noncontrolling interests and shareholders’ equity	$12,622.3	$12,569.6

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
For the three and nine months ended September 30, 2026 and 2025
(expressed in millions of U.S. dollars, except per share and share amounts)

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenues
Net earned premium	$767.6	$647.7	$2,046.8	$1,926.4
Net investment income	65.9	66.5	197.8	205.9
Net investment gains (losses)	3.3	6.2	22.6	6.6
Other revenues	30.8	35.5	119.1	92.5
Total revenues	867.6	755.9	2,386.3	2,231.4
Expenses
Loss and loss adjustment expenses incurred, net	415.9	372.9	1,137.0	1,147.3
Acquisition costs, net	195.2	139.8	499.8	410.4
Other underwriting expenses	53.0	43.6	155.3	133.0
Net corporate and other expenses	75.7	62.5	220.6	194.0
Intangible asset amortization	2.5	2.8	7.5	8.5
Interest expense	18.4	21.0	53.9	60.2
Foreign exchange losses	3.2	2.4	2.7	16.9
Total expenses	763.9	645.0	2,076.8	1,970.3
Income before income tax expense	103.7	110.9	309.5	261.1
Income tax expense	(16.7)	(20.2)	(51.7)	(45.1)
Net income	87.0	90.7	257.8	216.0
Net (income) loss attributable to noncontrolling interests	(0.2)	0.1	(0.2)	(0.4)
Net income available to SiriusPoint	86.8	90.8	257.6	215.6
Dividends on Series B preference shares	—	(4.0)	(2.6)	(12.0)
Net income available to SiriusPoint common shareholders	$86.8	$86.8	$255.0	$203.6
Earnings per share available to SiriusPoint common shareholders
Basic earnings per share available to SiriusPoint common shareholders	$0.75	$0.74	$2.19	$1.75
Diluted earnings per share available to SiriusPoint common shareholders	$0.74	$0.73	$2.14	$1.71
Weighted average number of common shares used in the determination of earnings per share
Basic	115,135,159	116,726,540	116,191,819	116,412,996
Diluted	117,166,671	118,817,903	119,150,790	118,655,606

The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
For the three and nine months ended September 30, 2026 and 2025
(expressed in millions of U.S. dollars)

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Comprehensive income (loss)
Net income	$87.0	$90.7	$257.8	$216.0
Other comprehensive income (loss), net of tax
Change in foreign currency translation adjustment	0.2	(3.3)	(6.7)	(0.1)
Unrealized gains (losses) from debt securities held as available for sale investments	(104.9)	2.2	(190.0)	54.0
Reclassifications from accumulated other comprehensive income (loss)	(9.9)	6.9	(1.1)	2.5
Total other comprehensive income (loss)	(114.6)	5.8	(197.8)	56.4
Comprehensive income (loss)	(27.6)	96.5	60.0	272.4
Net (income) loss attributable to noncontrolling interests	(0.2)	0.1	(0.2)	(0.4)
Comprehensive income (loss) available to SiriusPoint	$(27.8)	$96.6	$59.8	$272.0
The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
For the three and nine months ended September 30, 2026 and 2025
(expressed in millions of U.S. dollars)

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Series B preference shares
Balance, beginning of period	$—	$200.0	$200.0	$200.0
Redemption of preference shares	—	—	(200.0)	—
Balance, end of period	—	200.0	—	200.0
Common shares
Balance, beginning of period	11.6	11.7	11.7	11.6
Issuance of common shares, net	—	—	0.2	0.2
Common shares repurchased and retired	(0.1)	—	(0.4)	(0.1)
Balance, end of period	11.5	11.7	11.5	11.7
Additional paid-in capital
Balance, beginning of period	888.9	945.8	967.7	945.0
Issuance of common shares, net	—	—	0.1	—
Share compensation	7.4	11.6	1.6	19.5
Exercise of options and warrants	—	—	—	0.6
Common shares repurchased and retired	(27.1)	—	(100.2)	(7.7)
Balance, end of period	869.2	957.4	869.2	957.4
Retained earnings
Balance, beginning of period	1,396.7	901.7	1,228.5	784.9
Net income	87.0	90.7	257.8	216.0
Net (income) loss attributable to noncontrolling interests	(0.2)	0.1	(0.2)	(0.4)
Dividends on preference shares	—	(4.0)	(2.6)	(12.0)
Balance, end of period	1,483.5	988.5	1,483.5	988.5
Accumulated other comprehensive income (loss), net of tax
Balance, beginning of period	(21.3)	46.5	61.9	(4.1)
Change in foreign currency translation adjustment
Balance, beginning of period	(7.8)	0.2	(0.9)	(3.0)
Change in foreign currency translation adjustment	0.2	(3.3)	(6.7)	(0.1)
Balance, end of period	(7.6)	(3.1)	(7.6)	(3.1)
Unrealized gains (losses) from debt securities held as available for sale investments
Balance, beginning of period	(13.5)	46.3	62.8	(1.1)
Unrealized gains (losses) from debt securities held as available for sale investments	(104.9)	2.2	(190.0)	54.0
Reclassifications from accumulated other comprehensive income (loss)	(9.9)	6.9	(1.1)	2.5
Balance, end of period	(128.3)	55.4	(128.3)	55.4
Balance, end of period	(135.9)	52.3	(135.9)	52.3
Shareholders’ equity attributable to SiriusPoint shareholders	2,228.3	2,209.9	2,228.3	2,209.9
Noncontrolling interests	1.1	1.1	1.1	1.1
Total shareholders’ equity	$2,229.4	$2,211.0	$2,229.4	$2,211.0
The accompanying Notes to the Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

SIRIUSPOINT LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the nine months ended September 30, 2026 and 2025
(expressed in millions of U.S. dollars)

	2026	2025
Operating activities
Net income	$257.8	$216.0
Adjustments to reconcile net income to net cash provided by operating activities:
Share compensation	24.0	24.1
Net realized and unrealized gain on investments and derivatives	(22.6)	(6.6)
Amortization of premium and accretion of discount, net	(18.5)	(28.6)
Amortization of intangible assets	7.5	8.5
Other items, net	(20.5)	39.1
Changes in assets and liabilities:
Insurance and reinsurance balances receivable, net	(297.5)	(237.9)
Deferred acquisition costs, net	(13.4)	(53.6)
Unearned premiums ceded	(161.8)	(23.2)
Loss and loss adjustment expenses recoverable, net	135.9	152.4
Deferred tax asset/liability	9.9	10.0
Other assets	36.9	(69.0)
Interest and dividends receivable	0.9	0.1
Loss and loss adjustment expense reserves	33.9	157.8
Unearned premium reserves	194.9	228.7
Deferred gain on retroactive reinsurance	—	(8.5)
Reinsurance balances payable	24.0	(289.5)
Other liabilities	0.1	(6.0)
Intangible assets	—	8.7
Held for sale asset	115.2	(19.5)
Held for sale liability	—	25.8
Net cash provided by operating activities	306.7	128.8
Investing activities
Purchases of debt securities, available-for-sale	(1,853.7)	(1,743.0)
Purchases of short-term investments	(29.7)	(101.6)
Purchases of other investments	(5.4)	(19.0)
Proceeds from sales and maturities of debt securities, available-for-sale	1,453.2	1,832.0
Proceeds from sales and maturities of debt securities, trading and short-term investments	71.9	239.8
Proceeds from sales and maturities of other investments	62.7	16.0
Change in due to/from brokers, net	44.4	10.7
Business acquisitions, net (cash and restricted cash acquired of $6.5)	(76.4)	—
Net cash provided by (used in) investing activities	(333.0)	234.9
Financing activities
Redemption of preference shares	(200.0)	—
Purchases of SiriusPoint common shares under share repurchase program	(100.6)	(490.8)
Net proceeds (payments) on deposit liability contracts	11.4	(9.7)
Net proceeds from exercise of options	—	0.8
Cash dividends paid to preference shareholders	(2.6)	(12.0)
Taxes paid on withholding shares	(22.4)	(4.6)
Change in total noncontrolling interests, net	(0.2)	(0.7)
Net cash used in financing activities	(314.4)	(517.0)
Net decrease in cash, cash equivalents and restricted cash	(340.7)	(153.3)
Cash, cash equivalents and restricted cash at beginning of period	902.4	894.6
Change in cash, cash equivalents and restricted cash classified as assets held for sale	—	(23.6)
Cash, cash equivalents and restricted cash at end of period	$561.7	$717.7

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
The results for the nine months ended September 30, 2026 are not necessarily indicative of the results for the full calendar year.
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
Goodwill
Goodwill represents the excess of acquisition cost over the fair value of the identifiable assets acquired and liabilities assumed in connection with an acquisition. The Company will assess goodwill for impairment annually or more frequently if circumstances indicate that impairment may have occurred. In performing impairment tests, the Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount as a basis for determining whether it is necessary to perform quantitative goodwill impairment testing as described in the accounting guidance.
If goodwill is impaired, such assets are written down to their fair values with the related expense recorded in the Company’s results of operations.
Recently issued accounting standards
Issued and effective as of September 30, 2026
Management of Credit Losses for Accounts Receivable and Contract Assets
In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). The amendment provides guidance for estimating expected credit losses on current accounts receivable and current contract assets. ASU 2025-05 is effective for all entities for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company adopted this accounting standard effective January 1, 2026 and its adoption did not have a material impact on the Company’s consolidated financial statements.
Issued but not yet effective as of September 30, 2026
Expense Disaggregation Disclosures
In November 2024, the FASB issued Accounting Standards Update 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The ASU requires a public business entity to provide disaggregated disclosures of certain categories of expenses on an annual and interim basis including employee compensation, depreciation, and intangible asset amortization for each income statement line item that contains those expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Management is in the process of reviewing this update to assess the impact on the Company’s consolidated financial statements and disclosures.
Internal-Use Software
In September 2025, the FASB issued Accounting Standards Update 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). The amendment updates accounting guidelines around capitalizing software costs. ASU 2025-06 is effective for all entities for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Management is in the process of reviewing this update to assess the impact on the Company’s consolidated financial statements and disclosures.
The Company considers the applicability and impact of all accounting standard updates ("ASUs") issued by the FASB. ASUs issued during the three and nine months ended September 30, 2026 and not listed above were assessed and either determined to be not applicable or expected to have minimal impact on the Company’s consolidated financial statements and disclosures.
Reclassifications
Certain comparative figures have been reclassified to conform to the current year presentation. These reclassifications had no impact on the previously reported net income (loss) or shareholders’ equity attributable to SiriusPoint shareholders.
3. Significant transactions
Sale of Arcadian
On October 3, 2025, the Company entered into an agreement to sell its 49% equity stake in Arcadian Risk Capital Ltd. (“Arcadian”) to Lee Equity Partners for total consideration of $140.4 million, inclusive of a pre-close dividend. The Company also renewed and extended its capacity agreement with Arcadian until the end of 2031. On January 30, 2026, the transaction closed following the satisfaction of customary closing conditions and the Company recognized a gain of $25.2 million in Other revenues in its consolidated income statement during the nine months ended September 30, 2026.
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

Acquisition of World Nomads
On September 30, 2026, the Company, through its wholly owned subsidiaries, completed the acquisition of equity interests and assets comprising the World Nomads travel insurance business operated by nib Travel Pty Ltd. (collectively, “World Nomads”) for $48.0 million in cash, and the acquisition was accounted for as a business combination. World Nomads became a consolidated subsidiary of the Company as of the acquisition date. The purchase consideration was allocated to assets acquired and liabilities assumed based on their acquisition-date fair value. The consideration transferred remains subject to customary post-closing adjustments, which may affect the preliminary goodwill recognized.
The Company recognized goodwill of $27.5 million within the Insurance & Services segment, primarily attributable to the Company's travel insurance distribution capabilities and expected synergies resulting from the acquisition of World Nomads. A majority of the goodwill recognized is expected to be deductible for tax purposes.
4. Segment reporting
The determination of the Company’s business segments is based on the manner in which management monitors the performance of its operations. The Company reports two operating segments: Insurance & Services and Reinsurance. The Company’s segments each have managers who are responsible for the overall profitability of their segments and who are directly accountable to the Company’s chief operating decision maker (“CODM”), the Chief Executive Officer. The CODM assesses segment operating performance, allocates capital and makes resource allocation decisions accordingly. Further, the CODM does not manage the Company’s assets by segment; accordingly, total assets are not allocated to the segments, excluding goodwill recognized due to the Assist America and World Nomads acquisitions, which is allocated to the Insurance & Services segment. We continue to evaluate our segments as our business evolves and may further refine our segments and segment income (loss) measures.
Insurance & Services
In the Insurance & Services segment, the Company underwrites primary insurance in several sectors. The Insurance & Services segment includes Accident & Health, Property & Casualty, and Other Specialties.
Accident and Health (“A&H”) – the Company provides insurance products to meet the risk management needs of diverse populations in select markets. This includes employer groups, associations, affinity groups, higher education and other niche markets. The Company also owns 100% of International Medical Group, Inc. (“IMG”), who receive fees for services provided within the Insurance & Services segment and to third parties. IMG offers a full line of international medical insurance products, travel insurance programs, medical management services and 24/7 emergency medical and travel assistance. The Company owned 100% of ArmadaCorp Capital, LLC (“Armada”) through October 31, 2025, when it was sold to Octave Specialty Group, Inc (formerly known as Ambac Financial Group, Inc.) and deconsolidated as of November 1, 2025. SiriusPoint will continue its underwriting capacity partnership with Armada until the end of 2030. Armada operates as a supplemental medical insurance managing general agent (“MGA”).
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
Corporate includes the results of all run-off business, which represents certain classes of business that the Company ceased underwriting as part of fundamental changes to its business strategy, including the effect of the restructuring of the underwriting platform announced in 2022 and certain reinsurance contracts that have interest crediting features. Corporate results also include asbestos and environmental and other latent liability exposures on a gross basis, which have mostly been ceded, as well as specific workers’ compensation and cyber programs which the Company no longer writes. In addition, revenue and expenses managed at the corporate level, including realized and unrealized gains (losses) and other investment income, non services-related other revenues, non services-related net corporate and other expenses, intangible asset amortization, interest expense, foreign exchange (gains) losses and income tax (expense) benefit are reported within Corporate. The CODM does not manage segment results or allocate resources to segments when considering these items and they are therefore excluded from our definition of segment income (loss).

The following is a summary of the Company’s operating segment results for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30, 2026
	Insurance & Services	Reinsurance	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
Gross written premium	$673.0	$317.6	$990.6	$—	$4.3	$—	$994.9
Net written premium	403.5	275.2	678.7	—	1.7	—	680.4
Net earned premium	460.8	304.0	764.8	—	2.8	—	767.6
Loss and loss adjustment expenses incurred, net	263.6	154.0	417.6	(2.1)	0.4	—	415.9
Acquisition costs, net	136.9	86.2	223.1	(28.7)	0.8	—	195.2
Other underwriting expenses	27.3	20.9	48.2	—	4.8	—	53.0
Underwriting income (loss)	33.0	42.9	75.9	30.8	(3.2)	—	103.5
Services revenues	61.5	—	61.5	(31.2)	—	(30.3)	—
Services expenses	49.4	—	49.4	—	—	(49.4)	—
Net services fee income	12.1	—	12.1	(31.2)	—	19.1	—
Services noncontrolling income	(0.2)	—	(0.2)	—	—	0.2	—
Net services income	11.9	—	11.9	(31.2)	—	19.3	—
Segment income (loss)	44.9	42.9	87.8	(0.4)	(3.2)	19.3	103.5
Net investment income					65.9	—	65.9
Net investment gains (losses)					3.3	—	3.3
Other revenues					0.5	30.3	30.8
Net corporate and other expenses					(26.3)	(49.4)	(75.7)
Intangible asset amortization					(2.5)	—	(2.5)
Interest expense					(18.4)	—	(18.4)
Foreign exchange losses					(3.2)	—	(3.2)
Income before income tax expense	$44.9	$42.9	87.8	(0.4)	16.1	0.2	103.7
Income tax expense			—	—	(16.7)	—	(16.7)
Net income (loss)			87.8	(0.4)	(0.6)	0.2	87.0
Net (income) loss attributable to noncontrolling interest			—	—	—	(0.2)	(0.2)
Net income (loss) available to SiriusPoint			$87.8	$(0.4)	$(0.6)	$—	$86.8

Attritional losses	$272.7	$163.2	$435.9	$(2.1)	$1.9	$—	$435.7
Catastrophe losses	—	—	—	—	—	—	—
Prior year loss reserve development	(9.1)	(9.2)	(18.3)	—	(1.5)	—	(19.8)
Loss and loss adjustment expenses incurred, net	$263.6	$154.0	$417.6	$(2.1)	$0.4	$—	$415.9

Underwriting Ratios: (1)
Attritional loss ratio	59.2%	53.7%	57.0%				56.8%
Catastrophe loss ratio	—%	—%	—%				—%
Prior year loss development ratio	(2.0)%	(3.0)%	(2.4)%				(2.6)%
Loss ratio	57.2%	50.7%	54.6%				54.2%
Acquisition cost ratio	29.7%	28.4%	29.2%				25.4%
Other underwriting expenses ratio	5.9%	6.9%	6.3%				6.9%
Combined ratio	92.8%	86.0%	90.1%				86.5%
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

	Three months ended September 30, 2025
	Insurance & Services	Reinsurance	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
Gross written premium	$562.0	$309.6	$871.6	$—	$2.8	$—	$874.4
Net written premium	396.8	268.1	664.9	—	5.4	—	670.3
Net earned premium	381.2	262.3	643.5	—	4.2	—	647.7
Loss and loss adjustment expenses incurred, net	225.3	145.5	370.8	(1.5)	3.6	—	372.9
Acquisition costs, net	98.3	64.7	163.0	(26.9)	3.7	—	139.8
Other underwriting expenses	19.9	20.2	40.1	—	3.5	—	43.6
Underwriting income (loss)	37.7	31.9	69.6	28.4	(6.6)	—	91.4
Services revenues	58.5	—	58.5	(32.7)	—	(25.8)	—
Services expenses	48.5	—	48.5	—	—	(48.5)	—
Net services fee income	10.0	—	10.0	(32.7)	—	22.7	—
Services noncontrolling loss	0.1	—	0.1	—	—	(0.1)	—
Net services income	10.1	—	10.1	(32.7)	—	22.6	—
Segment income (loss)	47.8	31.9	79.7	(4.3)	(6.6)	22.6	91.4
Net investment income					66.5	—	66.5
Net investment gains (losses)					6.2	—	6.2
Other revenues					9.7	25.8	35.5
Net corporate and other expenses					(14.0)	(48.5)	(62.5)
Intangible asset amortization					(2.8)	—	(2.8)
Interest expense					(21.0)	—	(21.0)
Foreign exchange losses					(2.4)	—	(2.4)
Income before income tax expense	$47.8	$31.9	79.7	(4.3)	35.6	(0.1)	110.9
Income tax expense			—	—	(20.2)	—	(20.2)
Net income			79.7	(4.3)	15.4	(0.1)	90.7
Net loss attributable to noncontrolling interests			—	—	—	0.1	0.1
Net income available to SiriusPoint			$79.7	$(4.3)	$15.4	$—	$90.8

Attritional losses	$234.8	$145.1	$379.9	$(1.5)	$3.4	$—	$381.8
Catastrophe losses	—	—	—	—	—	—	—
Prior year loss reserve development	(9.5)	0.4	(9.1)	—	0.2	—	(8.9)
Loss and loss adjustment expenses incurred, net	$225.3	$145.5	$370.8	$(1.5)	$3.6	$—	$372.9

Underwriting Ratios: (1)
Attritional loss ratio	61.6%	55.3%	59.0%				59.0%
Catastrophe loss ratio	—%	—%	—%				—%
Prior year loss development ratio	(2.5)%	0.2%	(1.4)%				(1.4)%
Loss ratio	59.1%	55.5%	57.6%				57.6%
Acquisition cost ratio	25.8%	24.7%	25.3%				21.6%
Other underwriting expenses ratio	5.2%	7.7%	6.2%				6.7%
Combined ratio	90.1%	87.9%	89.1%				85.9%
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

	Nine months ended September 30, 2026
	Insurance & Services	Reinsurance	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
Gross written premium	$2,002.2	$973.7	$2,975.9	$—	$0.1	$—	$2,976.0
Net written premium	1,287.0	798.0	2,085.0	—	0.9	—	2,085.9
Net earned premium	1,222.6	819.3	2,041.9	—	4.9	—	2,046.8
Loss and loss adjustment expenses incurred, net	695.8	428.1	1,123.9	(5.7)	18.8	—	1,137.0
Acquisition costs, net	349.1	225.7	574.8	(73.2)	(1.8)	—	499.8
Other underwriting expenses	79.2	62.2	141.4	—	13.9	—	155.3
Underwriting income (loss)	98.5	103.3	201.8	78.9	(26.0)	—	254.7
Services revenues	174.9	—	174.9	(84.1)	—	(90.8)	—
Services expenses	145.1	—	145.1	—	—	(145.1)	—
Net services fee income	29.8	—	29.8	(84.1)	—	54.3	—
Services noncontrolling loss	0.4	—	0.4	—	—	(0.4)	—
Net services income	30.2	—	30.2	(84.1)	—	53.9	—
Segment income (loss)	128.7	103.3	232.0	(5.2)	(26.0)	53.9	254.7
Net investment income					197.8	—	197.8
Net investment gains (losses)					22.6	—	22.6
Other revenues					28.3	90.8	119.1
Net corporate and other expenses					(75.5)	(145.1)	(220.6)
Intangible asset amortization					(7.5)	—	(7.5)
Interest expense					(53.9)	—	(53.9)
Foreign exchange losses					(2.7)	—	(2.7)
Income before income tax expense	$128.7	$103.3	232.0	(5.2)	83.1	(0.4)	309.5
Income tax expense			—	—	(51.7)	—	(51.7)
Net income			232.0	(5.2)	31.4	(0.4)	257.8
Net income attributable to noncontrolling interests			—	—	(0.6)	0.4	(0.2)
Net income available to SiriusPoint			$232.0	$(5.2)	$30.8	$—	$257.6

Attritional losses	$734.8	$449.6	$1,184.4	$(5.7)	$4.3	$—	$1,183.0
Catastrophe losses	1.3	5.4	6.7	—	—	—	6.7
Prior year loss reserve development	(40.3)	(26.9)	(67.2)	—	14.5	—	(52.7)
Loss and loss adjustment expenses incurred, net	$695.8	$428.1	$1,123.9	$(5.7)	$18.8	$—	$1,137.0

Underwriting Ratios: (1)
Attritional loss ratio	60.1%	54.9%	58.0%				57.9%
Catastrophe loss ratio	0.1%	0.7%	0.3%				0.3%
Prior year loss development ratio	(3.3)%	(3.3)%	(3.3)%				(2.6)%
Loss ratio	56.9%	52.3%	55.0%				55.6%
Acquisition cost ratio	28.6%	27.5%	28.2%				24.4%
Other underwriting expenses ratio	6.5%	7.6%	6.9%				7.6%
Combined ratio	92.0%	87.4%	90.1%				87.6%
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

	Nine months ended September 30, 2025
	Insurance & Services	Reinsurance	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
Gross written premium	$1,757.5	$1,034.1	$2,791.6	$—	$15.7	$—	$2,807.3
Net written premium	1,273.1	843.6	2,116.7	—	1.0	—	2,117.7
Net earned premium	1,086.6	828.3	1,914.9	—	11.5	—	1,926.4
Loss and loss adjustment expenses incurred, net	644.4	497.2	1,141.6	(5.0)	10.7	—	1,147.3
Acquisition costs, net	283.5	202.3	485.8	(83.1)	7.7	—	410.4
Other underwriting expenses	61.4	60.4	121.8	—	11.2	—	133.0
Underwriting income (loss)	97.3	68.4	165.7	88.1	(18.1)	—	235.7
Services revenues	178.7	—	178.7	(94.6)	—	(84.1)	—
Services expenses	141.2	—	141.2	—	—	(141.2)	—
Net services fee income	37.5	—	37.5	(94.6)	—	57.1	—
Services noncontrolling loss	0.2	—	0.2	—	—	(0.2)	—
Net services income	37.7	—	37.7	(94.6)	—	56.9	—
Segment income (loss)	135.0	68.4	203.4	(6.5)	(18.1)	56.9	235.7
Net investment income					205.9	—	205.9
Net investment gains (losses)					6.6	—	6.6
Other revenues					8.4	84.1	92.5
Net corporate and other expenses					(52.8)	(141.2)	(194.0)
Intangible asset amortization					(8.5)	—	(8.5)
Interest expense					(60.2)	—	(60.2)
Foreign exchange losses					(16.9)	—	(16.9)
Income before income tax expense	$135.0	$68.4	203.4	(6.5)	64.4	(0.2)	261.1
Income tax expense			—	—	(45.1)	—	(45.1)
Net income			203.4	(6.5)	19.3	(0.2)	216.0
Net income attributable to noncontrolling interests			—	—	(0.6)	0.2	(0.4)
Net income available to SiriusPoint			$203.4	$(6.5)	$18.7	$—	$215.6

Attritional losses	$661.3	$470.1	$1,131.4	$(5.0)	$5.3	$—	$1,131.7
Catastrophe losses	4.8	62.6	67.4	—	—	—	67.4
Prior year loss reserve development	(21.7)	(35.5)	(57.2)	—	5.4	—	(51.8)
Loss and loss adjustment expenses incurred, net	$644.4	$497.2	$1,141.6	$(5.0)	$10.7	$—	$1,147.3

Underwriting Ratios: (1)
Attritional loss ratio	60.9%	56.7%	59.1%				58.8%
Catastrophe loss ratio	0.4%	7.6%	3.5%				3.5%
Prior year loss development ratio	(2.0)%	(4.3)%	(3.0)%				(2.7)%
Loss ratio	59.3%	60.0%	59.6%				59.6%
Acquisition cost ratio	26.1%	24.4%	25.4%				21.3%
Other underwriting expenses ratio	5.7%	7.3%	6.4%				6.9%
Combined ratio	91.1%	91.7%	91.4%				87.8%
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

5. Cash, cash equivalents, restricted cash and restricted investments
The following table provides a summary of cash and cash equivalents, restricted cash and restricted investments as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$434.3	$731.2
Restricted cash securing letter of credit facilities (1)	23.0	69.1
Restricted cash securing reinsurance contracts (2)	90.0	89.3
Restricted cash held by managing general underwriters	14.4	12.8
Total cash, cash equivalents and restricted cash (3)	561.7	902.4
Restricted investments securing reinsurance contracts and letter of credit facilities (1) (2) (4)	1,733.1	2,040.7
Total cash, cash equivalents, restricted cash and restricted investments	$2,294.8	$2,943.1
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

The following tables present the Company’s investments measured and reported at fair value, categorized by the level of the fair value hierarchy as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Asset-backed securities	$—	$770.0	$—	$770.0
Residential mortgage-backed securities	—	1,066.6	—	1,066.6
Commercial mortgage-backed securities	—	247.5	—	247.5
Corporate debt securities	—	2,380.1	—	2,380.1
U.S. government and government agency	880.8	—	—	880.8
Non-U.S. government and government agency	—	19.8	—	19.8
Total debt securities, available for sale	880.8	4,484.0	—	5,364.8
Asset-backed securities	—	5.0	—	5.0
Residential mortgage-backed securities	—	24.9	—	24.9
Commercial mortgage-backed securities	—	19.5	—	19.5
Corporate debt securities	—	2.9	—	2.9
U.S. government and government agency	3.0	—	—	3.0
Total debt securities, trading	3.0	52.3	—	55.3
Short-term investments	17.1	—	—	17.1
Other long-term investments	—	—	56.9	56.9
Derivative assets	—	—	2.6	2.6
	$900.9	$4,536.3	$59.5	5,496.7
Cost and equity method investments				60.4
Investments in funds valued at NAV				159.2
Total assets				$5,716.3
Liabilities
Derivative liabilities	$—	$—	$24.6	$24.6
Total liabilities	$—	$—	$24.6	$24.6

	December 31, 2025
	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Asset-backed securities	$—	$921.1	$—	$921.1
Residential mortgage-backed securities	—	963.1	—	963.1
Commercial mortgage-backed securities	—	231.9	—	231.9
Corporate debt securities	—	2,198.2	—	2,198.2
U.S. government and government agency	835.7	—	—	835.7
Non-U.S. government and government agency	—	18.6	—	18.6
Total debt securities, available for sale	835.7	4,332.9	—	5,168.6
Asset-backed securities	—	5.9	—	5.9
Residential mortgage-backed securities	—	45.0	—	45.0
Commercial mortgage-backed securities	—	31.9	—	31.9
Corporate debt securities	—	3.7	—	3.7
U.S. Government and government agency	3.8	—	—	3.8
Total debt securities, trading	3.8	86.5	—	90.3
Short-term investments	28.3	—	—	28.3
Other long-term investments	—	5.2	82.9	88.1
Derivative assets	—	—	14.4	14.4
	$867.8	$4,424.6	$97.3	5,389.7
Cost and equity method investments				69.3
Investments in funds valued at NAV				157.7
Total assets				$5,616.7
Liabilities
Derivative liabilities	$—	$—	$9.0	$9.0
Total liabilities	$—	$—	$9.0	$9.0
During the nine months ended September 30, 2026, the Company did not reclassify its assets or liabilities between Levels 2 and 3 (December 31, 2025 - no reclassifications).
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
Investments measured using Net Asset Value
The Company measures its investments in limited partnerships, including its investments in hedge funds and private equity funds, at fair value using the net asset value ("NAV") per share, or its equivalent, as a practical expedient. NAV represents the Company's proportionate interest in the partners' or members' equity of each fund, as reported by the fund's administrator or investment manager.

Since final fund valuations are generally not available as of the Company's reporting date, the Company records these investments on a lag of generally one to three months, using the most recent NAV or capital statement available. The reported NAV is adjusted for capital contributions and distributions during the lag period and for significant known events that indicate a material change in value. Other changes in NAV are recognized in the period in which the capital statement is received.

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
The following tables present the reconciliation of investments measured at fair value using Level 3 inputs for the three and nine months ended September 30, 2026 and 2025:

	July 1, 2026	Transfers in to (out of) Level 3	Purchases	Sales & Settlements	Realized and Unrealized Gains (Losses) (1)	September 30, 2026
Other long-term investments	$57.5	$—	$—	$—	$(0.6)	$56.9
Net derivatives (2)	$(22.9)	$—	$—	$3.4	$(2.5)	$(22.0)

	January 1, 2026	Transfers in to (out of) Level 3	Purchases	Sales & Settlements	Realized and Unrealized Gains(Losses) (1)	September 30, 2026
Other long-term investments	$82.9	$—	$—	$(22.7)	$(3.3)	$56.9
Net derivatives (2)	$5.4	$—	$—	$2.1	$(29.5)	$(22.0)

	July 1, 2025	Transfers in to (out of) Level 3	Purchases	Sales & Settlements	Realized and Unrealized Gains (Losses) (1)	September 30, 2025
Other long-term investments	$87.0	$—	$—	$—	$1.1	$88.1
Net derivatives (2)	$6.8	$—	$—	$—	$(6.8)	$—

	January 1, 2025	Transfers in to (out of) Level 3	Purchases	Sales & Settlements	Realized and Unrealized Gains (Losses) (1)	September 30, 2025
Other long-term investments	$86.6	$—	$—	$—	$1.5	$88.1
Net derivatives (2)	$(13.4)	$—	$—	$5.4	$8.0	$—
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
The following table includes financial instruments for which the carrying value differs from the estimated fair values as of September 30, 2026 and December 31, 2025. The fair values of the below financial instruments are based on observable inputs and are considered Level 2 measurements.

	September 30, 2026		December 31, 2025
	Fair Value	Carrying Value	Fair Value	Carrying Value
2024 Senior Notes	$406.8	$396.9	$424.2	$396.0
2017 SEK Subordinated Notes	276.0	270.6	293.3	292.6
Series B preference shares (1)	$—	$—	$202.2	$200.0
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

Debt securities
The following tables provide the cost or amortized cost, gross unrealized investment gains (losses), net foreign currency gains, and fair value of the Company's debt securities as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Fair value
Debt securities, available for sale
Asset-backed securities	$782.2	$1.3	$(13.5)	$—	$770.0
Residential mortgage-backed securities	1,110.9	0.3	(44.6)	—	1,066.6
Commercial mortgage-backed securities	253.4	0.2	(6.1)	—	247.5
Corporate debt securities	2,453.9	1.5	(76.5)	1.2	2,380.1
U.S. government and government agency	903.8	—	(23.3)	0.3	880.8
Non-U.S. government and government agency	19.7	—	(0.3)	0.4	19.8
Total debt securities, available for sale (1)	$5,523.9	$3.3	$(164.3)	$1.9	$5,364.8
Debt securities, trading
Asset-backed securities	$7.7	$—	$(2.7)	$—	$5.0
Residential mortgage-backed securities	30.7	—	(5.8)	—	24.9
Commercial mortgage-backed securities	23.0	—	(3.5)	—	19.5
Corporate debt securities	16.2	0.1	(13.4)	—	2.9
U.S. government and government agency	3.0	—	—	—	3.0
Total debt securities, trading	$80.6	$0.1	$(25.4)	$—	$55.3

	December 31, 2025
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Fair value
Debt securities, available for sale
Asset-backed securities	$917.1	$7.3	$(3.3)	$—	$921.1
Residential mortgage-backed securities	950.1	17.7	(4.7)	—	963.1
Commercial mortgage-backed securities	231.3	3.1	(2.5)	—	231.9
Corporate debt securities	2,170.8	32.3	(2.4)	(2.5)	2,198.2
U.S. government and government agency	830.5	5.6	(0.4)	—	835.7
Non-U.S. government and government agency	18.5	0.2	—	(0.1)	18.6
Total debt securities, available for sale (1)	$5,118.3	$66.2	$(13.3)	$(2.6)	$5,168.6
Debt securities, trading
Asset-backed securities	$8.3	$—	$(2.4)	$—	$5.9
Residential mortgage-backed securities	50.7	0.1	(5.8)	—	45.0
Commercial mortgage-backed securities	34.6	0.4	(3.1)	—	31.9
Corporate debt securities	17.1	—	(13.4)	—	3.7
U.S. government and government agency	3.9	—	(0.1)	—	3.8
Total debt securities, trading	$114.6	$0.5	$(24.8)	$—	$90.3
(1)As of September 30, 2026 and December 31, 2025, the Company did not record an allowance for credit losses on the AFS portfolio.
As of September 30, 2026, 422 unique debt securities classified as AFS were in a gross unrealized loss position for greater than 12 months (December 31, 2025 - 379 unique debt securities). AFS debt securities in an unrealized loss position at September 30, 2026 and December 31, 2025 comprised primarily investment grade securities for which fair value declined below amortized cost, principally due to rising interest rates since the date of purchase. Refer to the tables below for the

Company’s breakdown of AFS debt securities in a gross unrealized loss position as of September 30, 2026 and December 31, 2025.

	September 30, 2026
	12 Months or Less		Greater than 12 Months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Debt securities, available for sale
Asset-backed securities	$368.2	$(8.1)	$39.5	$(5.4)	$407.7	$(13.5)
Residential mortgage-backed securities	848.2	(29.3)	172.8	(15.3)	1,021.0	(44.6)
Commercial mortgage-backed securities	200.9	(5.8)	2.6	(0.3)	203.5	(6.1)
Corporate debt securities	2,052.4	(67.5)	159.5	(9.0)	2,211.9	(76.5)
U.S. government and government agency	782.9	(20.2)	60.4	(3.1)	843.3	(23.3)
Non-U.S. government and government agency	11.0	(0.3)	—	—	11.0	(0.3)
Total debt securities, available for sale	$4,263.6	$(131.2)	$434.8	$(33.1)	$4,698.4	$(164.3)

	December 31, 2025
	12 Months or Less		Greater than 12 Months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Debt securities, available for sale
Asset-backed securities	$184.5	$(1.5)	$20.6	$(1.8)	$205.1	$(3.3)
Residential mortgage-backed securities	84.5	(0.5)	190.5	(4.2)	275.0	(4.7)
Commercial mortgage-backed securities	46.2	(1.2)	9.0	(1.3)	55.2	(2.5)
Corporate debt securities	309.4	(1.8)	54.5	(0.6)	363.9	(2.4)
U.S. government and government agency	107.9	(0.1)	42.2	(0.2)	150.1	(0.3)
Non-U.S. government and government agency	7.1	—	—	—	7.1	—
Total debt securities, available for sale	$739.6	$(5.1)	$316.8	$(8.1)	$1,056.4	$(13.2)
The weighted average duration of the Company's debt securities, net of short positions in U.S. treasuries, as of September 30, 2026 was approximately 3.4 years, including short-term investments (December 31, 2025 - approximately 3.2 years).
The following table provides the cost or amortized cost and fair value of the Company's debt securities bifurcated into debt securities held for trading and AFS as of September 30, 2026 and December 31, 2025 by contractual maturity. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	September 30, 2026				December 31, 2025
	Debt securities, AFS		Debt securities, trading		Debt securities, AFS		Debt securities, trading
	Cost or amortized cost	Fair value	Cost or amortized cost	Fair value	Cost or amortized cost	Fair value	Cost or amortized cost	Fair value
Due in one year or less	$214.7	$214.5	$3.1	$3.0	$202.6	$203.9	$4.1	$3.9
Due after one year through five years	2,279.0	2,223.2	1.6	1.6	1,954.5	1,974.7	2.4	2.3
Due after five years through ten years	849.9	810.1	—	—	713.7	723.6	—	—
Due after ten years	33.8	32.8	14.5	1.3	149.1	150.4	14.5	1.2
Mortgage-backed and asset-backed securities	2,146.5	2,084.2	61.4	49.4	2,098.4	2,116.0	93.6	82.9
Total debt securities	$5,523.9	$5,364.8	$80.6	$55.3	$5,118.3	$5,168.6	$114.6	$90.3

Other long-term investments
The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains, and fair values of the Company’s other long-term investments as of September 30, 2026 and December 31, 2025 were as follows:

	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Fair value
September 30, 2026
Other long-term investments	$398.1	$30.1	$(154.0)	$2.3	$276.5
December 31, 2025
Other long-term investments	$421.9	$35.1	$(143.3)	$1.4	$315.1
The Company’s other long-term investments may be accounted for under either the equity method (“equity method investments”) or the fair value option (“equity method eligible unconsolidated entities”). The following table presents the components of other long-term investments as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Equity method eligible unconsolidated entities, using the fair value option	$66.0	$66.3
Equity method investments	46.0	33.1
Other unconsolidated investments, at fair value (1)	150.1	179.5
Other unconsolidated investments, at cost (2)	14.4	36.2
Total other long-term investments (3)	$276.5	$315.1
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
(3)As of September 30, 2026, the Company had $30.0 million of unfunded commitments relating to these investments (December 31, 2025 - $58.5 million).
Net investment income
Net investment income for the three and nine months ended September 30, 2026 and 2025 consisted of the following:

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Debt securities, available for sale	$65.1	$63.2	$190.0	$186.1
Debt securities, trading	0.8	2.0	3.0	6.3
Short-term investments	0.1	0.4	0.6	1.4
Other long-term investments	0.2	0.4	4.0	4.8
Cash, cash equivalents and other	3.8	5.4	15.1	21.2
Gross investment income	70.0	71.4	212.7	219.8
Investment expenses	(4.1)	(4.9)	(14.9)	(13.9)
Net investment income	$65.9	$66.5	$197.8	$205.9

Net investment gains (losses)
Net investment gains (losses) for the three and nine months ended September 30, 2026 and 2025 consisted of the following:

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Debt securities, available for sale
Gross realized gains	$2.2	$10.3	$17.4	$20.4
Gross realized losses	(12.1)	(1.2)	(18.5)	(15.7)
Net realized gains (losses) on Debt securities, available for sale	(9.9)	9.1	(1.1)	4.7
Debt securities, trading
Net realized gains (losses)	(0.1)	0.1	(1.4)	(1.7)
Net unrealized gains (losses)	(2.0)	1.4	(2.2)	5.2
Other long-term investments
Net realized gains (losses)	23.8	(4.9)	82.7	(7.2)
Net unrealized gains (losses)	(8.7)	0.4	(56.5)	4.1
Other (1)	0.2	0.1	1.1	1.5
Total net investment gains (losses)	$3.3	$6.2	$22.6	$6.6
(1)Includes short-term investments, cash and cash equivalents, and derivatives.
8. Derivatives
The Company holds derivatives for both risk management and investment purposes.
Foreign currency exchange rate derivatives
The Company executes foreign currency forwards, swaps, and futures to manage foreign currency exposure. The foreign currency exchange rate derivatives are not designated or accounted for under hedge accounting. The fair value of the swaps and forwards are estimated using a single broker quote, and accordingly, are classified as a Level 3 measurement. The fair value of the futures is widely available and have quoted prices in active markets, and accordingly, were classified as a Level 1 measurement. As of September 30, 2026, the Company pledged no securities collateral associated with the foreign currency derivatives (December 31, 2025 - none). Securities pledged as collateral are included in debt securities, available for sale, in the Company’s consolidated balance sheets.
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
Credit default swap
Credit default swaps protect the buyer against the loss of principal on one or more underlying bonds, loans, or mortgages in the event the issuer suffers a credit event. The Company uses its credit default swap to provide a client with protection against financial non-performance of a subsidiary. The fair value of the swap is estimated using a single broker quote, and accordingly, is classified as a Level 3 measurement. As of September 30, 2026, the Company has $15.4 million pledged in securities collateral associated with the credit default swap (December 31, 2025 - $15.0 million). Securities pledged as collateral are included in debt securities, available for sale, in the Company’s consolidated balance sheets.

The following table summarizes information on the classification and amount of the fair value of derivatives not designated as hedging instruments within the Company's consolidated balance sheets as of September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
Derivatives not designated as hedging instruments	Derivative assets at fair value(1)	Derivative liabilities at fair value(2)	Notional Value	Derivative assets at fair value(1)	Derivative liabilities at fair value(2)	Notional Value
Foreign currency forwards	$2.1	$21.0	$758.5	$13.8	$3.6	$853.7
Interest rate swaps	—	—	—	—	—	29.8
Credit default swap	0.5	—	73.1	0.6	—	73.1
Reinsurance contracts accounted for as derivatives	$—	$3.6	$91.6	$—	$5.4	$77.7
(1)Derivative assets are classified within Other assets in the Company’s consolidated balance sheets.
(2)Derivative liabilities are classified within Other liabilities in the Company’s consolidated balance sheets.
The following table summarizes information on the classification and net impact on earnings, recognized in the Company’s consolidated statements of income relating to derivatives during the three and nine months ended September 30, 2026 and 2025:

		Three months ended		Nine months ended
Derivatives not designated as hedging instruments	Classification of gains (losses) recognized in earnings	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Foreign currency forwards	Foreign exchange losses	$5.6	$(5.4)	$(29.9)	$74.3
Weather derivatives	Other revenues	(0.1)	0.2	0.1	0.7
Interest rate swaps	Net investment gains (losses)	(0.3)	(0.2)	(0.3)	(0.7)
Reinsurance contracts accounted for as derivatives	Other revenues	$—	$(0.3)	$(0.2)	$(0.4)
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
Alstead Reinsurance Ltd. (“Alstead Re”) is considered a VIE and the Company has concluded that it is the primary beneficiary of Alstead Re because the Company can exercise control over the activities that most significantly impact the economic performance of Alstead Re. As a result, the Company has consolidated the results of Alstead Re in its consolidated financial statements. As of September 30, 2026, Alstead Re’s assets and liabilities included in the Company’s consolidated balance sheets were $9.0 million and $3.2 million, respectively (December 31, 2025 - $6.8 million and $0.9 million, respectively).
Consolidated voting interest entities
Alta Signa
Alta Signa Holdings (“Alta Signa”) is considered a VOE and the Company holds a majority of the voting interests through its seats on Alta Signa’s board of directors. As a result, the Company has consolidated the results of Alta Signa in its consolidated financial statements. The Company’s ownership in Alta Signa as of September 30, 2026 was 75.1%. As of September 30, 2026, Alta Signa’s assets and liabilities, before intercompany eliminations, included in the Company’s consolidated balance sheets were $2.1 million and $1.2 million, respectively (December 31, 2025 - $1.8 million and $1.3 million, respectively).

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
The following table presents the carrying amount of unconsolidated VIEs in which the Company holds a variable interest, as well as the maximum exposure to loss associated with these VIEs as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
Debt securities, available for sale	$78.1	$101.6	$54.1	$78.8
Other long-term investments (2)	207.6	261.0	210.1	293.9
	$285.7	$362.6	$264.2	$372.7
(1)Maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments.
(2)Includes investments in related parties, which are also VIEs and are discussed below.
Third Point Enhanced LP (“TP Enhanced Fund”)
As of September 30, 2026, the Company and Third Point Advisors LLC (“TP GP”) hold interests of approximately 89.0% and 11.0%, respectively, of the net asset value of TP Enhanced Fund. As a result, both entities hold significant financial interests in TP Enhanced Fund. However, TP GP controls all of the investment decision-making authority and the Company does not have the power to direct the activities which most significantly impact the economic performance of TP Enhanced Fund. As a result, the Company is not considered the primary beneficiary and does not consolidate TP Enhanced Fund. The Company has no unfunded commitments on this investment, and its maximum exposure to loss on this investment corresponds to the carrying amount, which is included in Other long-term investments in the table above.
On February 28, 2025, the Company provided notice to Third Point LLC of its intent to redeem all of its capital accounts for TP Enhanced Fund. The redemptions will continue to occur over time and may be in cash or underlying investments. Refer to Note 16 for the fair value of remaining unredeemed portion.
Investment in Third Point Venture Offshore Fund I LP (“TP Venture Fund”)
Third Point Venture GP LLC controls all of the investment decision-making authority of the TP Venture Fund. The Company does not have the power to direct the activities which most significantly impact the economic performance of the TP Venture Fund. As of September 30, 2026, the Company’s maximum exposure to loss on this investment corresponds to the carrying amount plus unfunded commitments of $5.9 million (December 31, 2025 - $7.1 million), which is included in Other long-term investments in the table above.
Investment in Third Point Venture Offshore Fund II LP (“TP Venture Fund II”)
Third Point Venture GP II LLC controls all of the investment decision-making authority of the TP Venture Fund II. The Company does not have the power to direct the activities which most significantly impact the economic performance of the TP Venture Fund II. As of September 30, 2026, the Company’s maximum exposure to loss on this investment corresponds to the carrying amount plus unfunded commitments of $16.0 million (December 31, 2025 - $18.2 million), which is included in Other long-term investments in the table above.
Investment in Third Point Insurance Solutions Fund I LLC (“TP ISF”)
TP GP ultimately controls all of the investment decision making authority of TP ISF. The Company does not have the power to direct the activities which most significantly impact the economic performance of TP ISF. As of September 30, 2026, the Company’s maximum exposure to loss on this investment corresponds to the carrying amount plus unfunded commitments of $10.4 million (December 31, 2025 - $25.0 million), which is included in Other long-term investments in the table above.

Investment in Third Point Structured Credit Opportunities Offshore Fund LP (“TP SCOF”)
During the nine months ended September 30, 2026, the Company transferred a portion of its investment in TP Enhanced Fund into an investment in TP SCOF. TP GP controls all of the investment decision making authority of TP SCOF. The Company does not have the power to direct the activities which most significantly impact the economic performance of TP SCOF. During the third quarter of 2026, the Company provided notice to TP GP to redeem all of its capital accounts for TP SCOF. The redemptions will occur over the next four quarters beginning in the fourth quarter of 2026.
10. Loss and loss adjustment expense reserves
The following table represents the activity in the loss and loss adjustment expense reserves for the nine months ended September 30, 2026 and 2025:

	September 30, 2026	September 30, 2025
Gross reserves for loss and loss adjustment expenses, beginning of period	$5,782.5	$5,653.9
Less: loss and loss adjustment expenses recoverable, beginning of period	(2,102.3)	(2,315.3)
Less: deferred gains (charges) on retroactive reinsurance contracts (1)	—	8.5
Net reserves for loss and loss adjustment expenses, beginning of period	3,680.2	3,347.1
Increase (decrease) in net loss and loss adjustment expenses incurred in respect of losses occurring in:
Current year	1,189.7	1,199.1
Prior years	(52.7)	(51.8)
Total incurred loss and loss adjustment expenses	1,137.0	1,147.3
Net loss and loss adjustment expenses paid in respect of losses occurring in:
Current year	(332.6)	(445.2)
Prior years	(622.8)	(451.8)
Total net paid losses	(955.4)	(897.0)
Foreign currency translation	(11.5)	51.4
Net reserves for loss and loss adjustment expenses, end of period	3,850.3	3,648.8
Plus: loss and loss adjustment expenses recoverable, end of period	1,966.4	2,162.9
Gross reserves for loss and loss adjustment expenses, end of period	$5,816.7	$5,811.7
(1)Deferred gains on retroactive reinsurance were previously presented as a separate line item on the Company’s consolidated balance sheets. As of September 30, 2026 and December 31, 2025, the deferred gain is fully amortized.
The Company's prior year reserve development arises from changes to estimates of losses and loss adjustment expenses related to loss events that occurred in previous calendar years.
For the nine months ended September 30, 2026, the Company recorded $52.7 million of net favorable prior year loss reserve development primarily driven by favorable development in A&H and Property, mainly from better than expected loss experience.
For the nine months ended September 30, 2025, the Company recorded $51.8 million of net favorable prior year loss reserve development primarily resulting from favorable development in Property, mainly from reserve releases relating to prior year’s catastrophe events, as well as favorable development in A&H.
Loss Portfolio Transfers
Workers’ Compensation Loss Portfolio Transfer
On October 1, 2024, SiriusPoint America Insurance Company, a subsidiary of the Company, and Clarendon National Insurance Company (“Clarendon National”), an insurer domiciled in Texas and an affiliate of Enstar Group Limited, a Bermuda exempted company (“Enstar”) entered into a Loss Portfolio Transfer Reinsurance Agreement (the “2024 LPT”).
The agreement between SiriusPoint America and Clarendon National is on a funds withheld basis, and the funds held liability (including reinsurance premium) of $164.6 million as of September 30, 2026 is included within Reinsurance balances payable in the Company’s consolidated balance sheets.

SiriusPoint International Loss Portfolio Transfer
On March 2, 2023, the Company agreed, subject to applicable regulatory approvals and other closing conditions, to enter into a loss portfolio transfer transaction (the “2023 LPT”), on a funds withheld basis, with Pallas Reinsurance Company Ltd., a subsidiary of the Compre Group. As of September 30, 2026, the Company recorded funds held payable of $271.2 million in Reinsurance balances payable in the consolidated balance sheets.
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
The Company's assets in scope of the current expected credit loss assessment as of September 30, 2026 and December 31, 2025 are as follows:

	September 30, 2026	December 31, 2025
Insurance and reinsurance balances receivable, net	$2,558.9	$2,260.3
Loss and loss adjustment expenses recoverable, net	1,966.4	2,102.3
Other assets (1)	83.4	75.2
Total assets in scope	$4,608.7	$4,437.8
(1)Relates to MGA trade receivables (included in Other assets in the Company’s consolidated balance sheets), loans receivables (included in Other long-term investments in the Company’s consolidated balance sheets) and interest and dividend receivables.
The Company’s allowance for expected credit losses was $27.7 million as of September 30, 2026 (December 31, 2025 - $27.6 million). For the three and nine months ended September 30, 2026, the Company recorded current expected credit losses (gains) of $(0.9) million and $0.1 million, respectively (2025 - $(3.4) million and $(3.4) million, respectively). Changes to the current expected credit losses are included in net corporate and other expenses in the consolidated statements of income.
The Company monitors counterparty credit ratings and macroeconomic conditions, and considers the most current ratings from credit rating agencies to determine the allowance each quarter. As of September 30, 2026, approximately 65% of the total gross assets in scope were balances with counterparties rated by major credit rating agencies and, of the total rated, 97% were rated A- or better.
12. Debt and letter of credit facilities
Debt obligations
The following table represents a summary of the Company’s debt obligations on its consolidated balance sheets as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	Amount	Effective rate (1)	Amount	Effective rate (1)
2024 Senior Notes, at face value	$400.0	7.4%	$400.0	7.4%
Unamortized discount and issuance costs	(3.1)		(4.0)
2024 Senior Notes, carrying value	396.9		396.0
2017 SEK Subordinated Notes, at face value	275.6	6.2%	298.2	7.1%
Unamortized discount	(5.0)		(5.6)
2017 SEK Subordinated Notes, carrying value	270.6		292.6
Total debt	$667.5		$688.6
(1)Effective rate considers the effect of the debt issuance costs, discount, and premium.

The Company was in compliance with all debt covenants as of and for the periods ended September 30, 2026 and December 31, 2025.
Interest expense
For the three and nine months ended September 30, 2026, total interest expense includes $11.7 million and $35.1 million, respectively, associated with debt obligations (2025 - $12.1 million and $35.9 million, respectively) and $5.1 million and $15.9 million, respectively, of funds withheld interest from loss portfolio transfers (2025 - $7.2 million and $23.7 million, respectively). See Note 10 - “Loss and loss adjustment expense reserves” for further discussion on the 2024 LPT and 2023 LPT.
Standby letter of credit facilities
As of September 30, 2026, the Company had entered into the following letter of credit facilities:

	Letters of Credit		Collateral
	Committed Capacity	Issued	Cash and Cash Equivalents	Debt securities
Committed - Secured letters of credit facilities	$255.0	$216.3	$5.2	$128.1
Uncommitted - Secured letters of credit facilities	n/a	545.0	17.8	691.2
	$255.0	$761.3	$23.0	$819.3
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
Revolving credit facility
In addition to the letter of credit facilities above, the Company entered into a four-year, $400.0 million senior unsecured revolving credit facility (the “Facility”) with JPMorgan Chase Bank, N.A. as administrative agent, effective December 19, 2024. The Facility includes an option for the Company to request a 12-month extension, subject to satisfaction of certain conditions including, but not limited to, the consent of lenders representing a majority-in-interest of commitments, of the Facility maturity date. Subject to customary conditions precedent upon any Company borrowing request, the Facility provides access to loans for working capital and general corporate purposes, and letters of credit to support obligations under insurance and reinsurance agreements, retrocessional agreements and for general corporate purposes. As of September 30, 2026, there were no outstanding borrowings under the Facility. In addition, as of and for the periods ended September 30, 2026 and December 31, 2025, the Company was in compliance with all of the covenants under the Facility.
Federal Home Loan Bank
On September 25, 2025, SiriusPoint America, a subsidiary of the Company, was approved as a new member to the Federal Home Loan Bank of New York (“FHLBNY”). As a member of the FHLBNY, the Company will have access to FHLBNY borrowings to support general corporate purposes. The Company has the ability to obtain this funding from the FHLBNY based on a percentage of the value of its admitted assets in the State of New York, and its ability to borrow is subject to availability of eligible collateral. The borrowing limit for this program is 5% of the admitted assets of SiriusPoint America. As of June 30, 2026, the date of the latest filed statutory statement, SiriusPoint America’s admitted assets were $3.5 billion. The Company did not receive advances or make repayments of FHLBNY borrowings during the three and nine months ended September 30, 2026. There were no advances from the FHLBNY outstanding at September 30, 2026.
13. Income taxes
The Company has subsidiaries and branches that operate in various other jurisdictions around the world that are subject to tax in the jurisdictions in which they operate. The material jurisdictions in which the Company's subsidiaries and branches are subject to tax are Belgium, Bermuda, Canada, Luxembourg, Sweden, Switzerland, the United Kingdom, and the United States. The Company recognizes income tax expense or benefit based upon pre-tax income or loss reported in the consolidated statements of income and the provisions of currently enacted tax laws. Effective January 1, 2025, a 15% corporate income tax is applied to the Company’s Bermuda operations as a result of the enactment of the Corporate Income Tax Act 2023 (the “Bermuda CIT”) on December 27, 2023.

For the three and nine months ended September 30, 2026, the Company recorded income tax expense of $16.7 million and $51.7 million, respectively (2025 - $20.2 million and $45.1 million, respectively) on pre-tax income of $103.7 million and $309.5 million, respectively (2025 - $110.9 million and $261.1 million, respectively). The effective tax rates for the three and nine months ended September 30, 2026 were 16.1% and 16.7%, respectively. The difference between the effective tax rate on income from continuing operations and the Bermuda statutory tax rate of 15% is primarily due to income recognized in higher-tax jurisdictions, non-taxable investment gains, and adjustments pursuant to applicable U.S. GAAP guidance on interim period financial reporting of taxes, which are based on the annual estimated effective tax rate.
In arriving at the estimated annual effective tax rate for the three and nine months ended September 30, 2026 and 2025, the Company took into consideration all year-to-date income and expense items including the change in unrealized investment gains (losses) and realized investment gains (losses) and such items on a forecasted basis for the remainder of each year.
The Organisation for Economic Co-Operation and Development (“OECD”) has published global anti-base erosion model rules under Pillar Two (the “GloBE Rules”), which implemented a 15% global minimum tax applicable for in-scope multinational groups (“GMT”). Since January 1, 2024, the GloBE Rules have been in effect in the EU and other jurisdictions, including a minimum top-up tax rate of 15% for multinational companies, with many E.U. member states enacting corollary legislation as part of their respective domestic tax laws. Consistent with accounting guidance, the Company will treat the GMT as an in-period tax charge when incurred for which no deferred taxes need to be provided. The Company has recorded top-up tax of $0.8 million for the period ended September 30, 2026, based on its current estimation of 2026 GMT applied to the Company’s facts and financial data. The Company will continue to reassess and re-estimate 2026 GMT.
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
The total reserve for unrecognized tax benefits is $0.2 million as of September 30, 2026, which did not materially change compared to December 31, 2025. If the Company determines in the future that its reserves for unrecognized tax benefits on permanent differences and interest and penalties are not needed, the reversal of $0.1 million of such reserves as of September 30, 2026 would be recorded as an income tax benefit and would impact the effective tax rate. The remaining balance is accrued interest and penalties.
14. Shareholders' equity
Common shares
The following table presents a summary of the common shares issued and outstanding and shares repurchased as of and for the nine months ended September 30, 2026 and 2025:

	2026	2025
Common shares issued and outstanding, beginning of period	116,989,799	116,429,057
Issuance of common shares, net of forfeitures and shares withheld	2,434,993	767,427
Issuance of common shares upon exercise of options	—	100,000
Shares repurchased	(4,392,732)	(500,000)
Issuance of common shares upon exercise of warrants	—	11,013
Common shares issued and outstanding, end of period	115,032,060	116,807,497
The Company’s authorized share capital consists of 300,000,000 common shares with a par value of $0.10 each. During the nine months ended September 30, 2026 and 2025, the Company did not pay any dividends to its common shareholders.
Preference shares
The Company’s authorized share capital also consists of 30,000,000 preference shares with a par value of $0.10 each.

Series B preference shares
On January 29, 2026, the Company announced a notice of redemption to the holders of its Series B preference shares. The Series B preference shares were previously listed on the New York Stock Exchange under the symbol “SPNT PB” and the Company had 8,000,000 of Series B preference shares outstanding, par value $0.10. Dividends on the Series B preference shares were cumulative and payable quarterly in arrears at an initial rate of 8.0% per annum. On February 26, 2026, the Company fully redeemed its 8,000,000 Series B preference shares at a redemption price of $25.00 per share plus $0.49 per share, which represented any accrued and unpaid cumulative dividends but excluding the date of redemption, for an aggregated redemption price of $203.9 million in cash, including dividends of $2.6 million for the nine months ended September 30, 2026 (2025 - $4.0 million and $12.0 million, respectively).
Following the redemption, no Series B preference shares are outstanding and all rights with respect to such Series B preference shares have ceased and terminated, except for the right to receive the redemption price. The Series B preference shares were deregistered under the Securities Exchange Act of 1934 and delisted from the New York Stock Exchange on February 26, 2026.
Share repurchase program
Under the Board authorized share repurchase program, the Company may repurchase its common stock from time to time, in amounts, at prices and at times the Company deems appropriate in its sole discretion, subject to market conditions and a variety of factors, including, but not limited to, legal requirements, price and economic conditions. Shares of common stock may be repurchased in open market purchases, privately negotiated transactions or otherwise. The Company expects that the program will be in effect until the maximum approved dollar amount has been used. The program does not require the Company to repurchase any specific number of shares of common stock, and the program may be suspended, modified or discontinued at any time. As of September 30, 2026, the Company was authorized to repurchase a maximum value of approximately $73.9 million of outstanding common shares under its repurchase program. The share repurchase program does not have an expiration date.
During the three months ended September 30, 2026, the Company repurchased 1,102,434 of its common shares in the open market for a total cost of $27.2 million, at an average cost of $24.65 per share, including commissions of $0.03 per share. During the nine months ended September 30, 2026, the Company repurchased 4,392,732 of its common shares in the open market for a total cost of $100.6 million, at an average cost of $22.88 per share, including commissions of $0.03 per share. Common shares repurchased by the Company during the period were cancelled and retired.
During the nine months ended September 30, 2025, the Company completed a previously announced transaction with CM Bermuda Limited (“CM Bermuda”) and repurchased 45,720,732 of its common shares from CM Bermuda at $14.25 per common share on February 27, 2025. This share repurchase was accounted for during the year ended December 31, 2024 in accordance with U.S. GAAP. For further detail on this transaction, please refer to Note 3 “Significant Transactions” of Part II, Item 8. “Financial Statements and Supplementary Data” included in our 2025 Form 10-K. Also on February 27, 2025, the Company repurchased 500,000 of its common shares from Daniel S. Loeb at the public offering price of $14.00 per share.

15. Earnings per share available to SiriusPoint common shareholders
The following sets forth the computation of basic and diluted earnings per share available to SiriusPoint common shareholders for the three and nine months ended September 30, 2026 and 2025:

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Weighted-average number of common shares outstanding:
Basic number of common shares outstanding	115,135,159	116,726,540	116,191,819	116,412,996
Dilutive effect of restricted share awards and units	646,941	866,941	1,619,742	1,046,481
Dilutive effect of options	1,384,571	1,224,422	1,339,229	1,196,129
Diluted number of common shares outstanding	117,166,671	118,817,903	119,150,790	118,655,606
Basic earnings per common share:
Net income available to SiriusPoint common shareholders	$86.8	$86.8	$255.0	$203.6
Net income allocated to SiriusPoint participating shareholders	(0.1)	(0.1)	(0.1)	(0.2)
Net income allocated to SiriusPoint common shareholders	$86.7	$86.7	$254.9	$203.4
Basic earnings per share available to SiriusPoint common shareholders	$0.75	$0.74	$2.19	$1.75
Diluted earnings per common share:
Net income available to SiriusPoint common shareholders	$86.8	$86.8	$255.0	$203.6
Net income allocated to SiriusPoint participating shareholders	(0.1)	(0.1)	(0.1)	(0.2)
Net income allocated to SiriusPoint common shareholders	$86.7	$86.7	$254.9	$203.4
Diluted earnings per share available to SiriusPoint common shareholders	$0.74	$0.73	$2.14	$1.71
For the three and nine months ended September 30, 2026, anti-dilutive restricted share units of 4,339 and 15,099, respectively, were excluded from the computation of diluted earnings per share attributable to SiriusPoint common shareholders. For the three and nine months ended September 30, 2025, anti-dilutive restricted share units of 38 and 14,271, respectively, were excluded from the computation of diluted earnings per share attributable to SiriusPoint common shareholders.
16. Related party transactions
In addition to the transactions disclosed in Notes 3, 9, and 14 to these consolidated financial statements, the following transactions are classified as related party transactions, as the counterparties have either a direct or indirect shareholding in the Company or the Company has an investment in such counterparty.
(Re)insurance contracts
During the three and nine months ended September 30, 2026, insurance and reinsurance contracts with certain of the Company’s insurance and MGA-related parties resulted in gross written premium of $25.1 million and $81.5 million, respectively (2025 - $42.2 million and $53.9 million, respectively). As of September 30, 2026, the Company had total receivables of $83.8 million and no payables, respectively, from these related parties (December 31, 2025 - receivables of $86.4 million and no payables).

Investments managed by related parties
The following table provides the fair value of the Company's investments managed by related parties as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Third Point Enhanced LP (1)	$41.8	$82.2
Third Point Insurance Solutions Fund I LLC (1)	3.7	1.6
Third Point Structured Credit Opportunities Fund (1)	36.1	—
Third Point Venture Offshore Fund I LP (1)	33.4	27.7
Third Point Venture Offshore Fund II LP (1)	8.8	6.3
Third Point Optimized Credit Portfolio (2)	98.8	652.8
Total investments managed by related parties	$222.6	$770.6
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
On September 23, 2025, the Company notified Third Point LLC of its intent to withdraw investments from the Third Point Optimized Credit Portfolio. The liquidation and withdrawal of the investments is proceeding in an orderly manner, pursuant to the existing investment management agreement and consistent with the parties' discussions. The fair value of our investments will continue to change over time, and the remaining carrying value in the portfolio is shown in the table above.
Management, advisory and performance fees to related parties
The total management, advisory and performance fees to related parties for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Management and advisory fees	$(0.1)	$1.4	$1.5	$3.8
Performance fees	—	—	—	(0.4)
Total management, advisory and performance fees to related parties (1)	$(0.1)	$1.4	$1.5	$3.4
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
During the three and nine months ended September 30, 2026, the Company recognized operating lease expense of $2.4 million and $7.1 million, respectively (2025 - $2.5 million and $7.0 million, respectively), including property taxes and routine maintenance expense, as well as rental expenses related to short-term leases.

The following table presents the lease balances within the consolidated balance sheets as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Operating lease right-of-use assets (1)	$21.0	$20.7
Operating lease liabilities (2)	$23.6	$24.6

Weighted average lease term (years)	4.1	4.6
Weighted average discount rate	2.9%	3.2%
(1) Operating lease right-of-use assets are included in Other assets on the Company’s consolidated balance sheets.
(2) Operating lease liabilities are included in Other liabilities on the Company’s consolidated balance sheets.
Future minimum rental commitments as of September 30, 2026 under these leases are expected to be as follows:

Future Payments
Remainder of 2026	$1.7
2027	6.3
2028	6.5
2029	5.4
2030 and thereafter	4.7
Total future annual minimum rental payments	24.6
Less: present value discount	(1.0)
Total lease liability as of September 30, 2026	$23.6
18. Subsequent events
Acquisition of National Motor Club and Specialized Association Services
On October 2, 2026, SiriusPoint, through its wholly owned subsidiaries, acquired National Motor Club and Specialized Association Services for $15.4 million.
Legacy Reinsurance Loss Portfolio Transfer
On October 30, 2026, SiriusPoint America Insurance Company ("SiriusPoint America") and SiriusPoint Bermuda Insurance Company Ltd. ("SiriusPoint Bermuda" and, together with SiriusPoint America, the "Cedents"), each a subsidiary of SiriusPoint Ltd., entered into a Master Agreement (the "Master Agreement"). The Master Agreement is made by and between the Cedents and RiverStone International Bermuda Limited ("RiverStone Bermuda"), an insurer domiciled in Bermuda, and Riverstone International Limited.
Pursuant to the Master Agreement, at the closing of the transactions contemplated therein: (a) the Cedents and RiverStone Bermuda will enter into a Loss Portfolio Transfer Reinsurance and Retrocession Agreement (the "LPT Agreement"), under which the Cedents will cede and RiverStone Bermuda will assume up to 100% of the net reserves with respect to certain legacy reinsurance and retrocession exposures of the Cedents (the "Subject Business"), subject to the terms and conditions of the LPT Agreement, including an aggregate limit; (b) RiverStone International Insurance, Inc., an affiliate of RiverStone Bermuda (the "Administrator"), will assume authority and responsibility for certain administrative services related to the Subject Business, pursuant to the terms of the LPT Agreement; and (c) each of the Cedents, RiverStone Bermuda, and a trustee will enter into trust agreements under which RiverStone Bermuda will provide collateral securing its reinsurance obligations with respect to the Subject Business. The Subject Business includes substantially all of the Company’s remaining run-off reserves.
This transaction covers approximately $400.0 million of SiriusPoint net loss and loss adjustment expense reserves, valued as of June 30, 2026. The aggregate limit under the LPT Agreement is $700.0 million.
The Master Agreement and the LPT Agreement include customary representations and warranties, indemnification obligations, covenants and termination rights of the parties. The transaction is subject to regulatory approvals and customary closing conditions.

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
Distribution relationships are particularly important to us. A majority of our premium is produced via MGAs, including both our consolidated MGAs and non-consolidated MGAs. We seek to create capacity partnerships with MGAs that have high integrity and transparent leaders, and teams with deep underwriting expertise and track records of success, and no longer take capital positions in those business partners. Our partnerships are focused on underwriting in concentrated, niche businesses that often offer new exposure to our portfolio, while we provide guidance and oversight. As of September 30, 2026, we had equity stakes in 15 entities (MGAs, Insurtech and Other) which underwrite or distribute a wide range of lines of business, including general liability, professional liability, directors & officers, credit and bond, cyber, commercial automobile, workers’ compensation, accident & health, and other specialty insurance classes.

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
Acquisition of World Nomads
On September 30, 2026, the Company, through its wholly owned subsidiaries, completed the acquisition of equity interests and assets comprising the World Nomads travel insurance business operated by nib Travel Pty Ltd. (collectively, “World Nomads”) for $48.0 million in cash. World Nomads became a consolidated subsidiary of the Company as of acquisition date. The Company recognized goodwill of $27.5 million within the Insurance & Services segment, primarily attributable to the Company's travel insurance distribution capabilities and expected synergies resulting from the acquisition of World Nomads.
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
Key Performance Indicators
We believe that the following key performance indicators are important in evaluating our performance for the three and nine months ended September 30, 2026 and 2025, and as of September 30, 2026 and December 31, 2025:

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	($ in millions, except for ratios)
Combined ratio	86.5%	85.9%	87.6%	87.8%
Core combined ratio ⁽¹⁾	90.1%	89.1%	90.1%	91.4%
Core underwriting income ⁽¹⁾	$75.9	$69.6	$201.8	$165.7
Core net services income ⁽¹⁾	$11.9	$10.1	$30.2	$37.7
Annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders	15.4%	17.7%	15.1%	14.5%

	September 30, 2026	December 31, 2025
Book value per common share	$19.37	$19.40
Book value per diluted common share	$19.05	$18.61
Tangible book value per diluted common share ⁽¹⁾	$17.30	$17.62
(1)Core underwriting income, Core net services income, and Core combined ratio are non-GAAP financial measures. See definitions in “Non-GAAP Financial Measures” and reconciliations in “Segment Results” below and Note 4 “Segment reporting” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q. Tangible book value per diluted common share is a non-GAAP financial measure. See definition and reconciliation in “Non-GAAP Financial Measures.”
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
Annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders for the three and nine months ended September 30, 2026 and 2025 was calculated as follows:

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	($ in millions)
Net income available to SiriusPoint common shareholders	$86.8	$86.8	$255.0	$203.6
Common shareholders’ equity attributable to SiriusPoint common shareholders - beginning of period	2,275.9	1,905.7	2,269.8	1,737.4
Common shareholders’ equity attributable to SiriusPoint common shareholders - end of period	2,228.3	2,009.9	2,228.3	2,009.9
Average common shareholders’ equity attributable to SiriusPoint common shareholders	$2,252.1	$1,957.8	$2,249.1	$1,873.7
Annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders	15.4%	17.7%	15.1%	14.5%
The decrease in annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders for the three months ended September 30, 2026 was primarily driven by increased common shareholders’ equity compared to the prior period reflecting continuous positive underwriting and investment results.

The increase in annualized return on average common shareholders’ equity attributable to SiriusPoint common shareholders for the nine months ended September 30, 2026 was driven by higher net income, primarily resulting from the gain on the sale of Arcadian Risk Capital Ltd. (“Arcadian”) in the first quarter of 2026, as well as a reduced impact from foreign exchange compared to the prior period, partially offset by increased common shareholders’ equity compared to the prior period, reflecting continuous positive underwriting and investment results.
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
As of September 30, 2026, book value per common share was $19.37, representing a decrease of $0.24 per share, or 1.2%, from $19.61 per share as of June 30, 2026. As of September 30, 2026, book value per diluted common share was $19.05, representing a decrease of $0.25 per share, or 1.3%, from $19.30 per share as of June 30, 2026. As of September 30, 2026, tangible book value per diluted common share was $17.30, representing a decrease of $0.68 per share, or 3.8%, from $17.98 per share as of June 30, 2026.
As of September 30, 2026, book value per common share was $19.37, representing a decrease of $0.03 per share, or 0.2%, from $19.40 per share as of December 31, 2025. As of September 30, 2026, book value per diluted common share was $19.05, representing an increase of $0.44 per share, or 2.4%, from $18.61 per share as of December 31, 2025. As of September 30, 2026, tangible book value per diluted common share was $17.30, representing a decrease of $0.32 per share, or 1.8%, from $17.62 per share as of December 31, 2025.
The decreases were primarily due to the accumulated other comprehensive loss from unrealized losses from AFS debt securities during the three and nine months ended September 30, 2026.
Consolidated Results of Operations—Three and nine months ended September 30, 2026 and 2025
The following table sets forth the key items discussed in the consolidated results of operations section, and the period over period change, for the three and nine months ended September 30, 2026 and 2025:

	Three months ended			Nine months ended
	September 30, 2026	September 30, 2025	Change	September 30, 2026	September 30, 2025	Change
	($ in millions)
Total underwriting income	$103.5	$91.4	$12.1	$254.7	$235.7	$19.0
Net investment income	65.9	66.5	(0.6)	197.8	205.9	(8.1)
Net investment gains (losses)	3.3	6.2	(2.9)	22.6	6.6	16.0
Other revenues	30.8	35.5	(4.7)	119.1	92.5	26.6
Net corporate and other expenses	(75.7)	(62.5)	(13.2)	(220.6)	(194.0)	(26.6)
Intangible asset amortization	(2.5)	(2.8)	0.3	(7.5)	(8.5)	1.0
Interest expense	(18.4)	(21.0)	2.6	(53.9)	(60.2)	6.3
Foreign exchange gains (losses)	(3.2)	(2.4)	(0.8)	(2.7)	(16.9)	14.2
Income tax expense	(16.7)	(20.2)	3.5	(51.7)	(45.1)	(6.6)
Net income	$87.0	$90.7	$(3.7)	$257.8	$216.0	$41.8

The key changes in our consolidated results for the three and nine months ended September 30, 2026 compared to the prior year periods are discussed below.
Underwriting results
The improvement in net underwriting results for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily a result of lower attritional loss ratios and increased favorable prior year loss reserve development, partially offset by higher acquisition cost and other underwriting expense ratios.
The improvement in net underwriting results for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily driven by lower attritional loss ratios as well as a decrease in catastrophe losses as the prior period included losses from the California wildfires. This improvement was partially offset by higher expenses. Increased acquisition costs primarily resulted from profit commission accruals related to favorable loss experience and increased other underwriting expense is largely driven by expenses related to incentive compensation award outperformance.
Investments
Investment Portfolio
The following table presents the carrying value of our total investments, cash and cash equivalents and restricted cash and cash equivalents as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	($ in millions)
Debt securities, available for sale	$5,364.8	$5,168.6
Debt securities, trading	55.3	90.3
Total debt securities (1)	5,420.1	5,258.9
Short-term investments	17.1	28.3
Other long-term investments (2)	276.5	315.1
Total investments	5,713.7	5,602.3
Cash and cash equivalents	434.3	731.2
Restricted cash and cash equivalents (3)	127.4	171.2
Total invested assets and cash	$6,275.4	$6,504.7
(1)Includes $98.8 million of investments in the Third Point Optimized Credit portfolio (“TPOC Portfolio”) as of September 30, 2026 (December 31, 2025 - $652.8 million).
(2)Includes $60.4 million of strategic investments as of September 30, 2026 (December 31, 2025 - $102.2 million).
(3)Primarily consists of cash and fixed income securities such as U.S. Treasuries, money markets funds, and sovereign debt, securing our contractual obligations under certain (re)insurance contracts that we will not be released from until the underlying risks have expired or have been settled.
The decrease in total invested assets and cash was primarily driven by the use of cash and investments to fund the redemption of the Series B preference shares of $203.9 million and the common share repurchases of $100.6 million.
The average duration of our fixed income portfolio, excluding cash and cash equivalents, is 3.4 years (December 31, 2025 - 3.2 years). The duration remained consistent from the comparative period due to our efforts to match our asset duration with economic liabilities in the current interest rate environment. The average credit rating of our investment portfolio is “AA-” as of September 30, 2026 (December 31, 2025 - “AA-”) with no defaults in the investment portfolio.
The following table provides a breakdown of structured products between investment and non-investment grade securities as of September 30, 2026 and December 31, 2025. These are fixed income investments which are included in debt securities in the table above. Refer to Note 7 “Investments” to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for further discussion of these securities.

	September 30, 2026		December 31, 2025
	Investment Grade (1)	Non-investment Grade (2)	Investment Grade (1)	Non-investment Grade (2)
	($ in millions)
Asset-backed securities	$397.1	$29.8	$583.5	$18.9
Collateralized loan obligations	345.6	2.5	324.6	—
Total asset-backed securities	742.7	32.3	908.1	18.9
Agency residential mortgage-backed securities	844.7	—	799.2	—
Non-agency residential mortgage-backed securities	222.4	24.4	186.7	22.2
Total residential mortgage-backed securities	1,067.1	24.4	985.9	22.2
Agency commercial mortgage-backed securities	26.1	—	48.1	—
Non-agency commercial mortgage-backed securities	240.9	—	215.2	0.5
Total commercial mortgage-backed securities	267.0	—	263.3	0.5
Total mortgage-backed securities	1,334.1	24.4	1,249.2	22.7
Total asset and mortgage-backed securities	$2,076.8	$56.7	$2,157.3	$41.6
(1)Investment grade securities are considered rated BBB or higher.
(2)Non-investment grade securities are considered rated below BBB.
Investment Results
Net investment income for the three and nine months ended September 30, 2026 and 2025 consisted of the following:

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	($ in millions)
Debt securities, available for sale	$65.1	$63.2	$190.0	$186.1
Debt securities, trading	0.8	2.0	3.0	6.3
Short-term investments	0.1	0.4	0.6	1.4
Other long-term investments	0.2	0.4	4.0	4.8
Cash, cash equivalents and other	3.8	5.4	15.1	21.2
Gross investment income	70.0	71.4	212.7	219.8
Investment expenses	(4.1)	(4.9)	(14.9)	(13.9)
Net investment income	$65.9	$66.5	$197.8	$205.9
The decrease in net investment income for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 is primarily driven by lower yields on cash and short-term investments, as well as portfolio repositioning.

Net investment gains (losses) for the three and nine months ended September 30, 2026 and 2025 consisted of the following:

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	($ in millions)
Debt securities, available for sale
Gross realized gains	$2.2	$10.3	$17.4	$20.4
Gross realized losses	(12.1)	(1.2)	(18.5)	(15.7)
Net realized gains (losses) on Debt securities, available for sale	(9.9)	9.1	(1.1)	4.7
Debt securities, trading
Net realized gains (losses)	(0.1)	0.1	(1.4)	(1.7)
Net unrealized gains (losses)	(2.0)	1.4	(2.2)	5.2
Other long-term investments
Net realized gains (losses)	23.8	(4.9)	82.7	(7.2)
Net unrealized gains (losses)	(8.7)	0.4	(56.5)	4.1
Other (1)	0.2	0.1	1.1	1.5
Net investment gains (losses)	$3.3	$6.2	$22.6	$6.6
(1)Includes short-term investments, cash and cash equivalents, and derivatives.
The decrease in net investment gains (losses) for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily related to realized losses on sales of TPOC and other AFS debt securities, slightly offset by higher gains on sales of other long-term investments.
The increase in net investment gains (losses) for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily due to gains from fair value changes in the Company's investments managed by related parties, which are included in Other long-term investments, partially offset by the reversal of inception to date unrealized gains. The nine months ended September 30, 2026 also includes realized gains, and related reversals of inception to date unrealized gains, on private equity funds, also classified in Other long-term investments, when compared to the nine months ended September 30, 2025.
Refer to Part I, Item 3. “Quantitative and Qualitative Disclosures about Market Risks” of this Form 10-Q for a discussion of certain risks and factors that could adversely impact our investments results.
Other Revenues
For the three months ended September 30, 2026, other revenues primarily consisted of $30.3 million of service fee revenue from MGAs, compared to $25.8 million of service fee revenue from MGAs in addition to a non-recurring $11.0 million insurance recovery related to a legacy litigation for the three months ended September 30, 2025. The increase in service fee revenue is primarily driven by increases in International Medical Group, Inc. (“IMG”) from continued growth of its travel business and the acquisition of Assist America, partially offset by the deconsolidation of ArmadaCorp Capital, LLC (“Armada”).
For the nine months ended September 30, 2026, other revenues primarily consisted of $25.2 million from the gain on the sale of Arcadian and $90.8 million of service fee revenue from MGAs, compared to $84.1 million of service fee revenue from MGAs in addition to a non-recurring $11.0 million insurance recovery related to a legacy litigation for the nine months ended September 30, 2025. The increase in service fee revenue is primarily driven by increases in IMG from continued growth of its travel business and the acquisition of Assist America, partially offset by the deconsolidation of Armada.
Net Corporate and Other Expenses
Net corporate and other expenses include costs associated with operating as a publicly-traded company and non-underwriting activities, including services expenses from our MGA subsidiaries, and current expected credit losses from our insurance and reinsurance balances receivable and loss and loss adjustment expenses recoverable.
The increase in net corporate and other expenses for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily driven by increases in expenses related to incentive compensation award outperformance and expenses associated with non-recurring projects. For the three months ended September 30, 2026, services expenses increased to $49.4 million compared to $48.5 million for the three months ended September 30, 2025, primarily driven by increases in expenses from IMG from continued growth of its travel business and the acquisition of Assist America, partially offset by the deconsolidation of Armada.
The increase in net corporate and other expenses for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily driven by increases in expenses related to incentive compensation award outperformance attributable to the recent gains on sales of Armada and Arcadian and expenses associated with non-recurring projects, as well as increases in services expenses. For the nine months ended September 30, 2026, services expenses increased to $145.1 million compared to $141.2 million for the nine months ended September 30, 2025, primarily driven by increases in expenses from IMG from continued growth of its travel business and the acquisition of Assist America, partially offset by the deconsolidation of Armada.
Amortization of Intangible Assets
Amortization of intangible assets for the three and nine months ended September 30, 2026 was $2.5 million and $7.5 million (2025 - $2.8 million and $8.5 million, respectively). The decrease in amortization is primarily driven by changes to the Company’s intangible asset balance as a result of recent acquisitions and dispositions.
Interest Expense
Interest expense and finance costs are related to interest due on our senior and subordinated notes, as well as interest associated with certain reinsurance contracts.
Interest expense for the three and nine months ended September 30, 2026 was $18.4 million and $53.9 million, respectively, compared to $21.0 million and $60.2 million for the three and nine months ended September 30, 2025. The decrease is primarily driven by decreases in funds withheld interest on loss portfolio transfers.
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
Foreign exchange losses were $3.2 million and $2.7 million for the three months and nine months ended September 30, 2026, respectively, compared to $2.4 million and $16.9 million for the three months and nine months ended September 30, 2025, respectively. The foreign exchange losses for the current and prior periods were primarily driven by the impact of certain foreign exchange exposures related to our underwriting activities, partially offset by the impact of our currency hedges.
On an aggregate basis, the effects of foreign exchange resulted in charges to net income of $4.5 million and $5.7 million, as well as charges to comprehensive income of $0.7 million and $6.0 million for the three and nine months ended September 30, 2026, respectively. The effects of foreign exchange are consistent with the recent market fluctuations in rates and our economic currency hedging strategy.
Income Tax Expense
Income tax expense for the three months ended September 30, 2026 decreased compared to the three months ended September 30, 2025 primarily due to decreases in pre-tax income. The increases in income tax expense for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 is consistent with the increases in pre-tax income.
Segment Results — Three and nine months ended September 30, 2026 and 2025
The determination of our reportable segments is based on the manner in which management monitors the performance of our operations. We classify our business into two reportable segments - Insurance & Services and Reinsurance. Collectively, the sum of these two segments constitute “Core” results. Core underwriting income, Core net services income, Core income, and Core combined ratio are non-GAAP financial measures. We believe it is useful to review Core results as they reflect how management views the business and reflects our decision to exit the run-off business. The sum of Core results and Corporate results are equal to the consolidated results of operations.
Corporate results include all run-off business, which represents certain classes of business that we ceased underwriting as part of fundamental changes to our business strategy, including the effect of the restructuring of the underwriting platform announced in 2022 and certain reinsurance contracts that have interest crediting features. Corporate results also include asbestos and environmental and other latent liability exposures on a gross basis, which have mostly been ceded, as well as specific workers’ compensation and cyber programs which we no longer write.
The following tables set forth the operating segment results and ratios for the three months ended September 30, 2026 and 2025:

	Three months ended September 30, 2026
	Insurance & Services	Reinsurance	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
Gross written premium	$673.0	$317.6	$990.6	$—	$4.3	$—	$994.9
Net written premium	403.5	275.2	678.7	—	1.7	—	680.4
Net earned premium	460.8	304.0	764.8	—	2.8	—	767.6
Loss and loss adjustment expenses incurred, net	263.6	154.0	417.6	(2.1)	0.4	—	415.9
Acquisition costs, net	136.9	86.2	223.1	(28.7)	0.8	—	195.2
Other underwriting expenses	27.3	20.9	48.2	—	4.8	—	53.0
Underwriting income (loss)	33.0	42.9	75.9	30.8	(3.2)	—	103.5
Services revenues	61.5	—	61.5	(31.2)	—	(30.3)	—
Services expenses	49.4	—	49.4	—	—	(49.4)	—
Net services fee income	12.1	—	12.1	(31.2)	—	19.1	—
Services noncontrolling income	(0.2)	—	(0.2)	—	—	0.2	—
Net services income	11.9	—	11.9	(31.2)	—	19.3	—
Segment income (loss)	$44.9	$42.9	$87.8	$(0.4)	$(3.2)	$19.3	$103.5

Attritional losses	$272.7	$163.2	$435.9	$(2.1)	$1.9	$—	$435.7
Catastrophe losses	—	—	—	—	—	—	—
Prior year loss reserve development	(9.1)	(9.2)	(18.3)	—	(1.5)	—	(19.8)
Loss and loss adjustment expenses incurred, net	$263.6	$154.0	$417.6	$(2.1)	$0.4	$—	$415.9

Underwriting Ratios: (1)
Attritional loss ratio	59.2%	53.7%	57.0%				56.8%
Catastrophe loss ratio	—%	—%	—%				—%
Prior year loss development ratio	(2.0)%	(3.0)%	(2.4)%				(2.6)%
Loss ratio	57.2%	50.7%	54.6%				54.2%
Acquisition cost ratio	29.7%	28.4%	29.2%				25.4%
Other underwriting expenses ratio	5.9%	6.9%	6.3%				6.9%
Combined ratio	92.8%	86.0%	90.1%				86.5%
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

	Three months ended September 30, 2025
	Insurance & Services	Reinsurance	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
Gross written premium	$562.0	$309.6	$871.6	$—	$2.8	$—	$874.4
Net written premium	396.8	268.1	664.9	—	5.4	—	670.3
Net earned premium	381.2	262.3	643.5	—	4.2	—	647.7
Loss and loss adjustment expenses incurred, net	225.3	145.5	370.8	(1.5)	3.6	—	372.9
Acquisition costs, net	98.3	64.7	163.0	(26.9)	3.7	—	139.8
Other underwriting expenses	19.9	20.2	40.1	—	3.5	—	43.6
Underwriting income (loss)	37.7	31.9	69.6	28.4	(6.6)	—	91.4
Services revenues	58.5	—	58.5	(32.7)	—	(25.8)	—
Services expenses	48.5	—	48.5	—	—	(48.5)	—
Net services fee income	10.0	—	10.0	(32.7)	—	22.7	—
Services noncontrolling loss	0.1	—	0.1	—	—	(0.1)	—
Net services income	10.1	—	10.1	(32.7)	—	22.6	—
Segment income (loss)	$47.8	$31.9	$79.7	$(4.3)	$(6.6)	$22.6	$91.4

Attritional losses	$234.8	$145.1	$379.9	$(1.5)	$3.4	$—	$381.8
Catastrophe losses	—	—	—	—	—	—	—
Prior year loss reserve development	(9.5)	0.4	(9.1)	—	0.2	—	(8.9)
Loss and loss adjustment expenses incurred, net	$225.3	$145.5	$370.8	$(1.5)	$3.6	$—	$372.9

Underwriting Ratios: (1)
Attritional loss ratio	61.6%	55.3%	59.0%				59.0%
Catastrophe loss ratio	—%	—%	—%				—%
Prior year loss development ratio	(2.5)%	0.2%	(1.4)%				(1.4)%
Loss ratio	59.1%	55.5%	57.6%				57.6%
Acquisition cost ratio	25.8%	24.7%	25.3%				21.6%
Other underwriting expenses ratio	5.2%	7.7%	6.2%				6.7%
Combined ratio	90.1%	87.9%	89.1%				85.9%
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
Core Premium Volume
Gross written premium increased by $119.0 million, or 13.7%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Net written premium increased by $13.8 million, or 2.1%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Net earned premium increased by $121.3 million, or 18.9%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increases in written premium were driven by our Insurance & Services segment, including growth in Surety business as well as an increase in our estimated premium for Professional Liability business, slightly offset by the exit of an International A&H program. The increase in net earned premium was primarily related to increases in our estimate of the earned premium in Professional Liability and A&H businesses. The Professional Liability and A&H premium estimate changes were largely offset by corresponding loss and acquisition costs, with no significant impact on underwriting income.

Core Underwriting Results
The improvement in underwriting income of $6.3 million was primarily driven by lower attritional loss ratios and increased favorable prior year loss reserve development, slightly offset by higher expense ratios. For the three months ended September 30, 2026, favorable prior year loss reserve development was $18.3 million primarily driven by favorable prior year loss reserve development on Property and A&H business, compared to $9.1 million for the three months ended September 30, 2025, which was primarily driven by favorable development in A&H business.
Core Services Results
Services revenues increased to $61.5 million for the three months ended September 30, 2026 compared to $58.5 million for the three months ended September 30, 2025 primarily driven by growth in the IMG travel business and the acquisition of Assist America, partially offset by the deconsolidation of Armada in the fourth quarter of 2025.
Net services income increased to $11.9 million for the three months ended September 30, 2026 compared to $10.1 million during the three months ended September 30, 2025, also driven by growth in IMG and the acquisition of Assist America, partially offset by the deconsolidation of Armada. Service margin, which is calculated as Net service fee income as a percentage of services revenues, increased to 19.7% for the three months ended September 30, 2026 from 16.3% for the three months ended September 30, 2025, when adjusted to exclude Armada, driven by the acquisition of Assist America.

	Nine months ended September 30, 2026
	Insurance & Services	Reinsurance	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
Gross written premium	$2,002.2	$973.7	$2,975.9	$—	$0.1	$—	$2,976.0
Net written premium	1,287.0	798.0	2,085.0	—	0.9	—	2,085.9
Net earned premium	1,222.6	819.3	2,041.9	—	4.9	—	2,046.8
Loss and loss adjustment expenses incurred, net	695.8	428.1	1,123.9	(5.7)	18.8	—	1,137.0
Acquisition costs, net	349.1	225.7	574.8	(73.2)	(1.8)	—	499.8
Other underwriting expenses	79.2	62.2	141.4	—	13.9	—	155.3
Underwriting income (loss)	98.5	103.3	201.8	78.9	(26.0)	—	254.7
Services revenues	174.9	—	174.9	(84.1)	—	(90.8)	—
Services expenses	145.1	—	145.1	—	—	(145.1)	—
Net services fee income	29.8	—	29.8	(84.1)	—	54.3	—
Services noncontrolling loss	0.4	—	0.4	—	—	(0.4)	—
Net services income	30.2	—	30.2	(84.1)	—	53.9	—
Segment income (loss)	$128.7	$103.3	$232.0	$(5.2)	$(26.0)	$53.9	$254.7

Attritional losses	$734.8	$449.6	$1,184.4	$(5.7)	$4.3	$—	$1,183.0
Catastrophe losses	1.3	5.4	6.7	—	—	—	6.7
Prior year loss reserve development	(40.3)	(26.9)	(67.2)	—	14.5	—	(52.7)
Loss and loss adjustment expenses incurred, net	$695.8	$428.1	$1,123.9	$(5.7)	$18.8	$—	$1,137.0

Underwriting Ratios: (1)
Attritional loss ratio	60.1%	54.9%	58.0%				57.9%
Catastrophe loss ratio	0.1%	0.7%	0.3%				0.3%
Prior year loss development ratio	(3.3)%	(3.3)%	(3.3)%				(2.6)%
Loss ratio	56.9%	52.3%	55.0%				55.6%
Acquisition cost ratio	28.6%	27.5%	28.2%				24.4%
Other underwriting expenses ratio	6.5%	7.6%	6.9%				7.6%
Combined ratio	92.0%	87.4%	90.1%				87.6%
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

	Nine months ended September 30, 2025
	Insurance & Services	Reinsurance	Core	Eliminations (2)	Corporate	Segment Measure Reclass	Total
Gross written premium	$1,757.5	$1,034.1	$2,791.6	$—	$15.7	$—	$2,807.3
Net written premium	1,273.1	843.6	2,116.7	—	1.0	—	2,117.7
Net earned premium	1,086.6	828.3	1,914.9	—	11.5	—	1,926.4
Loss and loss adjustment expenses incurred, net	644.4	497.2	1,141.6	(5.0)	10.7	—	1,147.3
Acquisition costs, net	283.5	202.3	485.8	(83.1)	7.7	—	410.4
Other underwriting expenses	61.4	60.4	121.8	—	11.2	—	133.0
Underwriting income (loss)	97.3	68.4	165.7	88.1	(18.1)	—	235.7
Services revenues	178.7	—	178.7	(94.6)	—	(84.1)	—
Services expenses	141.2	—	141.2	—	—	(141.2)	—
Net services fee income	37.5	—	37.5	(94.6)	—	57.1	—
Services noncontrolling loss	0.2	—	0.2	—	—	(0.2)	—
Net services income	37.7	—	37.7	(94.6)	—	56.9	—
Segment income (loss)	$135.0	$68.4	$203.4	$(6.5)	$(18.1)	$56.9	$235.7

Attritional losses	$661.3	$470.1	$1,131.4	$(5.0)	$5.3	$—	$1,131.7
Catastrophe losses	4.8	62.6	67.4	—	—	—	67.4
Prior year loss reserve development	(21.7)	(35.5)	(57.2)	—	5.4	—	(51.8)
Loss and loss adjustment expenses incurred, net	$644.4	$497.2	$1,141.6	$(5.0)	$10.7	$—	$1,147.3

Underwriting Ratios: (1)
Attritional loss ratio	60.9%	56.7%	59.1%				58.8%
Catastrophe loss ratio	0.4%	7.6%	3.5%				3.5%
Prior year loss development ratio	(2.0)%	(4.3)%	(3.0)%				(2.7)%
Loss ratio	59.3%	60.0%	59.6%				59.6%
Acquisition cost ratio	26.1%	24.4%	25.4%				21.3%
Other underwriting expenses ratio	5.7%	7.3%	6.4%				6.9%
Combined ratio	91.1%	91.7%	91.4%				87.8%
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
Core Premium Volume
Gross written premium increased by $184.3 million, or 6.6%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Net written premium decreased by $31.7 million, or 1.5%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Net earned premium increased by $127.0 million, or 6.6%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increases in gross written premium and net earned premium were driven by our Insurance & Services segment, primarily driven by an increase in premium estimates on Professional Liability and A&H businesses, new program growth, mainly in General Liability, as well as continued organic growth in existing programs and growth in A&H. The Professional Liability and A&H premium estimate changes were largely offset by corresponding loss and acquisition costs, with no significant impact on underwriting income. The premium increases in Insurance & Services were partially offset by decreases in our Reinsurance segment, mainly in Casualty, Property Catastrophe, and Other Specialties. The decrease in net written premium was primarily driven by the decreases in our Reinsurance segment and the ceded premium related to the inception of an aggregate reinsurance program in 2026.

Core Underwriting Results
The improvement in underwriting income of $36.1 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily driven by increased favorable prior year reserve development and decreased catastrophe losses, partially offset by higher acquisition costs and other underwriting expense. Catastrophe losses were $6.7 million, or 0.3 percentage points on the combined ratio, for the nine months ended September 30, 2026 compared to $67.4 million, or 3.5 percentage points on the combined ratio, for the nine months ended September 30, 2025, primarily driven by the California wildfires in the prior period. Increased acquisition costs primarily resulted from profit commission accruals related to favorable loss experience and increased other underwriting expense is largely driven by expenses related to incentive compensation award outperformance.
Core Services Results
Services revenues decreased to $174.9 million for the nine months ended September 30, 2026 compared to $178.7 million for the nine months ended September 30, 2025 primarily due to the deconsolidation of Armada in the fourth quarter of 2025, partially offset by growth in the IMG travel business and the acquisition of Assist America.
Net services income decreased to $30.2 million for the nine months ended September 30, 2026 from $37.7 million for the nine months ended September 30, 2025. The decrease in net service income from the prior period is also driven by the deconsolidation of Armada, partially offset by growth in IMG and the acquisition of Assist America. Service margin, which is calculated as Net service fee income as a percentage of services revenues, increased to 17.0% for the nine months ended September 30, 2026 compared to 14.6% for the nine months ended September 30, 2025, when adjusted to exclude Armada, which is driven by the acquisition of Assist America.
Insurance & Services Segment
In our Insurance & Services segment, we underwrite primary insurance in several sectors globally. We offer innovative insurance solutions to meet the changing risk circumstances of our clients. The Insurance & Services segment includes A&H, Property & Casualty, and Other Specialties.
As of September 30, 2026, we have equity stakes in 15 entities (MGAs, Insurtech and Other), which underwrite or distribute a wide range of lines of business, including general liability, professional liability, directors & officers, credit and bond, cyber, commercial automobile, workers’ compensation, accident & health, and other specialty insurance classes. As of September 30, 2026, we consolidated two MGAs in our financial statements: Alta Signa Holdings (“Alta Signa”) and IMG. Effective November 1, 2025, we deconsolidated Armada upon the sale to Octave Specialty Group, Inc (formerly known as Ambac Financial Group, Inc.) . We will continue our underwriting capacity partnership with Armada until the end of 2030. We provide underwriting capacity in the form of insurance or reinsurance to 6 non-consolidated entities in addition to the two consolidated MGAs. We also have investment stakes in 7 other entities where we have no underwriting relationships. The investment interests in the non-consolidated entities are included in strategic investments within Other long-term investments on the consolidated balance sheet.

The following table sets forth underwriting results, net MGA results, and ratios for the segment results, and the period over period changes, for the Insurance & Services segment for the three and nine months ended September 30, 2026 and 2025:

	Three months ended			Nine months ended
	September 30, 2026	September 30, 2025	Change	September 30, 2026	September 30, 2025	Change
	($ in millions)
Gross written premium	$673.0	$562.0	$111.0	$2,002.2	$1,757.5	$244.7
Net written premium	403.5	396.8	6.7	1,287.0	1,273.1	13.9
Net earned premium	460.8	381.2	79.6	1,222.6	1,086.6	136.0
Loss and loss adjustment expenses incurred, net	263.6	225.3	38.3	695.8	644.4	51.4
Acquisition costs, net	136.9	98.3	38.6	349.1	283.5	65.6
Other underwriting expenses	27.3	19.9	7.4	79.2	61.4	17.8
Underwriting income	33.0	37.7	(4.7)	98.5	97.3	1.2
Services revenues	61.5	58.5	3.0	174.9	178.7	(3.8)
Services expenses	49.4	48.5	0.9	145.1	141.2	3.9
Net services fee income	12.1	10.0	2.1	29.8	37.5	(7.7)
Services noncontrolling (income) loss	(0.2)	0.1	(0.3)	0.4	0.2	0.2
Net services income	11.9	10.1	1.8	30.2	37.7	(7.5)
Segment income	$44.9	$47.8	$(2.9)	$128.7	$135.0	$(6.3)

Underwriting ratios: (1)
Loss ratio	57.2%	59.1%	(1.9)%	56.9%	59.3%	(2.4)%
Acquisition cost ratio	29.7%	25.8%	3.9%	28.6%	26.1%	2.5%
Other underwriting expense ratio	5.9%	5.2%	0.7%	6.5%	5.7%	0.8%
Combined ratio	92.8%	90.1%	2.7%	92.0%	91.1%	0.9%
(1)Underwriting ratios are calculated by dividing the related expense by net earned premium.
Premium Volume
Gross written premium increased by $111.0 million, or 19.8%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily driven by growth in Surety business as well as an increase in premium estimate in Professional Liability business, slightly offset by the exit of an International A&H program. The Professional Liability premium estimate change was largely offset by corresponding loss and acquisition costs, with no significant impact on underwriting income.
Gross written premium increased by $244.7 million, or 13.9%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by an increase in premium estimate in Professional Liability business and Surety, new program growth mainly in General Liability, as well as continued organic growth in existing programs and growth in North America A&H. The Professional Liability premium estimate change was largely offset by corresponding loss and acquisition costs, with no significant impact on underwriting income.
Consolidated MGAs
Gross written premium generated by the consolidated MGAs in the aggregate decreased by $12.8 million, or 17.1%, to $62.2 million for the three months ended September 30, 2026 compared to $75.0 million for the three months ended September 30, 2025.
Gross written premium generated by the consolidated MGAs in the aggregate decreased by $60.5 million, or 24.9%, to $182.5 million for the nine months ended September 30, 2026 compared to $243.0 million for the nine months ended September 30, 2025.
The decreases for the three and nine months ended September 30, 2026 primarily resulted from the deconsolidation of Armada in the fourth quarter of 2025.

Book value for the consolidated MGAs was $160.8 million as of September 30, 2026, compared to $80.3 million as of December 31, 2025. The increase in book value from December 31, 2025 was a result of the acquisition of Assist America, which was effective as of January 1, 2026 and the acquisition of World Nomads, which was effective as of September 30, 2026.
Underwriting Results
The decrease in underwriting income of $4.7 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily a result of higher acquisition and other underwriting expense ratios, slightly offset by lower attritional loss ratios.
The improvement in underwriting income of $1.2 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily driven by increased favorable prior year loss reserve development, partially offset by higher acquisition and other underwriting expense ratios. For the nine months ended September 30, 2026, favorable prior year loss reserve development was $40.3 million compared to $21.7 million for the nine months ended September 30, 2025, primarily driven by favorable development in A&H. Increased acquisition costs primarily resulted from profit commission accruals related to favorable loss experience and increased other underwriting expense is largely driven by expenses related to incentive compensation award outperformance.
Services Results
The increase in services revenues of $3.0 million and net services income of $1.8 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 were primarily driven by growth in the IMG travel business and the acquisition of Assist America, partially offset by the deconsolidation of Armada in the fourth quarter of 2025.
The decrease in services revenues of $3.8 million and net services income of $7.5 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 were primarily due to the deconsolidation of Armada in the fourth quarter of 2025, partially offset by growth in the IMG travel business and the acquisition of Assist America.
Reinsurance Segment
The Reinsurance segment predominantly underwrites Casualty, Property and Other Specialties lines of business on a worldwide basis. The following table sets forth underwriting results and ratios and the period over period changes for the Reinsurance segment for the three and nine months ended September 30, 2026 and 2025:

	Three months ended			Nine months ended
	September 30, 2026	September 30, 2025	Change	September 30, 2026	September 30, 2025	Change
	($ in millions)
Gross written premium	$317.6	$309.6	$8.0	$973.7	$1,034.1	$(60.4)
Net written premium	275.2	268.1	7.1	798.0	843.6	(45.6)
Net earned premium	304.0	262.3	41.7	819.3	828.3	(9.0)
Loss and loss adjustment expenses incurred, net	154.0	145.5	8.5	428.1	497.2	(69.1)
Acquisition costs, net	86.2	64.7	21.5	225.7	202.3	23.4
Other underwriting expenses	20.9	20.2	0.7	62.2	60.4	1.8
Underwriting income	$42.9	$31.9	$11.0	$103.3	$68.4	$34.9

Underwriting ratios: (1)
Loss ratio	50.7%	55.5%	(4.8)%	52.3%	60.0%	(7.7)%
Acquisition cost ratio	28.4%	24.7%	3.7%	27.5%	24.4%	3.1%
Other underwriting expense ratio	6.9%	7.7%	(0.8)%	7.6%	7.3%	0.3%
Combined ratio	86.0%	87.9%	(1.9)%	87.4%	91.7%	(4.3)%
(1)Underwriting ratios are calculated by dividing the related expense by net earned premium.

Premium Volume
Gross written premium in the Reinsurance segment increased by $8.0 million, or 2.6%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily driven by increases in certain Other Specialties lines, specifically Property and Marine & Energy.
Gross written premium in the Reinsurance segment decreased by $60.4 million, or 5.8%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by deliberate reductions in Casualty, rate and exposure reductions in Property Catastrophe, and reductions in Other Specialties.
Underwriting Results
The increase in net underwriting income for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily driven by increased favorable prior year reserve development in Property and Energy.
The increase in net underwriting results for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, was primarily driven by decreased catastrophe losses, as the nine months ended September 30, 2025 included losses of $62.6 million, or 7.6 percentage points on the combined ratio, primarily from the California wildfires. This was partially offset by lower favorable prior year loss reserve development of $26.9 million for the nine months ended September 30, 2026, compared to $35.5 million for the nine months ended September 30, 2025, mainly from reserve releases in Property relating to prior year’s catastrophe events.
Corporate
Corporate results include all run-off business, which represents certain classes of business that we ceased underwriting as part of fundamental changes to our business strategy, including the effect of the restructuring of the underwriting platform announced in 2022 and certain reinsurance contracts that have interest crediting features. Corporate results also include asbestos and environmental and other latent liability exposures on a gross basis, which have mostly been ceded, as well as specific workers’ compensation and cyber programs which we no longer write. The following table sets forth underwriting results and the period over period changes for the three and nine months ended September 30, 2026 and 2025:

	Three months ended			Nine months ended
	September 30, 2026	September 30, 2025	Change	September 30, 2026	September 30, 2025	Change
	($ in millions)
Gross written premium	$4.3	$2.8	$1.5	$0.1	$15.7	$(15.6)
Net written premium	1.7	5.4	(3.7)	0.9	1.0	(0.1)
Net earned premium	2.8	4.2	(1.4)	4.9	11.5	(6.6)
Loss and loss adjustment expenses incurred, net	0.4	3.6	(3.2)	18.8	10.7	8.1
Acquisition costs, net	0.8	3.7	(2.9)	(1.8)	7.7	(9.5)
Other underwriting expenses	4.8	3.5	1.3	13.9	11.2	2.7
Underwriting loss	$(3.2)	$(6.6)	$3.4	$(26.0)	$(18.1)	$(7.9)
Minimal premium volume for the three and nine months ended September 30, 2026 reflect the expiration and non-renewal of the classes of business that we no longer actively underwrite. The increase in the underwriting loss for the nine months ended September 30, 2026 compared the nine months ended September 30, 2025 was primarily driven by adverse prior year loss reserve development of $14.5 million, mainly from one large claim settlement during the first quarter of 2026.
Non-GAAP Financial Measures
We have included certain financial measures that are not calculated under standards or rules that comprise U.S. GAAP. Such measures, including Core underwriting income, Core net services income, Core income, Core combined ratio, attritional loss ratio and tangible book value per diluted common share, are referred to as non-GAAP financial measures. These non-GAAP financial measures may be defined or calculated differently by other companies. We believe these measures allow for a more complete understanding of our underlying business. These measures are used by management to monitor our results and should not be viewed as a substitute for those determined in accordance with U.S. GAAP. Reconciliations of non-GAAP measures to the most comparable U.S. GAAP measures are included below.

Core Results
Collectively, the sum of the Company's two segments, Insurance & Services and Reinsurance, constitute "Core" results. Core underwriting income, Core net services income, and Core combined ratio are non-GAAP financial measures. We believe it is useful to review Core results as they reflect how management views the business and reflects our decision to exit the run-off business. The sum of Core results and Corporate results are equal to the consolidated results of operations.
Core underwriting income - calculated by subtracting Core loss and loss adjustment expenses incurred, net, Core acquisition costs, net, and Core other underwriting expenses from Core net premiums earned.
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
Core combined ratio - calculated by dividing the sum of Core loss and loss adjustment expenses incurred, net, Core acquisition costs, net and Core other underwriting expenses by Core net premiums earned. Attritional loss ratio excludes catastrophe losses from the accident year loss ratio as they are not predictable as to timing and amount. These ratios are useful indicators of our underwriting profitability.
See Note 4 “Segment reporting” to our unaudited consolidated financial statements included elsewhere in this Form 10-Q and the discussion of Segment Results above for additional information and a calculation of Core results and reconciliations to the most comparable U.S. GAAP measures.
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
The following table sets forth the computation of book value per common share, book value per diluted common share and tangible book value per diluted common share as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	($ in millions, except share and per share amounts)
Common shareholders’ equity attributable to SiriusPoint common shareholders	$2,228.3	$2,269.8
Intangible assets	158.8	121.2
Goodwill	46.0	—
Tangible common shareholders' equity attributable to SiriusPoint common shareholders	$2,023.5	$2,148.6

Common shares outstanding	115,032,060	116,989,799
Effect of dilutive stock options and restricted share units	1,949,637	4,983,345
Book value per diluted common share denominator	116,981,697	121,973,144

Book value per common share	$19.37	$19.40
Book value per diluted common share	$19.05	$18.61
Tangible book value per diluted common share	$17.30	$17.62
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
Dividend Capacity and Capital
We are subject to regulations and other constraints that affect our ability to pay dividends. During the nine months ended September 30, 2026, SiriusPoint paid dividends of $2.6 million to the Series B preference shareholders as the Series B preference shares were fully redeemed on February 26, 2026 (2025 - $4.0 million and $12.0 million, respectively). See Note 14 “Shareholders' equity” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q for further discussion on the redemption. During the three and nine months ended September 30, 2026, SiriusPoint did not pay any dividends to its common shareholders.
For the three and nine months ended September 30, 2026, SiriusPoint received distributions of $45.0 million and $90.0 million, respectively, from SiriusPoint Bermuda Insurance Company Ltd. (“SiriusPoint Bermuda”), its immediate wholly-owned subsidiary (2025 - $17.0 million and $452.0 million, respectively). We believe the dividend/distribution capacity of SiriusPoint’s subsidiaries, which was approximately $694.7 million as of December 31, 2025, provides SiriusPoint with sufficient liquidity. For a further discussion of the various restrictions on SiriusPoint Bermuda’s ability to pay dividends, see Part I, Item 1 “Business - Regulation” in our 2025 Form 10-K.
In addition to the regulatory and other contractual constraints to paying dividends, we manage the capital of the group and each of our operating subsidiaries to support our current ratings from AM Best, Fitch, S&P and Moody’s. This could further reduce the ability and amount of dividends that could be paid from subsidiaries to SiriusPoint. In addition, the Company annually files the prescribed form of capital and solvency return, which comprises the insurer’s Bermuda Solvency Capital Requirement (“BSCR”) model. The BSCR model is a risk-based capital model which provides a method for determining a Class 3A and Class 4 insurer’s capital requirements (statutory economic capital and surplus) by taking into account the risk characteristics of different aspects of the Class 3A and Class 4 insurer’s business. Our filed 2025 BSCR ratio is 256%. The Company is also currently completing its third quarter 2026 Bermuda Quarterly Financial Return, with an estimated ratio of 232%.
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
Effective December 19, 2024, we entered into a four-year, $400.0 million senior unsecured revolving credit facility (the “Facility”) with JPMorgan Chase Bank, N.A. as administrative agent. The Facility includes an option for the Company to request a 12-month extension, subject to satisfaction of certain conditions including, but not limited to, the consent of lenders representing a majority-in-interest of commitments, of the Facility maturity date. Subject to customary conditions precedent upon any borrowing request, the Facility provides access to loans for working capital and general corporate purposes, as well as letters of credit to support obligations under insurance and reinsurance agreements, retrocessional agreements and for general corporate purposes. As of September 30, 2026, the Company was in compliance with all of the covenants under the Facility and there were no outstanding borrowings under the Facility.
Effective September 2025, we became a member of the FHLBNY. As a member, we may borrow through the advance program of the FHLBNY. The FHLBNY advance program provides short- and long-term, fully collateralized loans, called advances, to their members. We have the ability to obtain this funding based on a percentage of the value of our admitted assets in the State of New York, subject to availability of eligible collateral. As of September 30, 2026, there were no outstanding FHLBNY borrowings.
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
The following table represents a summary of our debt obligations as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	Amount	Effective rate (1)	Amount	Effective rate (1)
2024 Senior Notes, at face value	$400.0	7.4%	$400.0	7.4%
Unamortized discount and issuance costs	(3.1)		(4.0)
2024 Senior Notes, carrying value	396.9		396.0
2017 SEK Subordinated Notes, at face value	275.6	6.2%	298.2	7.1%
Unamortized discount	(5.0)		(5.6)
2017 SEK Subordinated Notes, carrying value	270.6		292.6
Total debt	$667.5		$688.6
(1)Effective rate considers the effect of the debt issuance costs, discount, and premium.
For further details and discussion with respect to the 2024 Senior Notes and 2017 SEK Subordinated Notes, please refer to Note 12 “Debt and letter of credit facilities” of Part II, Item 8. “Financial Statements and Supplementary Data” included in our 2025 Form 10-K.
Debt Covenants
As of September 30, 2026, we were in compliance with all of the covenants under the 2024 Senior Notes and the 2017 SEK Subordinated Notes.
Letter of Credit Facilities
As of September 30, 2026, letters of credit in the amount of $761.3 million had been issued by the Company to various insurance and reinsurance counterparties. Each of the facilities contain customary events of default and restrictive covenants, including but not limited to, limitations on liens on collateral, transactions with affiliates, mergers, and sales of assets, as well as solvency and maintenance of certain minimum pledged equity requirements and a minimum rating from rating agencies. Each restricts issuance of any debt without the consent of the letter of credit provider. Additionally, if an event of default exists under any of the letter of credit facilities, our subsidiaries could be prohibited from paying dividends. We were in compliance with all of the covenants under the aforementioned letter of credit facilities as of September 30, 2026.
For further details and discussion with respect to letter of credit facilities, see Note 12 “Debt and letter of credit facilities” in our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Cash Secured Letter of Credit Agreements
Under the cash secured letter of credit facilities, we provide collateral that consists of cash and cash equivalents and debt securities. As of September 30, 2026, total cash and cash equivalents and debt securities with a fair value of $842.3 million were pledged as collateral against the letters of credit issued.
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
Restricted cash and cash equivalents and restricted investments decreased to $1.9 billion as of September 30, 2026 from $2.2 billion as of December 31, 2025. The decrease was primarily due to the release of collateral pledged against prior underwriting years’ (re)insurance contracts.
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
Operating, investing, and financing cash flows for the nine months ended September 30, 2026 and 2025 were as follows:

	2026	2025
	($ in millions)
Net cash provided by operating activities	$306.7	$128.8
Net cash provided by (used in) investing activities	(333.0)	234.9
Net cash used in financing activities	(314.4)	(517.0)
Net decrease in cash, cash equivalents and restricted cash	(340.7)	(153.3)
Cash, cash equivalents and restricted cash at beginning of period	902.4	894.6
Change in cash, cash equivalents and restricted cash classified as assets held for sale	—	(23.6)
Cash, cash equivalents and restricted cash at end of period	$561.7	$717.7
Operating Activities
Cash flows provided by operating activities can fluctuate due to timing differences between the collection of premiums and reinsurance recoverable, the payment of losses and loss expenses, and the payment of premiums to reinsurers. The increase in cash flows provided by operating activities for the nine months ended September 30, 2026 was primarily driven by an increase in the collection of premiums consistent with the underlying growth of the business, compared to lower cash flows provided by operating activities for the nine months ended September 30, 2025 primarily impacted by payments for California wildfire claims.

Investing Activities
Cash flows used in investing activities for the nine months ended September 30, 2026 were driven by lower proceeds from sales and maturities of debt securities compared to purchases during the period and cash used to complete the acquisitions of Assist America and World Nomads. Cash flows provided by investing activities for the nine months ended September 30, 2025 were driven by higher proceeds from sales and maturities of debt securities compared to purchases during the period.
Financing Activities
Cash flows used in financing activities for the nine months ended September 30, 2026 primarily consisted of a $203.9 million payment for the redemption of the Series B Preference share and $100.6 million in payments for share repurchases. Cash flows used in financing activities for the nine months ended September 30, 2025 primarily consisted of $490.8 million in payments for share repurchases.
Financial Condition
As of September 30, 2026, total shareholders’ equity was $2.2 billion, compared to $2.5 billion as of December 31, 2025. The decrease was primarily driven by the redemption of the Series B preference shares of $203.9 million, common share repurchases of $100.6 million and the accumulated other comprehensive loss from unrealized losses from AFS debt securities of $190.0 million, partially offset by net income of $255.0 million for the nine months ended September 30, 2026.
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
The following table summarizes the estimated effects of hypothetical increases and decreases in market interest rates on our debt securities as of September 30, 2026:

	Fair value	Assumed change in interest rate	Estimated fair value after change in interest rate	Pre-tax increase (decrease) in carrying value
	($ in millions)
Debt securities	$5,420.1	300 bp decrease	$5,932.5	$512.4
		200 bp decrease	5,761.6	341.5
		100 bp decrease	5,590.8	170.7
		50 bp decrease	5,505.3	85.2
		50 bp increase	5,330.4	(89.7)
		100 bp increase	5,239.6	(180.5)
		200 bp increase	5,057.8	(362.3)
		300 bp increase	$4,875.4	$(544.7)
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
The following table, presented net of currency hedges, summarizes the estimated effects of a hypothetical 10% increase and decrease in the value of the U.S. dollar against select foreign currencies would have had on the carrying value of our net assets as of September 30, 2026:

	10% increase	10% decrease
	($ in millions)
Swedish Krona to U.S. Dollar	$(1.1)	$1.1
British Pound to U.S. Dollar	(2.4)	2.4
Swiss Franc to U.S. dollar	(1.0)	1.0
Euro to U.S. Dollar	(2.0)	2.0
Canadian Dollar to U.S. Dollar	$(0.1)	$0.1

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2026. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table summarizes our repurchase of common shares during the three months ended September 30, 2026:

	(a) Total number of shares purchased	(b) Average price paid per share (1)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum $ value of shares that may yet be purchased under the plans or programs (2)
July 1, 2026 - July 31, 2026	977,890	$24.76	977,890	$76,883,630
August 1, 2026 - August 31, 2026	124,544	23.83	124,544	73,919,333
September 1, 2026 - September 30, 2026	—	—	—	73,919,333
Total	1,102,434	$24.65	1,102,434	$73,919,333
(1)Including commissions.
(2)Maximum value of common shares that may yet be purchased under the share repurchase programs previously authorized on May 4, 2016, February 28, 2018, and July 31, 2024.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
Legacy Reinsurance Loss Portfolio Transfer
On October 30, 2026, SiriusPoint America Insurance Company ("SiriusPoint America") and SiriusPoint Bermuda Insurance Company Ltd. ("SiriusPoint Bermuda" and, together with SiriusPoint America, the "Cedents"), each a subsidiary of SiriusPoint Ltd., entered into a Master Agreement (the "Master Agreement"). The Master Agreement is made by and between the Cedents and RiverStone International Bermuda Limited ("RiverStone Bermuda"), an insurer domiciled in Bermuda, and Riverstone International Limited.

Pursuant to the Master Agreement, at the closing of the transactions contemplated therein: (a) the Cedents and RiverStone Bermuda will enter into a Loss Portfolio Transfer Reinsurance and Retrocession Agreement (the "LPT Agreement"), under which the Cedents will cede and RiverStone Bermuda will assume up to 100% of the net reserves with respect to certain legacy reinsurance and retrocession exposures of the Cedents (the "Subject Business"), subject to the terms and conditions of the LPT Agreement, including an aggregate limit; (b) RiverStone International Insurance, Inc., an affiliate of RiverStone Bermuda (the "Administrator"), will assume authority and responsibility for certain administrative services related to the Subject Business, pursuant to the terms of the LPT Agreement; and (c) each of the Cedents, RiverStone Bermuda, and a trustee will enter into trust agreements under which RiverStone Bermuda will provide collateral securing its reinsurance obligations with respect to the Subject Business. The Subject Business includes substantially all of the Company’s remaining run-off reserves.

This transaction covers approximately $400.0 million of SiriusPoint net loss and loss adjustment expense reserves, valued as of June 30, 2026. The aggregate limit under the LPT Agreement is $700.0 million.

The Master Agreement and the LPT Agreement include customary representations and warranties, indemnification obligations, covenants and termination rights of the parties. The transaction is subject to regulatory approvals and customary closing conditions.

Trading Arrangements
During the three months ended September 30, 2026, none of the Company’s directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

ITEM 6. Exhibits

10.1†
Master Agreement, dated as of October 30, 2026, by and among SiriusPoint America Insurance Company, SiriusPoint Bermuda Insurance Company Ltd., Riverstone International Bermuda Limited, and Riverstone International Limited

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
†     The Registrant has omitted portions of the referenced exhibit pursuant to Regulation S-K Item 601(b)(10)(iv).

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
Date: November 5, 2026
/s/ Scott Egan
Scott Egan
Chief Executive Officer
(Principal Executive Officer)

/s/ Jim McKinney
Jim McKinney
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)